Form 10-Q
period 2004-03-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2004-05-17
CIK 1124289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                        _________________________________

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-109381

                       HAIGHTS CROSS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                NO. 13-4087398
    (State of Incorporation)             (I.R.S. Employer Identification No.)

                          10 NEW KING STREET, SUITE 102
                             WHITE PLAINS, NY 10604
               (Address of principal executive offices) (Zip Code)

                                 (914) 289-9400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]              No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act.)
Yes [ ]              No [X].

                       HAIGHTS CROSS COMMUNICATIONS, INC.

                            QUARTERLY REPORT FOR THE
                          QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
    Consolidated Statements of Operations for the Three Months Ended
       March 31, 2004 and 2003 (unaudited)..........................................................       3
    Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003..............       4
    Condensed Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 2004 and 2003 (unaudited)..........................................................       5
    Notes to Consolidated Financial Statements......................................................       6

    Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................      14

    Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................      26

    Item 4. Controls and Procedures.................................................................      26

    Signatures......................................................................................      27

PART I - FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS

               HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------
                                                    2004                2003
                                                 ------------       ------------
                                                         (IN THOUSANDS)
Revenue                                          $     39,563       $     38,127

Costs and expenses:
   Cost of goods sold                                  11,972             11,916
   Marketing and sales                                  9,084              8,227
   Fulfillment and distribution                         3,061              2,735
   General and administrative                           5,147              5,053
   Restructuring charges                                  354                522
   Amortization of pre-publication costs                2,594              1,954
   Depreciation and amortization of property
     and equipment                                        581                476
                                                 ------------       ------------
     Total costs and expenses                          32,793             30,883
                                                 ------------       ------------
Income from operations                                  6,770              7,244

Other (income) expenses:
   Interest expense                                    11,417              4,518
   Interest income                                       (134)                 -
   Amortization of deferred financing
     costs                                                799                301
   Other expense                                            2                  -
                                                 ------------       ------------
     Total other expenses                              12,084              4,819
                                                 ------------       ------------
Income (loss) before discontinued
   operations                                          (5,314)             2,425
Discontinued operations:
   Loss from operations of discontinued
     operations                                             -               (150)
                                                 ------------       ------------
Net income (loss)                                      (5,314)             2,275

Preferred stock dividends and accretion                  (621)            (4,574)
                                                 ------------       ------------
Net loss available to common stockholders        $     (5,935)      $     (2,299)
                                                 ============       ============

    See accompanying notes.

               HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,               DECEMBER 31,
                                                                              2004                      2003
                                                                         ---------------           ---------------
                                                                           (UNAUDITED)
                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and cash equivalents                                                $        77,747           $        32,389
Accounts receivable, net                                                          19,282                    16,459
Inventory, net                                                                    22,884                    22,150
Direct response advertising costs - current portion, net                           4,054                     2,431
Prepaid royalties                                                                  4,905                     2,908
Prepaid expenses and other current assets                                          2,313                     5,342
                                                                         ---------------           ---------------
  Total current assets                                                           131,185                    81,679

Pre-publication costs, net                                                        28,297                    28,197
Direct response advertising costs, net                                             6,697                     6,504
Property and equipment, net                                                        7,190                     7,098
Goodwill                                                                         125,005                   125,005
Deferred financing costs, net                                                     16,525                    13,944
Other assets                                                                       3,136                     3,095
                                                                         ---------------           ---------------
Total assets                                                             $       318,035           $       265,522
                                                                         ===============           ===============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities                                $       14,261           $        18,449
  Accrued interest                                                                 2,865                     6,742
  Deferred subscription revenue                                                   13,696                    13,272
  Current portion of long term debt                                                1,000                     1,000
                                                                         ---------------           ---------------
    Total current liabilities                                                     31,822                    39,463

Long term liabilities:
  Senior secured term loan                                               $        98,500           $        98,750
  11-3/4% senior notes                                                           140,000                   140,000
  12-1/2% senior discount notes                                                   75,106
  Series B Senior preferred stock, redeemable, $.001 par value,
   6,000,000 shares authorized, 2,000,230 shares issued and
   outstanding as of March 31, 2004 (approximate aggregate
   liquidation value of $98,315, as of March 31, 2004)                            96,221                         -
  Deferred gain on Series B cancellation                                           4,934                         -
                                                                         ---------------           ---------------
      Total long term liabilities                                                414,761                   238,750

Commitments

Redeemable preferred stock:
  Series B Senior preferred stock, redeemable, $.001 par value,
    6,000,000 shares authorized, 2,400,000 shares issued and
    outstanding as of December 31, 2003                                                -                   109,364
  Series A preferred stock, redeemable, $.001 par value, 30,000 authorized, 22,476 shares issued and outstanding (approximate
    aggregate liquidation value as of March 31, 2004 of $31,622)                  33,675                    34,299
                                                                         ---------------           ---------------
      Total redeemable preferred stock                                            33,675                   143,663

Stockholders' deficit:
  Common stock, $.001 par value, 30,000,000 shares authorized,
   20,000,000 shares issued and outstanding                                           20                        20
  Accumulated other comprehensive income                                             365                       299
  Accumulated deficit                                                           (162,608)                 (156,673)
                                                                         ---------------           ---------------
    Total stockholders' deficit                                                 (162,223)                 (156,354)
                                                                         ---------------           ---------------
Total liabilities, redeemable preferred stock and
  stockholders' deficit                                                  $       318,035           $       265,522
                                                                         ===============           ===============

    See accompanying notes.

              HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------------------
                                                                        2004                        2003
                                                                   ---------------             ---------------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities:               $        (8,112)            $           756
                                                                   ---------------             ---------------
INVESTING ACTIVITIES
Additions to pre-publication costs                                          (2,681)                     (3,526)
Additions to property and equipment                                           (673)                       (858)
Proceeds from sale of businesses                                                 -                       6,749
                                                                   ---------------             ---------------
Net cash (used in) provided by investing activities:                        (3,354)                      2,365
                                                                   ---------------             ---------------

FINANCING ACTIVITIES
Proceeds from senior credit facility                                             -                       9,000
Repayment of senior credit facility                                              -                      (8,812)
Repayment of senior secured term loan                                         (250)                          -
Proceeds from 12-1/2% senior discount notes                                 73,653                           -
Purchase of Series B senior preferred stock                                (13,999)                          -
Additions to deferred financing costs                                       (2,945)                          -
                                                                   ---------------             ---------------
Net cash provided by financing activities:                                  56,459                         188
                                                                   ---------------             ---------------

Effect of exchange rate changes on cash                                        365                           -
Net change in cash and cash equivalents                                     45,358                       3,309
Cash and cash equivalents at beginning of period                            32,389                       2,701
                                                                   ---------------             ---------------
Cash and cash equivalents at end of period                         $        77,747             $         6,010
                                                                   ===============             ===============

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for:
    Interest                                                       $         9,729             $         2,341

     See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The unaudited interim consolidated financial statements contained herein consist of the accounts of Haights Cross Communications, Inc. (the "Company"), a Delaware corporation formed in January 1997 to create and build an education and library publishing business, and its subsidiaries. The Company is a holding company that conducts all of its operations through its direct and indirect subsidiaries.

The Company is a creator and publisher of high quality education and library materials. Products include K-12 curriculum-based student books, workbooks and study guides, test preparation publications, teacher materials, audiobooks, library books for children and young adults, and continuing professional education materials. The Company markets its products primarily to school administrators, educators, librarians and other professionals. Products are distributed via market-specific field and telesales representatives, direct mail and web/e-commerce to the North American market, and to the rest of the world via licensing and distribution arrangements.

Our business is subject to modest seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. In addition, our quarterly results of operations have fluctuated in the past, and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library, and consumer purchasing decisions, unpredictable funding of schools and libraries by Federal, state, and local governments, consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. The consolidated results of operations of interim periods are not necessarily indicative of results for a full year. All material intercompany accounts and transactions have been eliminated upon consolidation. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of SFAS No. 150 remain subject to existing guidance.

The adoption of SFAS No. 150 requires that the Company's Series B Senior preferred stock be classified as debt in the Company's consolidated balance sheet because it is redeemable at a fixed and determinable date. Dividends and accretion related to the Series B Senior preferred stock, which previously had been recorded below net income (loss) as a charge in determining net income
(loss) available to common stockholders' has been charged to interest expense in the accompanying consolidated statement of operations since the January 1, 2004 adoption of this standard. While the Company's Series A preferred stock is redeemable beginning in the year 2019, such redemption is at the option of the holders and is not mandatory, therefore SFAS No. 150 is not applicable to our Series A preferred stock.

3.       DISCONTINUED OPERATIONS

The results of operations of discontinued operations have been classified as discontinued operations in the accompanying consolidated statements of operations. On March 31, 2003, and May 30, 2003, in two separate transactions, the Company sold the assets of its subsidiary Andrews Communications, LLC (including its divisions Oakstone Legal & Business Publishing and Andrews Publishing) for gross proceeds of $7,991,000 and net proceeds of $7,550,000. On May 30, 2003, in conjunction with the second transaction, a loss of $911,000 was recorded on the sale. Andrews Communications, LLC published legal newsletters, books, reports, and related publications to attorneys, law firms, employment professionals, and others.

For the three months ended March 31, 2003, Andrews Communications, LLC had revenue of $1,550,000, and loss from operations of discontinued operations of $150,000.

4.       COMPREHENSIVE LOSS

Assets and liabilities of the Company's wholly-owned international subsidiary, WF Howes located in the United Kingdom, are translated at their respective period-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting foreign currency translation adjustments from assets and liabilities are included as "Accumulated other comprehensive loss" and are reflected as a separate component of stockholders' deficit.

The following table sets forth the calculation of comprehensive loss for the periods indicated:

                                                           Three Months Ended March 31,
                                                               2004           2003
                                                           ------------   ------------
Net (loss) income                                          $     (5,314)  $       2,275
Add: foreign currency translation adjustment                        365               -
                                                           ------------   -------------
                                                           $     (4,949)  $       2,275
                                                           ============   =============


5.       INVENTORY

The following table sets forth the components of inventory for the periods indicated:

                                                           MARCH 31,       DECEMBER 31,
                                                             2004              2003
                                                        --------------    --------------
                                                          (UNAUDITED)
Supplies                                                $      885,000    $    1,015,000
Work-in-process                                                574,000           642,000
Finished goods                                              23,115,000        22,137,000
                                                        --------------    --------------
                                                            24,574,000        23,794,000
Less allowance for obsolescence                              1,690,000         1,644,000
                                                        --------------    --------------
                                                        $   22,884,000    $   22,150,000
                                                        ==============    ==============

6.       FINANCING ARRANGEMENTS

On August 20, 2003, Haights Cross Operating Company ("HCOC") entered into a $30,000,000 four-year and nine-month senior secured revolving credit facility, and a $100,000,000 five-year senior secured term loan and issued $140,000,000 of 11-3/4% senior notes due 2011. HCOC used the net proceeds of these transactions to repay indebtedness under its old senior secured credit facility and to redeem its then outstanding 13.0% senior subordinated notes due 2009.

In connection with this refinancing transaction, HCOC incurred an early redemption premium of $9,236,000 which was paid to the senior subordinated note holders. As part of the redemption transaction, the Company also cancelled 1,880 warrants for Series A preferred stock with an assigned value of $1,880,000 and 1,692,169 warrants for common stock held by the senior subordinated note holders.

Since December 10, 1999, DLJ Merchant Banking Partners II, L.P. and its affiliates (the "DLJ Parties") have held shares of the Company's Series B Senior preferred stock and warrants to purchase shares of the Company's Series A preferred stock and common stock. In addition, the DLJ Parties have been parties to an investors agreement with the Company pursuant to which DLJ Merchant Banking Partners II, L.P. had the right to designate one member of the Company's board of directors and such director had the right to approve various transactions, including the incurrence, assumption or guarantee by the Company of any indebtedness for borrowed money. On January 22, 2004, the DLJ Parties sold substantially all of their shares and warrants to third parties. In connection with such sale, the investors agreement was amended to eliminate the DLJ Parties' board designation right and the related director approval rights, and the DLJ Parties' board designee resigned from the Company's board of directors. In addition, the DLJ Parties returned to the Company for cancellation 104,770 shares of Series B Senior preferred stock having a liquidation value of $5,000,000, warrants to purchase 778 shares of Series A preferred stock having a value of $778,000, and warrants to purchase 743,148 shares of common stock. The Company reversed $904,000 of discount and fees associated with the return of the Series B Senior preferred stock. The net gain resulting from this transaction has been deferred and classified as a liability in the accompanying consolidated balance sheet. The deferred gain will be amortized against interest expense through December 10, 2011, the Series B Senior preferred stock mandatory redemption date.

On February 2, 2004, the Company completed an offering of 12-1/2% senior discount notes and received net proceeds of $73,653,000. The Company used a portion of the proceeds from the sale of the Company's 12-1/2% senior discount notes to repurchase 295,000 outstanding shares of Series B Senior preferred stock at a price equal to 99% of its liquidation value of $14,140,000. In connection with this repurchase, 467 Series A preferred stock warrants having a value of $467,000 and 451,666 common stock warrants were returned to the Company for cancellation. The Company reversed $548,000 of discount and fees associated with the return of the Series B Senior preferred stock. The Company intends to use the remaining proceeds to fund future acquisitions and for general corporate purposes.

7.       RESTRUCTURING CHARGES

Restructuring charges generally consist of employee termination benefits, costs incurred to consolidate facilities or relocate employees, or costs to terminate contracts, such as operating leases.

During the fourth quarter of 2002, the Company initiated an operations consolidation project under which it consolidated the warehousing and order fulfillment functions of its Triumph Learning, Chelsea House and Sundance/Newbridge subsidiaries at a new warehouse facility. The customer service functions of Triumph Learning and Sundance/Newbridge were also combined. The objective of the consolidation was to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. In January 2003, the Company signed the lease for the new warehouse facility and overall completion of the project occurred in March 2004. In connection with this effort, the Company recorded a total restructuring charge of $2,430,000. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, these costs were not accrued as of December 31, 2002.

    Operations consolidation project restructuring activity by type for the three months ended March 31, 2004 (unaudited) is as follows:

                                                      ACCRUED                                                       ACCRUED
                                                   RESTRUCTURING                                                 RESTRUCTURING
                                     AMOUNT       LIABILITY AS OF  RESTRUCTURING                                LIABILITY AS OF
                                  EXPECTED TO BE    DECEMBER 31,      EXPENSE        CASH PAID                      MARCH 31,
                                    INCURRED            2003          IN 2004         IN 2004     REVERSALS           2004
                                    --------            ----          -------         -------     ---------           ----
Severance and related.........     $   600,000      $   103,000    $    244,000    $    174,000   $       --      $   173,000
Lease terminations costs......         730,000          155,000              --          44,000           --          111,000
Relocation and other..........       1,100,000           33,000         110,000          96,000           --           47,000
                                   -----------      -----------    ------------    ------------   ----------      -----------
                                   $ 2,430,000      $   291,000    $    354,000    $    314,000   $       --      $   331,000
                                   ===========      ===========    ============    ============   ==========      ===========

    The Company has expensed inception to date for this project $827,000, $523,000 and $1,144,000 for severance and related, lease termination costs and relocation and other, respectively.

    Operations consolidation project restructuring activity by segment for the three months ended March 31, 2004 (unaudited) is as follows:

                                             ACCRUED
                                          RESTRUCTURING                                                     ACCRUED
                               AMOUNT     LIABILITY AS OF  RESTRUCTURING                                 RESTRUCTURING
                          EXPECTED TO BE    DECEMBER 31,      EXPENSE      CASH PAID                    LIABILITY AS OF   HEADCOUNT
                             INCURRED          2003           IN 2004       IN 2004     REVERSALS        MARCH 31, 2004    REDUCTION
                             --------          ----           -------       -------     ---------       ---------------   ---------
Sundance/Newbridge....    $     750,000     $    93,000    $         --  $      44,000  $        --       $     49,000         3
Chelsea House.........        1,000,000         198,000         354,000        270,000           --            282,000        17
Triumph Learning......          560,000              --              --             --           --                 --        13
Corporate.............          120,000              --              --             --           --                 --         1
                          -------------     -----------    ------------  -------------  -----------       ------------        --
                          $   2,430,000     $   291,000    $    354,000  $     314,000  $        --       $    331,000        34
                          =============     ===========    ============  =============  ===========       ============        ==

    The Company has expensed inception to date for this project $639,000, $1,257,000, $479,000 and $119,000 at Sundance/Newbridge, Chelsea House, Triumph Learning and Corporate, respectively.

8.       SEGMENT REPORTING

The Company is a creator, publisher and marketer of products for the education and library publishing markets. The Company has five operating business segments which are regularly reviewed by the chief operating decision-maker in making decisions about allocating resources and assessing performance.

The information presented below includes certain expense allocations between the corporate parent and the operating business segments and is therefore not necessarily indicative of the results that would be achieved had these been stand-alone businesses. Corporate general and administrative expense consists of general corporate administration expense not allocated to the operating business segments. Corporate capital expenditures includes capital expenditures of discontinued and held for sale operations.

The results of operations and other data for the five operating segments and the corporate parent for the three months ended March 31, 2004 and 2003 (unaudited) are as follows:

                                                                TOTAL                             TOTAL
                                                              EDUCATION                          LIBRARY
                              SUNDANCE/  TRIUMPH              PUBLISHING   RECORDED   CHELSEA   PUBLISHING
                              NEWBRIDGE  LEARNING   OAKSTONE    GROUP       BOOKS      HOUSE      GROUP      CORPORATE  CONSOLIDATED
                              ---------  --------   --------  ----------   --------   -------   ----------   ---------  ------------
                                                                     (in thousands)
THREE MONTHS ENDED
MARCH 31, 2004
(UNAUDITED)
Revenue                        $ 8,342   $ 7,917     $ 3,887   $20,146     $16,606    $ 2,811     $19,417    $      -     $39,563
Cost of goods sold               2,080     1,593       1,102     4,775       6,441        756       7,197           -      11,972
Marketing and sales              2,676     1,707       1,284     5,667       2,887        530       3,417           -       9,084
Fulfillment and distribution       877       466         410     1,753       1,046        262       1,308           -       3,061
General and administrative         717     1,122         550     2,389       1,343        799       2,142         970       5,501
Amortization of
   pre-publication costs           712       441          95     1,248         811        535       1,346           -       2,594
Depreciation and
   amortization on
   property and equipment          177        23         124       324         172         30         202          55         581
                               -------   -------     -------   -------     -------    -------     -------     -------     -------
Income (loss) from
operations                     $ 1,103   $ 2,565     $   322   $ 3,990     $ 3,906    $  (101)    $ 3,805     $(1,025)    $ 6,770
                               =======   =======     =======   =======     =======    =======     =======     =======     =======

Interest expense               $   413   $   803     $   480   $ 1,696     $ 1,157    $   900     $ 2,057     $ 7,664     $11,417
Capital expenditures -
   pre-publication costs           794       450          63     1,307         756        618       1,374           -       2,681
Capital expenditures -
   property and equipment          236        38          32       306         266         82         348          19         673

THREE MONTHS ENDED
MARCH 31, 2003
(UNAUDITED)
Revenue                        $ 7,986   $ 6,951     $ 3,861   $18,798     $15,799    $ 3,530     $19,329    $      -     $38,127
Cost of goods sold               2,018     1,650       1,077     4,745       6,331        840       7,171           -      11,916
Marketing and sales              2,364     1,542       1,160     5,066       2,510        651       3,161           -       8,227
Fulfillment and distribution       579       489         376     1,444         991        300       1,291           -       2,735
General and administrative       1,144       856         443     2,443       1,182        692       1,874       1,258       5,575
Amortization of
   pre-publication costs           480       330          91       901         620        433       1,053           -       1,954
Depreciation and
   amortization on
   property and equipment          103        27         103       233         149         24         173          70         476
                               -------   -------     -------   -------     -------    -------     -------     -------     -------
Income (loss) from
operations                     $ 1,298   $ 2,057     $   611   $ 3,966     $ 4,016    $   590     $ 4,606     $(1,328)    $ 7,244
                               =======   =======     =======   =======     =======    =======     =======     =======     =======

Interest expense               $   642   $   939     $   568   $ 2,149     $ 1,519    $   894     $ 2,413     $   (44)    $ 4,518
Capital expenditures -
   pre-publication costs         1,089       431          44     1,564       1,079        883       1,962           -       3,526
Capital expenditures -
   property and equipment          510         3          54       567         244         40         284           7         858

9.       SUBSEQUENT EVENTS (UNAUDITED)

On April 15, 2004, the Company acquired the business of Buckle Down Publishing Company, a publisher of test preparation materials for high-stakes state tests. The consideration for the acquisition was $24,000,000 in cash, which is subject to a post-closing working capital adjustment, and $3,500,000 face amount of our newly authorized Series C preferred stock, of which shares with a face amount of $2,000,000 were deposited in an escrow account to secure the seller's indemnification obligations. The Buckle Down business will be operated as a division of our Triumph Learning subsidiary and will be included in that segment.

On April 19, 2004, the Company announced its intention to sell its Oakstone Publishing unit. The Company hopes to complete the sale during the third quarter of 2004. Commencing in the second quarter of 2004, the unit will be accounted for and reported as a discontinued operation in the consolidated statements of operations and as a business held for sale in the consolidated balance sheets.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT. This quarterly report contains "forward-looking statements". Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this quarterly report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts" and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this quarterly report, including, among others, the following:

                  - market acceptance of new education and library products, particularly reading, literature, language arts, mathematics, science and social studies programs;

                  - the seasonal and cyclical nature of education and library sales;

                  - changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of education and library products and shifts in timing of purchases;

                  - changes in the competitive environment, including those which could adversely affect our cost of sales;

                  -   changes in the relative profitability of products sold;

                  - regulatory changes that could affect the purchase of education and library products;

                  - changes in the strength of the retail market for audiobooks and market acceptance of newly-published titles;

                  - delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials;

                  - the potential effect of a continued weak economy on sales of education and library products;

                  - the risk that our well-known authors will depart and write for our competitors; and

                  - the effect of changes in accounting, regulatory and/or tax policies and practices.

There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. The forward-looking statements in this quarterly report are made as of the date of this quarterly report.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - UNAUDITED

OPERATING GROUPS

We have organized our businesses into two operating groups: the Education Publishing Group and the Library Publishing Group.

EDUCATION PUBLISHING GROUP. Our Education Publishing Group publishes supplemental reading materials for the kindergarten through 9th grade market, state-specific test preparation materials for K-12 high stakes competency tests and continuing medical education products for doctors. Our Education Publishing Group also markets non-proprietary, supplemental reading products and literature for the K-12 market. This group is comprised of three segments:
Sundance/Newbridge, Triumph Learning and Oakstone.

LIBRARY PUBLISHING GROUP. Our Library Publishing Group publishes audiobooks for adults and children as well as literary, biographical and topical books published in series for public and school libraries. Our Library Publishing Group also markets non-proprietary audiobooks to public and school libraries. This group is comprised of two segments: Recorded Books and Chelsea House.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Changes in facts, circumstances and market conditions may result in revised estimates.

The critical accounting policies described herein are those that are, in management's opinion, most important to the presentation of our consolidated financial condition and results of operations.

     REVENUE AND EXPENSE RECOGNITION

In accordance with industry practice, we recognize revenue from books and other non-subscription sales when the product is shipped to the customer. Product shipment terms are FOB shipping point and collectability is reasonably assured at the time of shipment. Subscription revenue is deferred and recognized as the subscription is fulfilled. Revenue is recognized net of provisions for estimated returns. These estimated return provisions are based upon historical experience and other industry factors including management's expectations. Actual return experience is monitored and any significant change from management's expectations results in an adjustment in the reserve rates utilized to estimate returns.

Cost of goods sold is recognized when the related revenue is recognized and primarily consists of paper, audio tape, printing, binding and duplication and author royalty expenses.

     PRE-PUBLICATION COSTS

We capitalize the costs associated with the development of our new products. These costs primarily include author fees under work-for-hire agreements (excluding royalties), the costs associated with artwork, photography and master tapes, other external creative costs, internal editorial staff costs and pre-press costs that are directly attributable to the products. These costs are tracked at the product title or product series level and are amortized beginning in the month the product is introduced to market. These costs are amortized over the estimated life cycle of the book or product, based upon the sales performance of similarly existing products that are sold in the same business segment, for periods ranging from two to five years. The amortization rate is determined by the expected annual performance during the life cycle and, accordingly, in many cases an accelerated amortization method is utilized. Costs determined to be unrecoverable are written off. A write-off occurs most often when sales of a product are lower than anticipated or when a later version of the product is released. In addition, life cycles are constantly monitored for changes in length or rate of sales during the life cycle. When changes are significant the amortization rate and period are adjusted.

     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of net acquisition cost over the estimated fair value of net assets acquired of purchased companies. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, intangible assets considered to have indefinite lives, such as goodwill, are no longer amortized to expense but are periodically evaluated for impairment at the reporting unit level. Intangible assets with finite lives continue to be amortized to expense over their useful lives.

Under SFAS No. 142, goodwill is subject to an annual impairment test as well as an interim test if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The impairment test is a two-step process. First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is taken for the difference. For purposes of estimating the fair value of the reporting unit, we use a discounted cash flow approach, since our common stock is not publicly traded and a quoted market price is unavailable.

     DIRECT RESPONSE ADVERTISING COSTS

Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability is evaluated on a product-by-product basis at the campaign level. The life and amortization rate are determined by historical experience from similar products at the same business. Generally, greater than 90% of direct mail costs are amortized in the first year, with all costs being amortized over lives ranging from 12-18 months. The sole exception to this policy is the direct mail costs relating the Oakstone subscription business which are amortized on an accelerated basis over the estimated life of the subscriber for up to five years. For these subscription products, the life is based on the original subscription period plus subsequent renewal periods. The rate of amortization is based on the expiration and cancellation rate of subscribers for similar subscription products.

Catalog costs are amortized on an accelerated basis over the estimated life of the catalog, generally between one and eighteen months with greater than 90% of catalog costs being amortized in the first year. The life and amortization rate is based on the sales experience of similar catalogs at the same business segment. Amortization of direct response advertising costs is included in marketing and sales expense in the accompanying consolidated statements of operations. If a direct mail solicitation or catalog is determined to be unprofitable, all remaining capitalized costs are written-off at that time.

     INVENTORY AND RELATED OBSOLESCENCE

Inventory consists primarily of books, which are valued at the lower of cost or market, as determined by the first-in, first-out method. Obsolescence reserves on slow-moving or excess merchandise are recorded, where applicable, based upon regular reviews of inventories on-hand and estimated future demand. If a book is taken out of print, superseded by a later version or ceases to sell, it is considered obsolete and all related inventory amounts are written-off. If quantities of a book exceed expected future demand based on historical sales of that title, the excess inventory is also written off.

     STOCK-BASED COMPENSATION

We have a stock option plan, pursuant to which stock options for a fixed number of shares of common stock are granted to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise prices of options issued under the plan are determined by our board of directors using commonly employed valuation methods. Awards under the plan generally vest over three years, although vesting may also be on performance.

We account for stock options by following the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Under the fair value method, compensation expense for options is measured at the grant date based on the value of the award as determined using the minimum value option valuation model and is recognized over the vesting period of the grant.

     INCOME TAXES

We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. A history of generating taxable income is required in order to substantiate the recording of a net tax asset. Because we have not yet generated taxable income, we have placed a 100% valuation allowance on our net tax benefits. We will re-evaluate the deferred tax valuation allowance based on future earnings.

     LONG-TERM DEBT AND REDEEMABLE CAPITAL STOCK

We have had and continue to have significant obligations pursuant to which interest and/or dividends are accrued and not paid in cash. These obligations consist of the old senior subordinated notes (which have been redeemed in full) and our Series A preferred stock and Series B Senior preferred stock.

We issued warrants to purchase shares of our common stock and Series A preferred stock in connection with the issuance of our old senior subordinated notes due 2009 and our Series B Senior preferred stock. Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", requires that the portion of the proceeds of the old senior subordinated notes due 2009 and Series B Senior preferred stock that is allocable to the warrants should be accounted for as paid-in capital. The allocation is based on the relative fair values of the old senior subordinated notes due 2009, Series B Senior preferred stock, common stock warrants and Series A preferred stock warrants at the time of issuance. The resulting discounts on the old senior subordinated notes due 2009 were recorded initially as a reduction to the carrying amount of such notes and were amortized as a component of interest expense over the life of such notes. In connection with the August 20, 2003 refinancing transaction, all outstanding warrants to purchase shares of Series A preferred stock and warrants to purchase shares of common stock issued with such notes were canceled.

Since December 10, 1999, DLJ Merchant Banking Partners II, L.P. and its affiliates (the "DLJ Parties") have held shares of our Series B Senior preferred stock and warrants to purchase shares of our Series A preferred stock and common stock. In addition, the DLJ Parties have been parties to an investors agreement with us pursuant to which DLJ Merchant Banking Partners II, L.P. had the right to designate one member of our board of directors and such director had the right to approve various transactions, including the incurrence, assumption or guarantee by us of any indebtedness for borrowed money. On January 22, 2004, the DLJ Parties sold substantially all of their shares and warrants to third parties. In connection with such sale, the investors agreement was amended to eliminate the DLJ Parties' board designation right and the related director approval rights, and the DLJ Parties' board designee resigned from our board of directors. In addition, the DLJ Parties returned to us for cancellation 104,770 shares of Series B Senior preferred stock having a liquidation value of $5.0 million, warrants to purchase 778 shares of Series A preferred stock having a value of $0.8 million, and warrants to purchase 743,148 shares of common stock. We reversed $0.9 million of discount and fees associated with the return of the Series B Senior preferred stock. The net gain resulting from this transaction has been deferred and classified as a liability in the accompanying consolidated balance sheet. The deferred gain will be amortized against interest expense through December 10, 2011, the Series B Senior preferred stock mandatory redemption date.

 On February 2, 2004, we completed an offering of 12-1/2% senior discount notes and received net proceeds of $73.7 million. We used a portion of the proceeds from the sale to repurchase 295,000 outstanding shares of Series B Senior preferred stock at a price equal to 99% of its carrying value of $14.1 million. In connection with this repurchase, 467 Series A preferred stock warrants having a value of $0.5 million and 451,666 common stock warrants were returned to us for cancellation. We reversed $0.5 million of discount and fees associated with the return of the Series B Senior preferred stock. We intend to use the remaining proceeds to fund future acquisitions and for general corporate purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUE

Revenue increased $1.4 million, or 3.8%, to $39.6 million for the three months ended March 31, 2004, from $38.1 million for the three months ended March 31, 2003.

     EDUCATION PUBLISHING GROUP. Revenue from the Education Publishing Group increased $1.3 million, or 7.2%, to $20.1 million for the three months ended March 31, 2004, from $18.8 million for the three months ended March 31, 2003. Sundance/Newbridge's revenue increased $0.4 million, or 4.5%, to $8.3 million for the three months ended March 31, 2004, from $8.0 million for the three months ended March 31, 2003. A significant contributor to these higher revenues was the new Reading Powerworks product. Revenue at Triumph Learning increased $1.0 million, or 13.9%, to $7.9 million for the three months ended March 31, 2004 from $7.0 million for the three months ended March 31, 2003. This increase was due to strong sales of state specific test-prep products in four states. Oakstone's revenue remained flat at $3.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     LIBRARY PUBLISHING GROUP. Revenue from the Library Publishing Group increased $0.1 million, or 0.5%, to $19.4 million for the three months ended March 31, 2004, from $19.3 million for the three months ended March 31, 2003. Revenue at Recorded Books increased $0.8 million, or 5.1%, to $16.6 million for the three months ended March 31, 2004 from $15.8 million for the three months ended March 31, 2003 resulting from increases in the school, library, consumer and other channels partially offset by small declines in the retail and Audio Adventures channels. Revenue at Chelsea House decreased $0.7 million, or 20.4%, to $2.8 million for the three months ended March 31, 2004, from $3.5 million for the three months ended March 31, 2003 due to continued softness in library spending on traditional materials.

COST OF GOODS SOLD

Cost of goods sold increased $0.1 million, or 0.5%, to $12.0 million for the three months ended March 31, 2004 from $11.9 million for the three months ended March 31, 2003. The gross margin as a percentage of revenue for the three months ended March 31, 2004 increased to 69.7% from 68.7% for the three months ended March 31, 2003.

     EDUCATION PUBLISHING GROUP. Cost of goods sold for the Education Publishing Group increased slightly to $4.8 million for the three months ended March 31, 2004 from $4.7 million for the three months ended March 31, 2003, while the gross margin increased to 76.3% from 74.8% period over period. At Sundance/Newbridge, the cost of goods sold increased slightly to $2.1 million from $2.0 million and the gross margin increased to 75.1% from 74.7% quarter over quarter. Cost of goods sold for Triumph Learning decreased slightly to $1.6 million from $1.7 million while the gross margin increased to 79.9% from 76.3% quarter over quarter. Cost of goods sold at Oakstone was $1.1 million for both periods, the gross margin declined to 71.6% from 72.1% period over period.

     LIBRARY PUBLISHING GROUP. Cost of goods sold for the Library Publishing Group was $7.2 million for both periods and gross margin was 62.9% for both periods. The cost of goods sold for Recorded Books increased $0.1 million, or 1.7%, to $6.4 million from $6.3 million while the gross margin for Recorded Books increased to 61.2% from 59.9%. Cost of goods sold for Chelsea House remained unchanged at $0.8 million while the gross margin dropped to 73.1% from 76.2% period over period.

SELLING, GENERAL & ADMINISTRATIVE EXPENSE

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges on the accompanying consolidated statements of operations. Selling, general and administrative expense increased $1.1 million, or 6.7%, to $17.6 million for the three months ended March 31, 2004 from $16.5 million for the three months ended March 31, 2003, which is generally attributable to additional sales commission and fulfillment costs resulting from our revenue growth for the period as well as the addition of new in-house sales reps in several businesses. Selling, general and administrative expense as a percentage of revenue increased to 44.6% for the three months ended March 31, 2004 from 43.4% for the three months ended March 31, 2003.

     EDUCATION PUBLISHING GROUP. Selling, general and administrative expense for the Education Publishing Group increased $0.9 million, or 9.6%, to $9.8 million for the three months ended March 31, 2004 from $9.0 million for the three months ended March 31, 2003. Selling, general and administrative expense for Sundance/Newbridge increased $0.2 million due to higher marketing costs, commissions based on the increased sales and the addition of in-house sales reps. Selling, general and administrative expense for Triumph Learning and Oakstone increased $0.4 million and $0.3 million, respectively, due to increased marketing costs.

     LIBRARY PUBLISHING GROUP. Selling, general and administrative expense for the Library Publishing Group increased $0.5 million, or 8.6%, to $6.9 million for the three months ended March 31, 2004 from $6.3 million for the three months ended March 31, 2003. Selling, general and administrative expense for Recorded Books increased $0.6 million, due to the addition of in-house sales reps and to costs incurred with continued implementation of a new ERP system, while selling, general and administrative expense at Chelsea House remained unchanged at $1.6 million.

     CORPORATE. Our corporate level general and administrative expense decreased $0.3 million, or 22.9%, to $1.0 million for the three months ended March 31, 2004 from $1.3 million for the three months ended March 31, 2003. The decrease was primarily due to an open management position not filled during the first quarter of 2004.

INTEREST EXPENSE

Interest expense increased $6.9 million, to $11.4 million for the three months ended March 31, 2004 from $4.5 million for the three months ended March 31, 2003. This increase was related to the adoption of SFAS No. 150 as of January 1, 2004 which required our Series B Senior preferred stock dividends and accretion to be included in interest expense, and the issuance of our 12-1/2% senior discount notes on February 2, 2004. Our total outstanding debt increased from $201.5 million as of March 31, 2003 to $417.9 million as of March 31, 2004. This is primarily related to the adoption of SFAS No. 150 which required our Series B Senior preferred stock to be included in total debt as of January 1, 2004, and the issuance of our 12-1/2% senior discount notes.

Cash interest expense increased $3.5 million to $5.9 million for the three months ended March 31, 2004 from $2.3 million for the three months ended March 31, 2003. The increase in cash interest was the result of the August 20, 2003 refinancing transaction where our old paid-in-kind interest bearing senior subordinated notes were retired, and were replaced with a senior secured term loan and 11-3/4% senior notes bearing cash interest. Our cash interest bearing outstanding debt was $239.5 million as of March 31, 2004 compared to $142.5 million as of March 31, 2003.

Interest expense consists of the following:

                                                             THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------------
                                                             2004                  2003
                                                        --------------        --------------
                                                                     (UNAUDITED)
Interest expense:
   Senior secured term loan                             $    1,710,000        $           --
   11-3/4% senior notes                                      4,068,000                    --
   12-1/2% senior discount notes - non-cash                  1,453,000                    --
   Series B Senior preferred stock - non-cash                4,110,000                    --
   Secured bank loan                                                --             2,341,000
   Subordinated notes - non-cash                                    --             2,177,000
   Other                                                        76,000                    --
                                                          --------------        --------------
Interest expense                                        $   11,417,000        $    4,518,000
                                                        ==============        ==============

DISCONTINUED OPERATIONS

In November 2002, we initiated a plan to sell our Andrews Communications, LLC subsidiary, which included our Andrews Publishing and Oakstone Legal & Business Publishing divisions. The results of operations of Andrews Communications have been classified as a discontinued operation in our consolidated statements of operations. For the three months ended March 31, 2003, Andrews Communications had revenue of $1.6 million and net income of $0.2 million. On March 31, 2003 and May 30, 2003, in two separate transactions, we sold the assets of Andrews Communications for gross proceeds of $8.0 million and net proceeds of $7.6 million. On May 30, 2003, in conjunction with the second transaction, we recorded a loss on sale of $0.9 million. The net proceeds of the sales were used to pay down debt under our old senior secured credit facility.

NET INCOME (LOSS)

Net loss for the three months ended March 31, 2004, was $5.3 million compared to net income of $2.3 million for the three months ended March 31, 2003. This decrease was due primarily to the adoption of SFAS No. 150 in which our Series B Senior preferred stock dividends and accretion of $4.1 million for the three months ended March 31, 2004 are now charged to interest expense. Additionally, amortization of pre-publication costs increased $0.6 million due to the increased investment in pre-publication costs in the preceding years and amortization of deferred financing costs increased $0.5 million due to the increase in deferred financing costs related to our refinancing transaction on August 20, 2003 and February 2, 2004. The remaining $2.4 million decrease was a result of increases in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

     For the past several years, we have relied primarily on borrowings under our old senior secured credit facility and the benefits of the paid-in-kind interest on our old senior subordinated notes due 2009 and our preferred stock for our working capital, capital expenditures, acquisition needs and debt service requirements. On August 20, 2003, we entered into a $30.0 million four-year and nine-month senior secured revolving credit facility and a $100.0 million five-year senior secured term loan, and we issued $140.0 million in aggregate principal amount eight-year 11-3/4% senior notes. The proceeds from the 2003 refinancing transaction were used to repay the old senior secured credit facility and old senior subordinated notes due 2009 and to pay fees associated with the transaction. On February 2, 2004, we completed an offering of 12-1/2% Senior discount notes. A portion of the proceeds from the offering were used to repurchase 295,000 outstanding shares of Series B Senior preferred stock. The Company intends to use the remaining proceeds to fund future acquisitions and for general corporate purposes. As of March 31, 2004, our available borrowing capacity under the senior secured revolving credit facility, limited by certain restrictive covenants and financial ratio requirements, was approximately $17.7 million.

Cash and cash equivalents increased by $45.4 million for the three months ended March 31, 2004, to $77.7 million, from $32.3 million on December 31, 2003 due primarily to receipt of the net proceeds from our issuance of 12-1/2% senior discount notes on February 2, 2004.

While we cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under the senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the 11-3/4% senior notes and 12-1/2% senior discount notes, or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior secured revolving credit facility, will be adequate to meet our future liquidity needs for the next five years.

CASH FLOWS

Net cash used in operating activities was $8.1 million for the three months ended March 31, 2004 in comparison to net cash provided of $0.8 million for the three months ended March 31, 2003. The increase was primarily due to the increase in cash interest relating to our August 20, 2003 refinancing transaction and an increase in cash used in current assets and liabilities.

Net cash used in investing activities was $3.4 million for the three months ended March 31, 2004 in comparison to net cash provided of $2.4 million for the three months ended March 31, 2003. The decrease was due to $6.7 million of net proceeds received from the sale of our Oakstone Legal & Business division on March 31, 2003, offset by $1.0 million decrease in capital expenditures during the first quarter of 2004.

Net cash provided by financing activities was $56.5 million for the three months ended March 31, 2004 in comparison to net cash provided of $0.2 million for the three months ended March 31, 2003. The increase was due to $73.7 million of cash provided from the completion of the 12-1/2% senior discount notes offering on February 2, 2004, offset by $2.9 million of additions to deferred financing costs associated with this offering. We also used $14.0 million of the proceeds from the 12-1/2% senior discount note offering in the repurchase of 295,000 outstanding shares of Series B Senior preferred stock, at a price equal to 99% of its liquidation value of $14.1 million.

CAPITAL EXPENDITURES

Capital expenditures - pre-publication costs relate to the costs incurred in the development of new products. For the three months ended March 31, 2004, we had $2.7 million of pre-publication expenditures compared to $3.5 million during the three months ended March 31, 2003. We plan expenditures of approximately $15.9 million for pre-publication costs in 2004. This level of spending is intended to support our core successful products and allow for the development of new products.

Capital expenditures - property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the three months ended March 31, 2004, we had $0.7 million of property, building and equipment expenditures compared to $0.9 million during the three months ended March 31, 2003. We plan expenditures of approximately $2.4 million for property and equipment in 2004. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, a software conversion at out shared services facility in Northborough, Massachusetts as well as general additions to furniture, fixtures and equipment.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

Our business is subject to modest seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. In addition, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library and consumer purchasing decisions; the unpredictable funding of schools and libraries by federal, state, and local governments; consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products.

The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

     Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize cash from operations and short-term borrowings to fund our working capital and investment needs. Cash balances are normally invested in high-grade securities with terms shorter than three months. Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these instruments.

Inflation has not had a significant impact on our operations in the past two years. We do not expect inflation to have a significant impact on our consolidation results of operations or financial condition in the foreseeable future.

Market risks relating to our operations result primarily from changes in interest rates. However, as most of our indebtedness is at fixed rates we do not consider the impact of interest rate fluctuations to represent a significant risk during 2004.

To reduce the impact of increases in interest rates, we may, in the normal course of business, enter into certain derivative instruments to hedge such changes.

We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transactions denominated in foreign currency. As a result, we do not hedge the exposure to these changes, and the impact on our results of operations from the currency fluctuations for the three months ended March 31, 2004 and 2003 has been diminimus.

We have available a $30.0 million senior secured revolving credit facility as a source of financing for our working capital requirements subject to certain restrictive covenants that can reduce the available aggregate borrowings under the facility. As of March 31, 2004, our available borrowing capacity under the senior secured revolving credit facility, limited by such restrictive covenants, was approximately $17.7 million. Borrowings under this revolving credit agreement bear interest at variable rates based on LIBOR plus an applicable spread. As of March 31, 2004, we had no borrowings outstanding under this credit facility.

     Item 4. CONTROLS AND PROCEDURES

         (a)      Evaluation of disclosure controls and procedures.

As of March 31, 2004 we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 or under the Indenture, as applicable, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

         (b)      Changes in internal controls over financial reporting.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

         The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HAIGHTS CROSS COMMUNICATIONS, INC.


Dated: May 14, 2004          BY:  /s/ Peter J. Quandt
                             ---------------------------------------------------
                             Peter J. Quandt
                             Chairman, Chief Executive Officer and President
                             (Principal Executive Officer)


Dated: May 14, 2004               /s/ Paul J. Crecca
                             ---------------------------------------------------
                             Paul J. Crecca
                             Executive Vice President, Chief Financial Officer and Treasurer
                             (Principal Financial and Accounting Officer)


Dated: May 14, 2004               /s/ Mark Kurtz
                             ---------------------------------------------------
                             Mark Kurtz
                             Vice President of Finance and Accounting and
                             Chief Accounting Officer

EXHIBIT NO.                                     EXHIBIT DESCRIPTION
-----------    ---------------------------------------------------------------------------------------
  31.1*        Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt
  31.2*        Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca
  32.1**       Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
  32.2**       Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

-------------
*     filed herewith

**    furnished herewith