Form 10-Q
period 2004-06-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2004-08-16
CIK 1124289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes  [ ]             No  [X].

                       HAIGHTS CROSS COMMUNICATIONS, INC.

                            QUARTERLY REPORT FOR THE
                           QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                                                       PAGE
-------------------------------                                                                       ----
    Item 1.  Financial Statements
    Consolidated Statements of Operations for the Three and Six Months Ended
       June 30, 2004 and 2003 (unaudited)..........................................................     3
    Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003..............     4
    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 2004 and 2003 (unaudited)..........................................................     5
    Notes to Consolidated Financial Statements.....................................................     6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................................    14

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................    25

    Item 4.  Controls and Procedures...............................................................    25

    Signatures.....................................................................................    28

PART II -- OTHER INFORMATION                                                                          PAGE
----------------------------                                                                          ----
    Item 1.  Legal Proceedings.....................................................................    26

    Item 2.  Unregistered Sales of Equity Securities...............................................    26

    Item 6.  Exhibits and Reports on Form 8-K......................................................    26

PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

               HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            JUNE 30,                                JUNE 30,
                                                 -------------------------------        --------------------------------
                                                    2004                2003                2004               2003
                                                 ------------       ------------        ------------        ------------
                                                                             (IN THOUSANDS)
Revenue                                          $     50,892       $     44,109        $     90,455        $     82,236

Costs and expenses:
   Cost of goods sold                                  17,762             13,281              29,734              25,197
   Marketing and sales                                 10,216              9,194              19,301              17,422
   Fulfillment and distribution                         3,810              3,214               6,871               5,949
   General and administration                           5,471              5,282              10,618              10,335
   Restructuring charges                                  528                910                 882               1,432
   Amortization of pre-publication costs                3,078              2,065               5,672               4,018
   Depreciation and amortization of
      property and equipment                              616                565               1,197               1,041
   Amortization of intangible assets                      336                  -                 336                   -
                                                 ------------       ------------        ------------        ------------
     Total costs and expenses                          41,817             34,511              74,611              65,394
                                                 ------------       ------------        ------------        ------------
Income from operations                                  9,075              9,598              15,844              16,842

Other (income) expenses:
  Interest expense                                     11,883              4,342              23,300               8,861
  Interest income                                        (182)               (91)               (316)                (91)
  Amortization of deferred financing
    costs                                                 647                675               1,446                 975
  Other (income) expense                                  (63)               103                 (61)                103
                                                 ------------       ------------        ------------        ------------
     Total other expenses                              12,285              5,029              24,369               9,848
                                                 ------------       ------------        ------------        ------------
Income (loss) before discontinued
   operations                                          (3,210)             4,569              (8,525)              6,994
Loss from discontinued operations
   (including loss on disposal of
   $911,000 and $911,000, respectively)                     -             (1,006)                  -              (1,156)

Net income (loss)                                      (3,210)             3,563              (8,525)              5,838

Non-cash preferred stock dividends
   and accretion                                         (679)            (4,746)             (1,300)             (9,320)
                                                 ------------       ------------        ------------        ------------

Net loss available to common stockholders        $     (3,889)      $     (1,183)       $     (9,825)       $     (3,482)
                                                 ============       ============        ============        ============

     See accompanying notes.

               HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,                 DECEMBER 31,
                                                                           2004                       2003
                                                                      --------------            ---------------
                                                                       (UNAUDITED)
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                      ASSETS
Cash and cash equivalents                                             $       60,496            $        32,389
Accounts receivable, net                                                      26,203                     16,459
Inventory, net                                                                22,912                     22,150
Direct response advertising costs - current portion, net                       2,756                      2,431
Prepaid royalties                                                              4,904                      5,342
Prepaid expenses and other current assets                                      1,832                      2,908
                                                                      --------------            ---------------
   Total current assets                                                      119,103                     81,679

Pre-publication costs, net                                                    29,092                     28,197
Direct response advertising costs, net                                         6,762                      6,504
Property and equipment, net                                                    7,568                      7,098
Goodwill                                                                     136,490                    125,005
Intangible assets, net                                                        12,330                          -
Deferred financing costs, net                                                 15,996                     13,944
Other assets                                                                   3,125                      3,095
                                                                      --------------            ---------------
Total assets                                                          $      330,466            $       265,522
                                                                      ==============            ===============

    LIABILITIES, REDEEMABLE PREFERRED STOCK AND
              STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities                           $       18,898            $        18,449
   Accrued interest                                                            6,993                      6,742
   Deferred subscription revenue                                              13,507                     13,272
   Current portion of long term debt                                           1,000                      1,000
                                                                      --------------            ---------------
     Total current liabilities                                                40,398                     39,463

Long term liabilities:
   Senior secured term loan                                           $       98,250            $        98,750
   11 3/4% senior notes                                                      140,000                    140,000
   12 1/2% senior discount notes                                              77,417                          -
   Series B Senior preferred stock, redeemable, $.001 par value,
      6,000,000 shares authorized, 2,000,230 shares issued and
      outstanding as of June 30, 2004 (approximate aggregate
      liquidation value as of June 30, 2004
      of $102,248)                                                           100,143                          -
   Deferred gain on Series B cancellation and other long-term
      liabilities                                                              4,959                          -
                                                                      --------------            ---------------
     Total long term liabilities                                             420,769                    238,750

Commitments

Redeemable preferred stock:
   Series B Senior preferred stock, redeemable, $.001 par value,
      6,000,000 shares authorized, 2,400,000 shares issued and
      outstanding as of December 31, 2003                                          -                    109,364
   Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding
      (approximate aggregate liquidation value as of June 30,
      2004 of $32,252)                                                        34,308                     34,299
   Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (approximate
      aggregate liquidation value as of June 30, 2004 of $3,536)               1,139                          -
                                                                      --------------            ---------------
     Total redeemable preferred stock                                         35,447                    143,663

   Stockholders' deficit:
   Common stock, $.001 par value, 30,000,000 shares authorized,
     20,000,000 shares issued and outstanding                                     20                         20
   Accumulated other comprehensive income                                        330                        299
   Accumulated deficit                                                      (166,498)                  (156,673)
                                                                      --------------            ---------------
     Total stockholders' deficit                                            (166,148)                  (156,354)
                                                                      --------------            ---------------
Total liabilities, redeemable preferred stock and stockholders'
  deficit                                                             $      330,466            $       265,522
                                                                      ==============            ===============

     See accompanying notes.

               HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------------------------
                                                                        2004                         2003
                                                                   ---------------             ---------------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net cash provided by operating activities:                         $         4,839             $        12,938
                                                                   ---------------             ---------------

INVESTING ACTIVITIES
Additions to pre-publication costs                                          (6,563)                     (6,810)
Additions to property and equipment                                         (1,129)                     (1,847)
Acquisition of business                                                    (25,078)                          -
Proceeds from sale of businesses                                                 -                       7,550
Proceeds from sale of assets                                                     4                          18
                                                                   ---------------             ---------------

Net cash used in investing activities:                                     (32,766)                     (1,089)
                                                                   ---------------             ---------------

FINANCING ACTIVITIES
Proceeds from senior credit facility                                             -                      12,000
Repayment of senior credit facility                                              -                     (17,520)
Repayment of senior secured term loan                                         (500)                          -
Proceeds from 12 1/2% senior discount notes                                 73,653                           -
Purchase of Series B Senior preferred stock                                (13,999)                          -
Additions to deferred financing costs                                       (3,151)                       (753)
                                                                   ---------------             ---------------

Net cash provided by (used in) financing activities:                        56,003                      (6,273)
                                                                   ---------------             ---------------

Effect of exchange rate changes on cash                                         31                          97
Net change in cash and cash equivalents                                     28,107                       5,673
Cash and cash equivalents at beginning of period                            32,389                       2,701
                                                                   ---------------             ---------------

Cash and cash equivalents at end of period                         $        60,496             $         8,374
                                                                   ===============             ===============

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for:
    Interest                                                       $        11,422             $         4,371

Assets acquired under capital leases                               $           350             $             -
Issuance of Series C preferred stock in connection with
  business acquisition                                             $         1,093             $             -

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

From time to time, the Company may be involved in various litigation relating to claims which have arisen in the ordinary course of its business. In the opinion of management, the outcome of any such litigation will not have a material adverse impact on the Company's consolidated financial position or results of operations.

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

The adoption of SFAS No. 150 requires that the Company's Series B Senior preferred stock be classified as debt on the Company's consolidated balance sheet because it is mandatorily redeemable at a fixed and determinable date. Dividends and accretion related to the Series B Senior preferred stock, which previously had been recorded below net income (loss) as a charge in determining net income (loss) available to common stockholders, has been charged to interest expense in the accompanying consolidated statement of operations since the January 1, 2004 adoption of this standard. The Company's Series A preferred stock and Series C preferred stock, which are redeemable beginning in the year 2019 and 2012, respectively, are redeemable at the option of the holders and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Company's Series A preferred stock or Series C preferred stock.

3.    ACQUISITION

On April 15, 2004, the Company acquired certain assets and assumed certain liabilities of Buckle Down Publishing Company ("Buckle Down"), an Iowa-based company and a wholly owned subsidiary of Profiles Corporation. The Company acquired Buckle Down to compliment and expand their growing Triumph Learning segment which provides test-prep materials to the supplemental education market. The Company paid $24,000,000 in cash and issued 3,500 shares of newly authorized Series C preferred stock with a face value of $1,000 per share. The holder of the Series C preferred stock is entitled to a cumulative 5% dividend per year, compounded quarterly. The initial fair value of the Series C preferred stock was $1,093,000, at the date of issuance.

This acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, and, accordingly the results of operations have been included in the Triumph Learning segment of the consolidated financial statements since the date of acquisition.

The following table presents the preliminary allocation of the purchase price as of June 30, 2004:

  Working capital                           $    1,893,000
  Fixed assets                                     193,000
  Trademarks (indefinite lived)                  2,700,000
  Customer relationships (definite lived)        6,050,000
  Backlist (definite lived)                      3,600,000
  Non-compete agreement (definite lived)           250,000
  Goodwill (indefinite lived)                   11,485,000
                                            --------------
Total purchase price                        $   26,171,000
                                            ==============

The total purchase price of $26,171,000 includes acquisition costs of $1,029,000. The allocation of the purchase price is based upon preliminary data and could change upon completion of the independent valuation of intangible assets by a third party valuation firm. The purchase price and its allocation are expected to be completed by September 30, 2004. If, through the valuation process, additional definite lived intangible assets related to the Buckle Down acquisition are identified, amortization expense over the estimated useful lives of the assets will be required, and may impact the balance sheet and results of operations.

The pro-forma results of operations assumes the acquisition of Buckle Down occurred at the beginning of the year.

                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------
                                            2004            2003           2004            2003
                                         ----------------------------------------------------------
                                                 (UNAUDITED)                    (UNAUDITED)
Revenue                                  $  51,195,000  $ 46,425,000    $ 93,177,000   $ 86,903,000
Depreciation and amortization               4,078,000      2,883,000       7,528,000      5,564,000
Operating income                            9,062,000     10,289,000      16,282,000     18,070,000
Net (loss) income                          (3,223,000)     4,256,000      (8,086,000)     7,071,000

4.    DISCONTINUED OPERATIONS

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

For the three and six months ended June 30, 2003, Andrews Communications, LLC had revenue of $456,000 and $2,005,000, and loss from operations and disposal of discontinued operations of $1,006,000 and $1,156,000, respectively.

On April 19, 2004, the Company announced its intention to sell the Oakstone Publishing business. While there was strong interest from prospective purchasers through a sale process conducted in the second quarter, valuations did not meet the Company's expectations and accordingly Oakstone will remain a continuing business of Haights Cross within the Educational Publishing Group.

5.    COMPREHENSIVE LOSS

Assets and liabilities of the Company's wholly-owned international subsidiary, WF Howes Ltd., which is located in the United Kingdom, are translated at their respective period-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting foreign currency translation adjustments from assets and liabilities are included as "Accumulated other comprehensive loss" and are reflected as a separate component of stockholders' deficit.

The following table sets forth the calculation of comprehensive loss for the periods indicated:

                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                          -----------------------------------------------------------
                                             2004            2003           2004            2003
                                          -----------------------------------------------------------
                                                  (UNAUDITED)                    (UNAUDITED)
Net (loss) income                         $   (3,210,000)  $ 3,563,000   $   (8,525,000)  $ 5,838,000
Add: foreign currency translation
  adjustment                                     (35,000)      127,000           31,000        97,000
                                          -----------------------------------------------------------
                                          $   (3,245,000)  $ 3,690,000   $   (8,494,000)  $ 5,935,000
                                          ===========================================================

6.    INVENTORY

The following table sets forth the components of inventory for the periods indicated:

                                                   JUNE 30,        DECEMBER 31,
                                                     2004              2003
                                                 -------------------------------
                                                           (UNAUDITED)
Supplies                                         $    1,184,000   $    1,015,000
Work-in-process                                         529,000          642,000
Finished goods                                       25,553,000       22,137,000
                                                 -------------------------------
                                                     27,266,000       23,794,000
Less allowance for obsolescence                       4,354,000        1,644,000
                                                 -------------------------------
                                                 $   22,912,000   $   22,150,000
                                                 ===============================

The Company recorded an additional $2,095,000 in inventory obsolescence in the second quarter of 2004 due to a change in estimate at the Chelsea House segment. This change was necessitated due to the declining sales performance at that segment.

7.    FINANCING ARRANGEMENTS

On August 20, 2003, Haights Cross Operating Company ("HCOC") entered into a $30,000,000 four-year and nine-month senior secured revolving credit facility, and a $100,000,000 five-year senior secured term loan and issued $140,000,000 of 11 3/4% senior notes due 2011. HCOC used the net proceeds of these transactions to repay indebtedness under its old senior secured credit facility and to redeem its then outstanding 13.0% senior subordinated notes due 2009. In connection with this refinancing transaction, HCOC incurred an early redemption premium of $9,236,000 which was paid to the senior subordinated note holders. As part of the redemption transaction, the Company also cancelled 1,880 warrants for Series A preferred stock with an assigned value of $1,880,000 and 1,692,169 warrants for common stock held by the senior subordinated note holders.

On December 10, 1999, DLJ Merchant Banking Partners II, L.P. and its affiliates (the "DLJ Parties") acquired shares of the Company's Series B Senior preferred stock and warrants to purchase shares of the Company's Series A preferred stock and common stock. In addition, the DLJ Parties became parties to an investors agreement with the Company pursuant to which DLJ Merchant Banking Partners II, L.P. had the right to designate one member of the Company's board of directors and such director had the right to approve various transactions, including the incurrence, assumption or guarantee by the Company of any indebtedness for borrowed money. On January 22, 2004, the DLJ Parties sold substantially all of their shares and warrants to third parties. In connection with such sale, the investors agreement was amended to eliminate the DLJ Parties' board designation right and the related director approval rights, and the DLJ Parties' board designee resigned from the Company's board of directors. In addition, the DLJ Parties returned to the Company for cancellation 104,770 shares of Series B Senior preferred stock having a liquidation value of $5,000,000, warrants to purchase 778 shares of Series A preferred stock having a value of $778,000, and warrants to purchase 743,148 shares of common stock. The Company reversed $904,000 of discount and fees associated with the return of the Series B Senior preferred stock. The net gain resulting from this transaction has been deferred and classified as a liability in the accompanying consolidated balance sheet. The deferred gain will be amortized against interest expense through December 10, 2011, the date upon which the Series B Senior preferred stock is mandatorily redeemable.

On February 2, 2004, the Company completed an offering of 12 1/2% senior discount notes and received net proceeds of $73,653,000. The Company used a portion of the proceeds from the sale of the Company's 12 1/2% senior discount notes to repurchase 295,000 outstanding shares of Series B Senior preferred stock at a price equal to 99% of its liquidation value of $14,140,000. In connection with this repurchase, warrants to purchase 467 shares of Series A preferred stock having a value of $467,000 and warrants to purchase 451,666 shares of common stock were returned to the Company for cancellation. The Company intends to use the remaining proceeds to fund future acquisitions and for general corporate purposes.

On April 15, 2004, the Company issued 3,500 shares of Series C preferred stock. The Series C preferred stock has a liquidation value of $1,000 per share plus any accrued but unpaid dividends. The Series C preferred stock accrues quarterly cumulative dividends at an annual rate of 5%. Beginning on April 15, 2012, any Series C preferred stock holder may require the Company to redeem the outstanding shares of Series C preferred stock held by that holder, at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. The holder of shares of Series C preferred stock is not entitled to any voting rights. The initial carrying value of the Series C preferred stock was $1,093,000 and the Company will accrete to the aggregate liquidation value of $5,209,000 through April 15, 2012 the date the shareholder can require redemption. The Company may, at its option, at any time, redeem shares of Series C preferred stock, in whole or in part at a price equal to 101% of the per share liquidation value.

The Company accounts for their Series B Senior preferred stock, which is mandatorily redeemable, in accordance with Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Company's Series B Senior preferred stock is mandatorily redeemable on December 10, 2011, at its liquidation value, plus any accrued but unpaid dividends. The Company's Series A preferred stock and Series C preferred stock, which are redeemable beginning on December 31, 2019 and April 15, 2012, respectively, are redeemable at the option of the holder and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to our Series A preferred stock or Series C preferred stock.

8.    RESTRUCTURING CHARGES

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

      Operations consolidation project restructuring activity by type for the three months ended June 30, 2004 (unaudited) is as follows:

                                                   ACCRUED                                                      ACCRUED
                                    AMOUNT      RESTRUCTURING                                                RESTRUCTURING
                                  EXPECTED TO    LIABILITY AS   RESTRUCTURING                                LIABILITY AS
                                      BE              OF           EXPENSE       CASH PAID                        OF
                                   INCURRED     MARCH 31, 2004     IN 2004        IN 2004       REVERSALS    JUNE 30, 2004
                                   --------     --------------     -------        -------       ---------    -------------
Severance and related.........    $   600,000    $   173,000     $         --  $     94,000   $        --     $    79,000
Lease terminations costs......        730,000        111,000               --        30,000            --          81,000
Relocation and other..........      1,100,000         47,000               --        22,000            --          25,000
                                  -----------    -----------     ------------  ------------   -----------     -----------
                                  $ 2,430,000    $   331,000     $         --  $    146,000   $        --     $   185,000
                                  ===========    ===========     ============  ============   ===========     ===========

      Operations consolidation project restructuring activity by segment for the three months ended June 30, 2004 (unaudited) is as follows:

                                             ACCRUED                                                       ACCRUED
                                          RESTRUCTURING                                                 RESTRUCTURING
                              AMOUNT       LIABILITY AS   RESTRUCTURING                                  LIABILITY AS
                          EXPECTED TO BE        OF           EXPENSE       CASH PAID                          OF
                             INCURRED     MARCH 31, 2004     IN 2004        IN 2004       REVERSALS      JUNE 30, 2004
                             --------     --------------     -------        -------       ---------      -------------
Sundance/Newbridge....    $     750,000     $    49,000    $         --  $      36,000  $         --      $     13,000
Chelsea House.........        1,000,000         282,000              --        110,000            --           172,000
Triumph Learning......          560,000              --              --             --            --                --
Corporate.............          120,000              --              --             --            --                --
                          -------------     -----------    ------------  -------------  ------------      ------------
                          $   2,430,000     $   331,000    $         --  $     146,000  $         --      $    185,000
                          =============     ===========    ============  =============  ============      ============

      Operations consolidation project restructuring activity by type for the six months ended June 30, 2004 (unaudited) is as follows:

                                                  ACCRUED
                                                RESTRUCTURING                                                   ACCRUED
                                    AMOUNT       LIABILITY AS                                                RESTRUCTURING
                                  EXPECTED TO         OF        RESTRUCTURING                                LIABILITY AS
                                      BE         DECEMBER 31,      EXPENSE       CASH PAID                        OF
                                   INCURRED          2003          IN 2004        IN 2004       REVERSALS    JUNE 30, 2004
                                   --------          ----          -------        -------       ---------    -------------
Severance and related.........    $   600,000    $   103,000     $    244,000  $    268,000   $        --     $    79,000
Lease terminations costs......        730,000        155,000               --        74,000            --          81,000
Relocation and other..........      1,100,000         33,000          110,000       118,000            --          25,000
                                  -----------    -----------     ------------  ------------   -----------     -----------
                                  $ 2,430,000    $   291,000     $    354,000  $    460,000   $        --     $   185,000
                                  ===========    ===========     ============  ============   ===========     ===========

      The Company has expensed inception to date for this project $827,000, $523,000 and $1,144,000 for severance and related, lease termination costs and relocation and other, respectively.

      Operations consolidation project restructuring activity by segment for the six months ended June 30, 2004 (unaudited) is as follows:

                                                   ACCRUED                                                      ACCRUED
                                    AMOUNT      RESTRUCTURING                                                RESTRUCTURING
                                  EXPECTED TO    LIABILITY AS   RESTRUCTURING                                LIABILITY AS
                                      BE              OF           EXPENSE       CASH PAID                        OF
                                   INCURRED     MARCH 31, 2004     IN 2004        IN 2004      REVERSALS     JUNE 30, 2004
                                   --------     --------------     -------        -------      ---------     -------------
Sundance/Newbridge............    $   750,000    $    93,000     $        --   $    81,000    $        --     $    12,000
Chelsea House.................      1,000,000        198,000         354,000       379,000             --         173,000
Triumph Learning..............        560,000             --              --            --             --              --
Corporate.....................        120,000             --              --            --             --              --
                                  -----------    -----------    ------------  ------------   ------------    ------------
                                  $ 2,430,000    $   291,000    $    354,000   $   460,000   $         --    $    185,000
                                  ===========    ============   ============   ============  ============    ============

      The Company has expensed inception to date for this project $639,000, $1,257,000, $479,000 and $119,000 at Sundance/Newbridge, Chelsea House, Triumph Learning and Corporate, respectively.

During the second quarter of 2004, the Company initiated a management restructuring project under which it consolidated the executive management and accounting functions of its Chelsea House subsidiary into Sundance/Newbridge. The objective of the consolidation was to reduce payroll costs and avoid expected increases in lease costs. In connection with this effort, the Company expects to record a total restructuring charge of $528,000 at the Chelsea House segment.

      Management restructuring project activity by type for the three and six months ended June 30, 2004 (unaudited) is as follows:

                                                   ACCRUED                                                      ACCRUED
                                    AMOUNT      RESTRUCTURING                                                RESTRUCTURING
                                  EXPECTED TO    LIABILITY AS   RESTRUCTURING                                LIABILITY AS
                                      BE              OF           EXPENSE       CASH PAID                        OF
                                   INCURRED     MARCH 31, 2004     IN 2004        IN 2004      REVERSALS     JUNE 30, 2004
                                   --------     --------------     -------        -------      ---------     -------------
Severance and related.........    $   445,000    $        --     $    445,000  $     57,000   $        --     $   388,000
Relocation and other..........         83,000             --           83,000        83,000            --              --
                                  -----------    -----------     ------------  ------------   -----------     -----------
                                  $   528,000    $        --     $    528,000  $    140,000   $        --     $   388,000
                                  ===========    ===========     ============  ============   ===========     ===========

9.    SEGMENT REPORTING

The Company is a creator, publisher and marketer of products for the education and library publishing markets. The Company has five operating business segments which are regularly reviewed by the chief operating decision-maker in making decisions about allocating resources and assessing performance.

The information presented below includes certain expense allocations between the corporate parent and the operating business segments and is therefore not necessarily indicative of the results that would be achieved had these been stand-alone businesses. Corporate general and administrative expense consists of general corporate administrative expense not allocated to the operating business segments. Corporate capital expenditures includes capital expenditures of discontinued operations and businesses held for sale.

The results of operations and other data for the five operating segments and the corporate parent for the three and six months ended June 30, 2004 and 2003 (unaudited) are as follows:

                                                                TOTAL                              TOTAL
                                                              EDUCATION                           LIBRARY
                               SUNDANCE/  TRIUMPH             PUBLISHING  RECORDED    CHELSEA    PUBLISHING               CONSO-
                               NEWBRIDGE  LEARNING  OAKSTONE    GROUP      BOOKS       HOUSE       GROUP     CORPORATE   LIDATED
                               ---------  --------  --------  ----------  --------  ----------   ----------  ---------   --------
                                                                         (in thousands)
THREE MONTHS ENDED
JUNE 30, 2004
(UNAUDITED)
Revenue                        $  18,570  $  7,454  $  4,420  $   30,444  $ 16,952  $    3,496   $   20,448  $       -   $ 50,892
Cost of goods sold                 4,736     1,686     1,224       7,646     7,131       2,985       10,116          -     17,762
Marketing and sales                3,695     1,550     1,409       6,654     2,941         621        3,562          -     10,216
Fulfillment and distribution       1,425       606       456       2,487     1,080         243        1,323          -      3,810
General and administrative           845     1,045       543       2,433     1,314         922        2,236      1,330      5,999
Amortization of
   pre-publication costs             751       390        97       1,238       927         913        1,840          -      3,078
Depreciation and amortization
   of property and equipment         168        67       125         360       169          35          204         52        616
Amortization of intangible
   assets                              3       324         -         327         9           -            9          -        336
                               ---------  --------  --------  ----------  --------  ----------   ----------  ---------   --------
Income (loss) from operations  $   6,947  $  1,786  $    566  $    9,299  $  3,381  $   (2,223)  $    1,158  $  (1,382)  $  9,075
                               =========  ========  ========  ==========  ========  ==========   ==========  =========   ========

Interest expense               $   1,129  $  1,981  $    881  $    3,991  $  2,266  $    1,598   $    3,864  $   4,028   $ 11,883
Capital expenditures -
   pre-publication costs           1,367       694        25       2,086     1,230         566        1,796          -      3,882
Capital expenditures -
   property and equipment            121   (a) 397        23         541       187          67          254         12        807

(a) Includes $350,000 of assets purchased under a capital lease.

THREE MONTHS ENDED
JUNE 30, 2003
(UNAUDITED)
Revenue                        $  16,162  $  4,764  $  4,350  $   25,276  $ 15,184  $    3,649   $   18,833  $       -   $ 44,109
Cost of goods sold                 4,003     1,033     1,192       6,228     6,167         886        7,053          -     13,281
Marketing and sales                3,372     1,241     1,159       5,772     2,698         724        3,422          -      9,194
Fulfillment and distribution         990       550       380       1,920     1,003         291        1,294          -      3,214
General and administrative         1,215     1,277       537       3,029     1,266         773        2,039      1,124      6,192
Amortization of
   pre-publication costs             505       360        91         956       646         463        1,109          -      2,065
Depreciation and amortization
   of property and equipment         151        26       141         318       169          26          195         52        565
                               ---------  --------  --------  ----------  --------  ----------   ----------  ---------   --------
Income (loss) from operations  $   5,926  $    277  $    850  $    7,053  $  3,235  $      486   $    3,721  $  (1,176)  $  9,598
                               =========  ========  ========  ==========  ========  ==========   ==========  =========   ========

Interest expense               $     642  $    939  $    568  $    2,149  $  1,519  $      894   $    2,413  $    (220)  $  4,342
Capital expenditures -
   pre-publication costs           1,049       597        41       1,687       764         834        1,598          -      3,285
Capital expenditures -
   property and equipment            699        21        68         788       157          26          183         18        989

                                                                TOTAL                              TOTAL
                                                              EDUCATION                           LIBRARY
                               SUNDANCE/  TRIUMPH             PUBLISHING  RECORDED    CHELSEA    PUBLISHING             CONSO-
                               NEWBRIDGE  LEARNING  OAKSTONE    GROUP      BOOKS       HOUSE       GROUP     CORPORATE   LIDATED
                               ---------  --------  --------  ----------  --------  ----------   ----------  ---------   --------
                                                                         (in thousands)
SIX MONTHS ENDED
JUNE 30, 2004
(UNAUDITED)
Revenue                        $  26,912  $ 15,371  $  8,307  $   50,590  $ 33,558  $    6,307   $   39,865  $       -   $ 90,455
Cost of goods sold                 6,816     3,279     2,326      12,421    13,572       3,741       17,313          -     29,734
Marketing and sales                6,372     3,257     2,693      12,322     5,828       1,151        6,979          -     19,301
Fulfillment and distribution       2,302     1,072       866       4,240     2,126         505        2,631          -      6,871
General and administrative         1,563     2,167     1,093       4,823     2,656       1,722        4,378      2,299     11,500
Amortization of
   pre-publication costs           1,463       831       193       2,487     1,737       1,448        3,185          -      5,672
Depreciation and amortization
   of property and equipment         345        89       249         683       340          65          405        109      1,197
Amortization of intangible
   assets                              3       324         -         327         9           -            9          -        336
                               ---------  --------  --------  ----------  --------  ----------   ----------  ---------   --------
Income (loss) from operations  $   8,048  $  4,352  $    887  $   13,287  $  7,290  $   (2,325)  $    4,965  $  (2,408)  $ 15,844
                               =========  ========  ========  ==========  ========  ==========   ==========  =========   ========

Interest expense               $   1,542  $  2,784  $  1,361  $    5,687  $  3,422  $    2,498   $    5,920  $  11,693   $ 23,300
Capital expenditures -
   pre-publication costs           2,162     1,144        88       3,394     1,986       1,183        3,169          -      6,563
Capital expenditures -
   property and equipment            357   (a) 435        55         847       452         150          602         30      1,479
Total assets                      57,516    58,558    25,771     141,845    96,378      14,212      110,590     78,031    330,466

(a) Includes $350,000 of assets purchased under a capital lease.

SIX MONTHS ENDED
JUNE 30, 2003
(UNAUDITED)
Revenue                        $  24,148  $ 11,714  $  8,211  $   44,073  $ 30,983  $    7,180   $   38,163  $       -   $ 82,236
Cost of goods sold                 6,022     2,683     2,269      10,974    12,497       1,726       14,223          -     25,197
Marketing and sales                5,737     2,782     2,319      10,838     5,208       1,376        6,584          -     17,422
Fulfillment and distribution       1,569     1,039       756       3,364     1,995         590        2,585          -      5,949
General and administrative         2,359     2,133       981       5,473     2,448       1,465        3,913      2,381     11,767
Amortization of
   pre-publication costs             985       690       182       1,857     1,265         896        2,161          -      4,018
Depreciation and amortization
   of property and equipment         253       53        244         550       319          50          369        122      1,041
                               ---------  --------  --------  ----------  --------  ----------   ----------  ---------   --------
Income (loss) from operations  $   7,223  $  2,334  $  1,460  $   11,017  $  7,251  $    1,077   $    8,328  $  (2,503)  $ 16,842
                               =========  ========  ========  ==========  ========  ==========   ==========  =========   ========

Interest expense               $   1,283  $  1,877  $  1,136  $    4,296  $  3,038  $    1,788   $    4,826  $    (261)  $  8,861
Capital expenditures -
   pre-publication costs           2,138     1,028        86       3,252     1,841       1,717        3,558          -      6,810
Capital expenditures -
   property and equipment          1,209        24       121       1,354       401          66          467         26      1,847
Total assets                      52,782    30,003    24,691     107,476    93,637      15,759      109,396     14,896    231,768

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

In April 2004, we announced a plan to divest the Oakstone Publishing business. While there was strong interest from prospective purchasers through a sale process conducted in the second quarter, valuations did not meet our expectations. Accordingly, Oakstone Publishing will remain a continuing business within our Educational Publishing Group.

On April 15, 2004 we acquired the assets and assumed certain liabilities of Buckle Down Publishing which will be reported within our Triumph Learning segment prospectively from the acquisition date.

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

      STOCK-BASED COMPENSATION

We have a stock option plan, pursuant to which stock options for a fixed number of shares of common stock are granted to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise prices of options issued under the plan are determined by our board of directors using commonly employed valuation methods. Awards under the plan generally vest over three years, although vesting may also be based on the achievement of performance goals.

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

      LONG-TERM DEBT AND REDEEMABLE CAPITAL STOCK

We have had and continue to have significant obligations pursuant to which interest and/or dividends are accrued and not paid in cash. These obligations consist of the old senior subordinated notes (which have been redeemed in full) and our Series A preferred stock, Series B Senior preferred stock and Series C preferred stock.

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

On December 10, 1999, DLJ Merchant Banking Partners II, L.P. and its affiliates (the "DLJ Parties") acquired shares of our Series B Senior preferred stock and warrants to purchase shares of our Series A preferred stock and common stock. In addition, the DLJ Parties became parties to an investors agreement with us pursuant to which DLJ Merchant Banking Partners II, L.P. had the right to designate one member of our board of directors and such director had the right to approve various transactions, including the incurrence, assumption or guarantee by us of any indebtedness for borrowed money. On January 22, 2004, the DLJ Parties sold substantially all of their shares and warrants to third parties. In connection with such sale, the investors agreement was amended to eliminate the DLJ Parties' board designation right and the related director approval rights, and the DLJ Parties' board designee resigned from our board of directors. In addition, the DLJ Parties returned to us for cancellation 104,770 shares of Series B Senior preferred stock having a liquidation value of $5.0 million, warrants to purchase 778 shares of Series A preferred stock having a value of $0.8 million, and warrants to purchase 743,148 shares of common stock. We reversed $0.9 million of discount and fees associated with the return of the Series B Senior preferred stock. The net gain resulting from this transaction has been deferred and classified as a liability in the accompanying consolidated balance sheet. The deferred gain will be amortized against interest expense through December 10, 2011, the Series B Senior preferred stock mandatory redemption date.

On February 2, 2004, we completed an offering of 12-1/2% senior discount notes and received net proceeds of $73.7 million. We used a portion of the proceeds from the sale to repurchase 295,000 outstanding shares of Series B Senior preferred stock at a price equal to 99% of its carrying value of $14.1 million. In connection with this repurchase, warrants to purchase 467 shares of Series A preferred stock having a value of $0.5 million and warrants to purchase 451,666 shares of common stock were returned to us for cancellation. We reversed $0.5 million of discount and fees associated with the return of the Series B Senior preferred stock. We have used a portion of these proceeds towards the acquisition of Buckle Down Publishing and intend to use the remaining proceeds to fund future acquisitions and for general corporate purposes.

On April 15, 2004, we issued 3,500 shares of Series C preferred stock. The Series C preferred stock has a liquidation value of $1,000 per share plus any accrued but unpaid dividends. The Series C preferred stock accrues quarterly cumulative dividends at an annual rate of 5%. Beginning on April 15, 2012, any holder of Series C preferred stock may require us to redeem the outstanding shares of Series C preferred stock held by that holder, at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. The holder of shares of Series C preferred stock is not entitled to any voting rights. The fair value of the Series C preferred stock at inception was $1,093,000 and we will accrete to the aggregate liquidation value of $5,209,000 through April 15, 2012, the earliest date the shareholder can require redemption. We may, at our option, at any time, redeem shares of Series C preferred stock, in whole or in part at a price equal to 101% of the per share liquidation value.

We account for our Series B Senior preferred stock, which is mandatorily redeemable, in accordance with Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Our Series B Senior preferred stock is mandatorily redeemable on December 10, 2011, at its liquidation value, plus any accrued but unpaid dividends. Our Series A preferred stock and Series C preferred stock, which are redeemable beginning on December 31, 2019 and April 15, 2012, respectively, are redeemable at the option of the holder and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to our Series A preferred stock or Series C preferred stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUE

Revenue increased $6.8 million, or 15.4%, to $50.9 million for the three months ended June 30, 2004, from $44.1 million for the three months ended June 30, 2003.

      EDUCATION PUBLISHING GROUP. Revenue from the Education Publishing Group increased $5.2 million, or 20.4%, to $30.4 million for the three months ended June 30, 2004, from $25.3 million for the three months ended June 30, 2003. Sundance/Newbridge's revenue increased $2.4 million, or 14.9%, to $18.6 million for the three months ended June 30, 2004, from $16.2 million for the three months ended June 30, 2003. The increase was mostly due to two large district level school sales which provided more than $2.5 million in revenue for June 2004. Revenue at Triumph Learning increased $2.7 million, or 56.5%, to $7.5 million for the three months ended June 30, 2004 from $4.8 million for the three months ended June 30, 2003. This increase was primarily due to $1.8 million in revenue from the newly acquired Buckle Down Publishing as well as continued strong sales of state specific test-prep products. Revenue at Oakstone for the three months ended June 30, 2004 increased $0.1 million, or 1.6%, to $4.4 million from $4.3 million for the three months ended June 30, 2003.

      LIBRARY PUBLISHING GROUP. Revenue from the Library Publishing Group increased $1.6 million, or 8.6%, to $20.4 million for the three months ended June 30, 2004, from $18.8 million for the three months ended June 30, 2003. Revenue at Recorded Books increased $1.8 million, or 11.6%, to $17.0 million for the three months ended June 30, 2004 from $15.2 million for the three months ended June 30, 2003 resulting from increases in the school, library and retail channels. Revenue at Chelsea House decreased $0.2 million, or 4.2%, to $3.5 million for the three months ended June 30, 2004, from $3.6 million for the three months ended June 30, 2003 due to continued softness in library spending on traditional materials.

COST OF GOODS SOLD

Cost of goods sold increased $4.5 million, or 33.7%, to $17.8 million for the three months ended June 30, 2004 from $13.3 million for the three months ended June 30, 2003. The gross margin as a percentage of revenue for the three months ended June 30, 2004 decreased to 65.1% from 69.9% for the three months ended June 30, 2003. The decline in gross margin as a percentage of revenue is primarily due to unfavorable variances in period over period inventory obsolescence charges, most notably at Chelsea House which incurred a non-cash, non-recurring charge of $2.1 million related to a change in estimate concerning remaining unit sales from existing product lines.

      EDUCATION PUBLISHING GROUP. Cost of goods sold for the Education Publishing Group increased $1.4 million, or 22.8%, to $7.6 million for the three months ended June 30, 2004 from $6.2 million for the three months ended June 30, 2003, while the gross margin decreased to 74.9% from 75.4% period over period. At Sundance/Newbridge, the cost of goods sold increased $0.7 million, or 18.3%, to $4.7 million from $4.0 million and the gross margin decreased to 74.5% from 75.2% quarter over quarter. The majority of this decrease was from lower margins on the two large district level school sales described above, increased product research costs and lower margins from distributed products. Cost of goods sold for Triumph Learning increased $0.7 million, or 63.2% to $1.7 million from $1.0 million, and gross margin decreased to 77.4% from 78.3% quarter over quarter. The majority of this drop was due to 2003 benefiting from a decrease in inventory obsolescence reserve. Cost of goods sold at Oakstone was $1.2 million for both periods, while the gross margin declined to 72.3% from 72.6% period over period.

      LIBRARY PUBLISHING GROUP. Cost of goods sold for the Library Publishing Group increased $3.1 million, or 43.4%, to $10.1 million for the three months ended June 30, 2004 from $7.1 million for the three months ended June 30, 2003 while gross margin declined to 50.5% from 62.6%. The cost of goods sold for Recorded Books increased $1.0 million, or 15.6%, to $7.1 million from $6.2 million while the gross margin for Recorded Books decreased to 57.9% from 59.4%. The decline in gross margin is primarily due to royalty advance and inventory obsolescence provision adjustments both related to a new large print product line. Cost of goods sold for Chelsea House increased $2.1 million to $3.0 million from $0.9 million quarter over quarter due to the non-cash, non-recurring $2.1 million inventory obsolescence charge related to a change in estimate concerning remaining unit sales from existing product lines.

SELLING, GENERAL & ADMINISTRATIVE EXPENSE

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges on the accompanying consolidated statements of operations. Selling, general and administrative expense increased $1.4 million, or 7.7%, to $20.0 million for the three months ended June 30, 2004 from $18.6 million for the three months ended June 30, 2003, primarily due to additional sales commission and fulfillment costs resulting from our revenue growth for the period and investments in additional in-house sales reps in several businesses. Selling, general and administrative expense as a percentage of revenue decreased to 39.3% for the three months ended June 30, 2004 from 42.2% for the three months ended June 30, 2003.

      EDUCATION PUBLISHING GROUP. Selling, general and administrative expense for the Education Publishing Group increased $0.9 million, or 7.9%, to $11.6 million for the three months ended June 30, 2004 from $10.7 million for the three months ended June 30, 2003. Selling, general and administrative expense for Sundance/Newbridge and

Triumph Learning increased $0.4 million and $0.1 million, respectively, due to revenue driven increases in selling and fulfillment and distribution expenses and investments in our in-house sales reps offset partially by lower restructuring and restructuring related expenses. Selling, general and administrative expense for Oakstone Publishing increased $0.3 million as a result of additional fulfillment and distribution expenses related to higher Oakstone Health and Wellness newsletter sales and greater marketing expenses due to increased marketing efforts, including additional direct mail.

      LIBRARY PUBLISHING GROUP. Selling, general and administrative expense for the Library Publishing Group increased $0.4 million, or 5.4%, to $7.1 million for the three months ended June 30, 2004 from $6.8 million for the three months ended June 30, 2003. Selling, general and administrative expense for Recorded Books increased $0.4 million, primarily due to the higher revenue. Selling, general and administrative expense at Chelsea House remained unchanged at $1.8 million.

      CORPORATE. Our corporate level general and administrative expense increased $0.2 million, or 18.2%, to $1.3 million for the three months ended June 30, 2004 from $1.1 million for the three months ended June 30, 2003.

INTEREST EXPENSE

Interest expense increased $7.5 million to $11.9 million for the three months ended June 30, 2004 from $4.3 million for the three months ended June 30, 2003. This increase was primarily related to the adoption of SFAS No. 150 as of January 1, 2004 which required our Series B Senior preferred stock dividends and accretion to be included in interest expense, and the issuance of our 12-1/2% senior discount notes on February 2, 2004. Our total outstanding debt increased from $199.5 million as of June 30, 2003 to $416.8 million as of June 30, 2004. This is primarily related to the adoption of SFAS No. 150 which required our Series B Senior preferred stock to be included in total debt as of January 1, 2004, and the issuance of our 12-1/2% senior discount notes.

Cash interest expense increased $3.7 million to $5.8 million for the three months ended June 30, 2004 from $2.1 million for the three months ended June 30, 2003. The increase in cash interest was the result of the August 20, 2003 refinancing transaction where our old paid-in-kind interest bearing senior subordinated notes were retired, and were replaced with a floating rate senior secured term loan and 11-3/4% senior notes bearing cash interest. Our cash interest bearing outstanding debt was $239.3 million as of June 30, 2004 compared to $136.8 million as of June 30, 2003.

Interest expense consists of the following:

                                                         THREE MONTHS ENDED JUNE 30,
                                                       --------------------------------
                                                          2004                 2003
                                                       -----------          -----------
                                                                  (UNAUDITED)
Interest expense:
   Senior secured term loan                            $ 1,633,000          $        --
   11-3/4% senior notes                                  4,112,000                   --
   12-1/2% senior discount notes - non-cash              2,311,000                   --
   Series B Senior preferred stock - non-cash            3,751,000                   --
   Secured bank loan                                            --            2,140,000
   Subordinated notes - non-cash                                --            2,202,000
   Other                                                    76,000                   --
                                                       -----------          -----------
Interest expense                                       $11,883,000          $ 4,342,000
                                                       ===========          ===========


DISCONTINUED OPERATIONS

In November 2002, we initiated a plan to sell our Andrews Communications, LLC subsidiary, which included our Andrews Publishing and Oakstone Legal & Business Publishing divisions. The results of operations of Andrews Communications have been classified as a discontinued operation in our consolidated statements of operations. For the three months ended June 30, 2003, Andrews Communications had revenue of $0.5 million and net loss of $0.1 million. On March 31, 2003 and May 30, 2003, in two separate transactions, we sold the assets of Andrews Communications for gross proceeds of $8.0 million and net proceeds of $7.6 million. On May 30, 2003, in conjunction with the second transaction, we recorded a loss on sale of $0.9 million. The net proceeds of the sales were used to pay down debt under our old senior secured credit facility.

NET INCOME (LOSS)

Net loss for the three months ended June 30, 2004, was $3.2 million compared to net income of $3.6 million for the three months ended June 30, 2003. A large portion of this decrease was due to the adoption of SFAS No. 150 in which our Series B Senior preferred stock dividends and accretion of $3.8 million for the three months ended June 30, 2004 are now charged to interest expense. In addition, cash interest expense increased $3.7 million as a result of the August 2003 financing transaction and amortization of pre-publication costs increased $1.0 million due to the increased investment in pre-publication costs in the preceding years and a non-cash non-recurring charge of $0.4 million due to a change in estimate concerning remaining unit sales from existing product lines. In addition, amortization of intangibles increased $0.3 million for amortization of other intangibles related to the acquisition of Buckle Down Publishing on April, 15, 2004. For the quarter ended June 2003, net income was reduced by $1.0 million due to the loss from sale of Andrews Communications.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUE

Revenue increased $8.2 million, or 10.0%, to $90.5 million for the six months ended June 30, 2004, from $82.2 million for the six months ended June 30, 2003.

      EDUCATION PUBLISHING GROUP. Revenue from the Education Publishing Group increased $6.5 million, or 14.8%, to $50.6 million for the six months ended June 30, 2004, from $44.1 million for the six months ended June 30, 2003. Sundance/Newbridge's revenue increased $2.8 million, or 11.4%, to $26.9 million for the six months ended June 30, 2004, from $24.1 million for the six months ended June 30, 2003. The two large district level school sales accounted for more than $2.5 million of this increase. Revenue at Triumph Learning increased $3.7 million, or 31.2%, to $15.4 million for the six months ended June 30, 2004 from $11.7 million for the six months ended June 30, 2003. This increase was due to the additional $1.8 million of revenue from the newly acquired Buckle Down Publishing and strong year over year sales of state specific test-prep products. Oakstone's revenue increased slightly by $0.1 million, or 1.2% to $8.3 million for the six months ended June 30, 2004 from $8.2 million for the six months ended June 30, 2003.

      LIBRARY PUBLISHING GROUP. Revenue from the Library Publishing Group increased $1.7 million, or 4.5%, to $39.9 million for the six months ended June 30, 2004, from $38.2 million for the six months ended June 30, 2003. Revenue at Recorded Books increased $2.6 million, or 8.3%, to $33.6 million for the six months ended June 30, 2004 from $31.0 million for the six months ended June 30, 2003. The increase over the prior year is attributable to the retail, schools and library revenue channels. Revenue at Chelsea House decreased $0.9 million, or 12.2%, to $6.3 million for the six months ended June 30, 2004, from $7.2 million for the six months ended June 30, 2003 due to continued softness in library spending on traditional materials.

COST OF GOODS SOLD

Cost of goods sold increased $4.5 million, or 18.0%, to $29.7 million for the six months ended June 30, 2004 from $25.2 million for the six months ended June 30, 2003. The gross margin as a percentage of revenue for the six months ended June 30, 2004 decreased to 67.1% from 69.4% for the six months ended June 30, 2003 primarily due to the inventory obsolescence charge at Chelsea House described below.

      EDUCATION PUBLISHING GROUP. Cost of goods sold for the Education Publishing Group increased $1.4 million, or 13.2%, to $12.4 million for the six months ended June 30, 2004 from $11.0 million for the six months ended June 30, 2003, while the gross margin increased to 75.4% from 75.1% period over period. At Sundance/Newbridge cost of goods sold increased $0.8 million, or 13.2%, to $6.8 million from $6.0 million primarily due to the revenue increase. However, gross margin decreased to 74.7% from 75.1% as a result of higher product costs, period over period. Cost of goods sold for Triumph Learning increased $0.6 million, or 22.2%, to $3.3 million from $2.7 million due to the increased revenue while the gross margin increased to 78.7% from 77.1% period over period. Cost of goods sold at Oakstone was $2.3 million for both periods and gross margin declined to 72.0% from 72.4% period over period.

      LIBRARY PUBLISHING GROUP. Cost of goods sold for the Library Publishing Group increased $3.1 million, or 21.7%, to $17.3 million from $14.2 million and gross margin declined to 56.6% from 62.7% period over period. The cost of goods sold for Recorded Books increased $1.1 million, or 8.6%, to $13.6 million from $12.5 million while the gross margin declined slightly to 59.6% from 59.7% period over period. Cost of goods sold for Chelsea House increased $2.0 million to $3.7 million from $1.7 million and gross margin declined to 40.7% from 76.0% due to the non-cash, non-recurring $2.1 million inventory obsolescence charge related to a change in estimate concerning remaining unit sales from existing product lines, recorded in June 2004.

SELLING, GENERAL & ADMINISTRATIVE EXPENSE

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges on the accompanying consolidated statements of operations. Selling, general and administrative expense increased $2.5 million, or 7.2%, to $37.7 million for the six months ended June 30, 2004 from $35.1 million for the six months ended June 30, 2003. This increase is attributable to additional sales commission and fulfillment costs resulting from the revenue growth, the addition of new in-house sales reps in several businesses and increased marketing efforts offset partially by lower restructuring expenses in 2004. Selling, general and administrative expense as a percentage of revenue decreased to 41.6% for the six months ended June 30, 2004 from 42.7% for the six months ended June 30, 2003.

      EDUCATION PUBLISHING GROUP. Selling, general and administrative expense for the Education Publishing Group increased $1.7 million, or 8.7%, to $21.4 million for the six months ended June 30, 2004 from $19.7 million for the six months ended June 30, 2003. Selling, general and administrative expense for Sundance/Newbridge increased $0.6 million due to revenue driven increases in selling related expenses, including commissions and investments in in-house sales reps, along with a corresponding increase in fulfillment and distribution costs. The period over period increase in expense was partially offset by a decline in restructuring and restructuring related expenses. Selling, general and administrative expenses at Triumph Learning increased $0.5 million due to revenue driven increases in commissions partially offset by lower restructuring and restructuring related expenses in 2004. Selling, general and administrative expense at Oakstone increased $0.6 million due to increased marketing in 2004 and fulfillment costs on increased ancillary and newsletter sales.

      LIBRARY PUBLISHING GROUP. Selling, general and administrative expense for the Library Publishing Group increased $0.9 million, or 6.9%, to $14.0 million for the six months ended June 30, 2004 from $13.1 million for the six months ended June 30, 2003. Selling, general and administrative expense for Recorded Books increased $1.0 million, due to the addition of in-house sales reps and revenue driven increases in commissions and fulfillment costs. Selling, general and administrative expense at Chelsea House remained unchanged at $3.4 million.

      CORPORATE. Corporate level general and administrative expense decreased $0.1 million, or 3.5%, to $2.3 million for the six months ended June 30, 2004 from $2.4 million for the six months ended June 30, 2003.

INTEREST EXPENSE

Interest expense increased $14.4 million to $23.3 million for the six months ended June 30, 2004 from $8.9 million for the six months ended June 30, 2003. This increase was primarily related to the adoption of SFAS No. 150 as of January 1, 2004 which required our Series B Senior preferred stock dividends and accretion to be included in interest expense, and the issuance of our 12-1/2% senior discount notes on February 2, 2004. Our total outstanding debt increased from $199.5 million as of June 30, 2003 to $416.8 million as of June 30, 2004. This is primarily related to the adoption of SFAS No. 150 which required our Series B Senior preferred stock to be included in total debt as of January 1, 2004, and the issuance of our 12-1/2% senior discount notes.

Cash interest expense increased $7.2 million to $11.7 million for the six months ended June 30, 2004 from $4.5 million for the six months ended June 30, 2003. The increase in cash interest was the result of the August 20, 2003 refinancing transaction where our old paid-in-kind interest bearing senior subordinated notes were retired, and were replaced with a floating rate senior secured term loan and 11-3/4% senior notes bearing cash interest. Our cash interest bearing outstanding debt was $239.3 million as of June 30, 2004 compared to $136.8 million as of June 30, 2003.

Interest expense consists of the following:

                                                            SIX MONTHS ENDED JUNE 30,
                                                       --------------------------------
                                                          2004                 2003
                                                       -----------          -----------
                                                                 (UNAUDITED)
Interest expense:
   Senior secured term loan                            $ 3,342,000          $        --
   11-3/4% senior notes                                  8,179,000                   --
   12-1/2% senior discount notes - non-cash              3,765,000                   --
   Series B Senior preferred stock - non-cash            7,862,000                   --
   Secured bank loan                                            --            4,482,000
   Subordinated notes - non-cash                                --            4,379,000
   Other                                                   152,000                   --
                                                       -----------          -----------
Interest expense                                       $23,300,000          $ 8,861,000
                                                       ===========          ===========

DISCONTINUED OPERATIONS

In November 2002, we initiated a plan to sell our Andrews Communications, LLC subsidiary, which included our Andrews Publishing and Oakstone Legal & Business Publishing divisions. The results of operations of Andrews Communications have been classified as a discontinued operation in our consolidated statements of operations. For the six months ended June 30, 2003, Andrews Communications had revenue of $2.0 million and net loss of $0.3 million. On March 31, 2003 and May 30, 2003, in two separate transactions, we sold the assets of Andrews Communications for gross proceeds of $8.0 million and net proceeds of $7.6 million. On May 30, 2003, in conjunction with the second transaction, we recorded a loss on sale of $0.9 million. The net proceeds of the sales were used to pay down debt under our old senior secured credit facility.

NET INCOME (LOSS)

Net loss for the six months ended June 30, 2004, was $8.5 million compared to net income of $5.8 million for the six months ended June 30, 2003. A large portion of this decrease was due to the adoption of SFAS No. 150 pursuant to which our Series B Senior preferred stock dividends and accretion of $7.9 million for the six months ended June 30, 2004 are now charged to interest expense. In addition, cash interest expense and amortization of deferred financing costs increased $7.2 million and $0.5 million, respectively, primarily due to the August 2003 refinancing transaction and amortization of pre-publication costs increased $1.6 million due to the increased investment in pre-publication costs in the preceding years and a non-cash non-recurring charge of $0.4 million at our Chelsea House segment due to a change in estimate concerning remaining unit sales from existing product lines. In addition, amortization of intangibles increased $0.3 million for amortization of other intangibles related to the acquisition of Buckle Down Publishing on April, 15, 2004. Net income for the six months ended June 2003 was reduced by $1.2 million due to the loss from sale of Andrews Communications.

LIQUIDITY AND CAPITAL RESOURCES

For the past several years, we have relied primarily on borrowings under our old senior secured credit facility and the benefits of the paid-in-kind interest on our old senior subordinated notes due 2009 and our preferred stock for our working capital, capital expenditures, acquisition needs and debt service requirements. On August 20, 2003, we entered into a $30.0 million four-year and nine-month senior secured revolving credit facility and a $100.0 million five-year senior secured term loan, and we issued $140.0 million in aggregate principal amount of our 11-3/4% senior notes. The proceeds from the 2003 refinancing transaction were used to repay the old senior secured credit facility and old senior subordinated notes due 2009 and to pay fees associated with the transaction. On February 2, 2004, we completed an offering of 12-1/2% senior discount notes and received net proceeds of $73.7 million. A portion of the proceeds from the issuance were used to repurchase 295,000 outstanding shares of Series B Senior preferred stock. On April 15th 2004, we used $25.0 million in cash and issued a new Preferred C stock with a face value of $3.5 million in order to purchase Buckle Down Publishing. We used a portion of the proceeds to purchase Buckle Down Publishing and intend on using the remaining proceeds to fund future acquisitions and for general corporate purposes. As of June 30, 2004, our available borrowing capacity under the senior secured revolving credit facility, limited by certain restrictive covenants and financial ratio requirements, was approximately $28.1 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During 2004, we completed an offering of 12-1/2% senior discount notes. As of June 30, 2004, this issuance created an increase in our contractual obligations and commitments of $77.4 million which is due after 5 years. Also, in connection with the adoption of SFAS No. 150 which required that our Series B Senior preferred stock be classified as debt, as of June 30, 2004 our contractual obligations and committments increased by $100.1 million which is due after five years.

Cash and cash equivalents increased by $28.2 million for the six months ended June 30, 2004, to $60.5 million, from $32.3 million as of December 31, 2003 due primarily to the receipt of the net process from our 12-1/2% senior discount notes on February 2, 2004.

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

CASH FLOWS

Net cash provided by operating activities was $4.8 million for the six months ended June 30, 2004 in comparison to net cash provided of $12.9 million for the six months ended June 30, 2003. The decrease was primarily due to the increase in cash interest relating to our August 20, 2003 refinancing transaction and an increase in cash used in current assets and liabilities.

Net cash used in investing activities was $32.8 million for the six months ended June 30, 2004 in comparison to net cash used of $1.1 million for the six months ended June 30, 2003. The increase was primarily due to $25.1 million of cash used towards the purchase of Buckle Down Publishing in April, 2004 offset by the sale of our Oakstone Legal & Business division on March 31, 2003.

Net cash provided by financing activities was $56.0 million for the six months ended June 30, 2004 in comparison to net cash used of $6.3 million for the six months ended June 30, 2003. The increase was due to $73.7 million of cash provided from the completion of the 12-1/2% senior discount notes offering on February 2, 2004, offset by $3.2 million of additions to deferred financing costs associated with this offering. We also used $14.0 million of the proceeds from the 12-1/2% senior discount note offering in the repurchase of 295,000 outstanding shares of Series B Senior preferred stock, at a price equal to 99% of its liquidation value of $14.1 million.

CAPITAL EXPENDITURES

Capital expenditures - pre-publication costs relate to the costs incurred in the development of new products. For the three and six months ended June 30, 2004, we had $3.9 million and $6.6 million of pre-publication expenditures compared to $3.2 million and $6.8 million during the three and six months ended June 30, 2003, respectively. We plan expenditures of approximately $16.5 million for pre-publication costs in 2004. This level of spending is intended to support our core successful products and allow for the development of new products.

Capital expenditures - property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the three and six months ended June 30, 2004, we had $0.8 million and $1.1 million of property, building and equipment expenditures compared to $1.0 million and $1.8 million during the three and six months ended June 30, 2003, respectively. We plan expenditures of approximately $3.2 million for property and equipment in 2004. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, a software conversion at out shared services facility in Northborough, Massachusetts, a full office move for our Triumph Learning business and general additions to furniture, fixtures and equipment for both our newly acquired Buckle Down Publishing and our existing businesses.

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

Inflation has not had a significant impact on our operations in the past two years. We do not expect inflation to have a significant impact on our consolidated results of operations or financial condition in the foreseeable future.

Market risks relating to our operations result primarily from changes in interest rates. However, we do not consider the impact of interest rate fluctuations to represent a significant risk during 2004.

To reduce the impact of increases in interest rates, we may, in the normal course of business, enter into certain derivative instruments to hedge such changes.

We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transactions denominated in foreign currency. As a result, we do not hedge the exposure to these changes, and the impact on our results of operations from the currency fluctuations for the three and six months ended June 30, 2004 and 2003 has been de minimus.

We have available a $30.0 million senior secured revolving credit facility as a source of financing for our working capital requirements subject to certain restrictive covenants that can reduce the available aggregate borrowings under the facility. As of June 30, 2004, our available borrowing capacity under the senior secured revolving credit facility, limited by such restrictive covenants, was approximately $28.1 million. Borrowings under this revolving credit agreement bear interest at variable rates based on LIBOR plus an applicable spread. As of June 30, 2004, we had no borrowings outstanding under this credit facility.

      Item 4. CONTROLS AND PROCEDURES

            (a)   Evaluation of disclosure controls and procedures.

As of June 30, 2004 we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

            (b)   Changes in internal controls over financial reporting.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            From time to time, we are involved in litigation that we consider to be in the normal course of business. We are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

            As part of our acquisition of Buckle Down Publishing on April 15, 2004, we issued 3,500 shares of our newly authorized Series C preferred stock, par value $.001 per share. We acquired substantially all of the assets of Buckle Down Publishing on April 15, 2004 for total consideration of $24.0 million in cash and 3,500 shares of Series C preferred stock with a face amount of $3.5 million. The shares of Series C preferred stock were issued under an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof, insofar as the shares were issued to a single recipient in a transaction not involving a public offering.

            The shares of Series C preferred stock are convertible into common stock automatically upon an initial public offering by us. If such public offering occurs on or prior to April 15, 2008, the number of shares issuable upon such conversion with respect to each share of Series C preferred stock will be equal to the original issue price per share divided by the initial public offering price per share of our common stock. If such public offering occurs after April 15, 2008, the number of shares issuable upon such conversion with respect to each share of Series C preferred stock will be equal to (i) the original issue price per share plus all accrued and unpaid dividends, divided by
(ii) the initial public offering price per share of our common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS

                  31.1  Rule 13a-14(a)/15d-14(a) Certification of Peter J.
                        Quandt

                  31.2  Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca

                  32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                  32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

            (b) REPORTS ON FORM 8-K

            A form 8-K (Item 12) was filed on April 2, 2004 regarding the Company's annual report.

            A form 8-K was filed on April 20, 2004 regarding the Company's acquisition of substantially all of the assets of Buckle Down Publishing Company.

            A form 8-K (Item 12) was filed on May 10, 2004 regarding a press release announcing that the Company had reported its financial results for the first quarter ended March 31, 2004.

            A form 8-K/A was filed on May 10, 2004, amending the Form 8-K filed on April 20, 2004 regarding the Buckle Down acquisition to include Item 7(a) Financial Statements of Business Acquired and Item 7(b) Pro Forma Financial Information.

                                   SIGNATURES

            The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HAIGHTS CROSS COMMUNICATIONS, INC.

                                 By:

Dated: August 16, 2004           /s/ Peter J. Quandt
                                 -----------------------------------------------
                                 Peter J. Quandt
                                 Chairman, Chief Executive Officer and President
                                 (Principal Executive Officer)

Dated: August 16, 2004           /s/ Paul J. Crecca
                                 -----------------------------------------------
                                 Paul J. Crecca
                                 Executive Vice President, Chief Financial
                                 Officer and Treasurer
                                 (Principal Financial and Accounting Officer)

Dated: August 16, 2004           /s/ Mark Kurtz
                                 -----------------------------------------------
                                 Mark Kurtz
                                 Vice President of Finance and Accounting and
                                 Chief Accounting Officer

EXHIBIT NO.                                    EXHIBIT DESCRIPTION
31.1*         Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt

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


----------
*     filed herewith

**    furnished herewith