Form 10-Q
period 2004-09-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2004-11-15
CIK 1124289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-109381

HAIGHTS CROSS COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 13-4087398
(State of Incorporation)	(I.R.S. Employer Identification No.)

10 New King Street, Suite 102
White Plains, NY 10604
(Address of principal executive offices) (Zip Code)

(914) 289-9400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act.) Yes ☐    No ☒.

HAIGHTS CROSS COMMUNICATIONS, INC.

Quarterly Report for the
Quarter Ended September 30, 2004

Page
Part II — Other Information
Item 1. Legal Proceedings	32
Item 6. Exhibits	32
Signatures	33
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I — FINANCIAL INFORMATION

     Item 1. Financial Statements

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Revenue	$48,713	$42,082	$139,169	$124,317
Costs and expenses:
Cost of goods sold	14,438	12,976	44,171	38,172
Marketing and sales	10,549	8,830	29,850	26,252
Fulfillment and distribution	3,698	3,330	10,569	9,278
General and administration	5,703	4,133	16,321	14,469
Restructuring charges	—	645	882	2,077
Amortization of pre-publication costs	2,549	2,235	8,222	6,253
Depreciation and amortization of property and equipment	615	611	1,812	1,652
Amortization of intangible assets	395	—	731	—

Total costs and expenses	37,947	32,760	112,558	98,153

Income from operations	10,766	9,322	26,611	26,164
Other (income) expenses:
Interest expense	12,207	8,618	35,506	17,387
Interest income	(225)	(156)	(542)	(155)
Amortization of deferred financing costs	732	433	2,178	1,408
Redemption premiums	—	9,236	—	9,236
Other (income) expense	6	18	(53)	124

Total other expenses	12,720	18,149	37,089	28,000

Income (loss) before discontinued operations	(1,954)	(8,827)	(10,478)	(1,836)
Discontinued operations:
Income (loss) from operations of discontinued operations	—	233	—	6
Income (loss) on disposal of discontinued operations	—	(49)	—	(979)

Net income (loss)	(1,954)	(8,643)	(10,478)	(2,809)
Non-cash preferred stock dividends and accretion	(710)	(3,046)	(2,010)	(12,366)

Net (loss) available to common stockholders	$(2,664)	$(11,689)	$(12,488)	$(15,175)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$57,897	$32,389
Accounts receivable, net	24,743	16,459
Inventory, net	23,214	22,150
Direct response advertising costs — current portion, net	3,747	2,431
Prepaid royalties	5,317	5,342
Prepaid expenses and other current assets	2,701	2,908

Total current assets	117,619	81,679
Pre-publication costs, net	30,442	28,197
Direct response advertising costs, net	6,905	6,504
Property and equipment, net	7,891	7,098
Goodwill	136,579	125,005
Intangible assets, net	11,941	—
Deferred financing costs, net	15,288	13,944
Other assets	3,165	3,095

Total assets	$329,830	$265,522

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$19,122	$18,449
Accrued interest	2,955	6,742
Deferred subscription revenue	12,523	13,272
Current portion of long term debt	1,000	1,000

Total current liabilities	35,600	39,463
Long term liabilities:
Senior secured term loan	98,000	98,750
11¾% senior notes	140,000	140,000
12½% senior discount notes	79,800	—
Series B Senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding as of September 30, 2004 (approximate aggregate liquidation value as of September 30, 2004 of $106,338)	104,304	—
Deferred gain on Series B cancellation and other long-term liabilities	4,793	—

Total long term liabilities	426,897	238,750
Commitments
Redeemable preferred stock:
Series B Senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,400,000 shares issued and outstanding as of December 31, 2003	—	109,364
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (approximate aggregate liquidation value as of September 30, 2004 of $32,903)	34,961	34,299
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (approximate aggregate liquidation value as of September 30, 2004 of $3,581)	1,196	—

Total redeemable preferred stock	36,157	143,663
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,000,000 shares issued and outstanding	20	20
Accumulated other comprehensive income	317	299
Accumulated deficit	(169,161)	(156,673)

Total stockholders’ deficit	(168,824)	(156,354)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$329,830	$265,522

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Operating activities
Net cash provided by operating activities:	$7,886	$23,081

Investing activities
Additions to pre-publication costs	(10,456)	(10,013)
Additions to property and equipment	(2,419)	(2,355)
Additions to intangible assets	(39)
Acquisition of Buckle Down Publishing	(25,199)	—
Proceeds from sale of businesses	—	7,482
Proceeds from sale of assets	4	21

Net cash used in investing activities:	(38,109)	(4,865)

Financing activities
Proceeds from 12½% senior discount notes	73,653	—
Proceeds from 11¾% senior notes	—	140,000
Proceeds from senior secured term loan	—	100,000
Repayment of senior secured term loan	(750)	—
Proceeds from senior credit facility	—	12,000
Repayment of senior credit facility	—	(154,350)
Repayment of subordinated notes	—	(75,211)
Purchase of Series B Senior preferred stock	(13,999)	—
Additions to deferred financing costs	(3,175)	(14,828)

Net cash provided by financing activities:	55,729	7,611

Effect of exchange rate changes on cash	2	8

Net change in cash and cash equivalents	25,508	25,835
Cash and cash equivalents at beginning of period	32,389	2,701

Cash and cash equivalents at end of period	$57,897	$28,536

Supplemental disclosure
Cash paid during the period for:
Interest	$19,346	$5,799
Assets acquired under capital leases	$350	$—
Issuance of Series C preferred stock in connection with business acquisition	$1,093	$—

See accompanying notes.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The unaudited interim consolidated financial statements contained herein consist of the accounts of Haights Cross Communications, Inc. (the “Company” or “Haights Cross”), a Delaware corporation formed in January 1997 to create and build an education and library publishing business, and its subsidiaries. The Company is a holding company that conducts all of its operations through its direct and indirect subsidiaries.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. The unaudited consolidated results of operations of interim periods are not necessarily indicative of results for a full year. All material intercompany accounts and transactions have been eliminated upon consolidation. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

From time to time, the Company may be involved in various litigation relating to claims which have arisen in the ordinary course of its business. In the opinion of management, the outcome of any such litigation will not have a material adverse impact on the Company’s consolidated financial position or results of operations.

2. Recent Accounting Pronouncements

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS No. 150 remain subject to existing guidance.

The adoption of SFAS No. 150 requires that the Company’s Series B Senior preferred stock be classified as debt on the Company’s consolidated balance sheet because it is mandatorily redeemable at a fixed and determinable date. Dividends and accretion related to the Series B Senior preferred stock, which previously had been recorded below net income (loss) as a charge in determining net income (loss) available to common stockholders, has been charged to interest expense in the accompanying unaudited interim consolidated statement of operations since the January 1, 2004 adoption of this standard. The Company’s Series A preferred stock and Series C preferred stock, which are redeemable beginning in the year 2019 and 2012, respectively, are redeemable at the option of the holders and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Company’s Series A preferred stock or Series C preferred stock.

3. Acquisition

On April 15, 2004, the Company acquired certain assets and assumed certain liabilities of Buckle Down Publishing Company (“Buckle Down”), an Iowa-based company and a wholly owned subsidiary of Profiles Corporation. The Company acquired Buckle Down to compliment and expand its growing Triumph Learning segment which provides test-prep materials to the supplemental education market. The Company paid $24,000,000 in cash and issued 3,500 shares of newly authorized Series C preferred stock with a face value of $1,000 per share. The holder of the Series C preferred stock is entitled to a cumulative 5% dividend per year, compounded quarterly. The initial fair value of the Series C preferred stock was $1,093,000, at the date of issuance.

This acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, and, accordingly the results of operations have been included in the Triumph Learning segment of the consolidated financial statements since the date of acquisition.

The following table presents the preliminary allocation of the purchase price:

Working capital	$1,947,000
Fixed assets	193,000
Trademarks (indefinite lived)	2,700,000
Customer relationships (10 year life)	6,050,000
Backlist (5 year life)	3,600,000
Non-compete agreement (5 year life)	250,000
Goodwill (indefinite lived)	11,552,000

Total purchase price	$26,292,000

The total purchase price of $26,292,000 includes acquisition costs of $1,057,000.

The pro-forma results of operations (and actual results of operations since the date of acquisition) assume the acquisition of Buckle Down occurred at the beginning of the 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue	$48,713,000	$46,114,000	$141,890,000	$133,016,000
Operating income	10,766,000	11,117,000	27,048,000	29,188,000
Net (loss) income	(1,954,000)	(6,845,000)	(10,039,000)	222,000

Aggregate intangible asset amortization, including amortization of the intangible assets identified above, for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter is $1,127,000, $1,578,000, $1,385,000, $1,309,000, $1,122,000 and $3,738,000, respectively.

4. Discontinued Operations

On March 31, 2003, and May 30, 2003, in two separate transactions, the Company sold the assets of its subsidiary Andrews Communications, LLC (including its divisions Oakstone Legal & Business Publishing and Andrews Publishing) for gross proceeds of $7,991,000 and net proceeds of $7,550,000. On May 30, 2003, in conjunction with the second transaction, a loss of $979,000 was recorded on the sale, of which $49,000 was incurred in the third quarter of 2003. Andrews Communications, LLC published legal newsletters, books, reports, and related publications to attorneys, law firms, employment professionals, and others.

For the nine months ended September 30, 2003, Andrews Communications, LLC had revenue of $2,007,000 and loss from operations of discontinued operations of $227,000.

In April 2002, the Company discontinued the operations of its subsidiary The Coriolis Group (“Coriolis”). Coriolis published and distributed software certification training studyguides and technical references for web developers, programmers and professionals. For the three and nine months ended September 30, 2003, Coriolis had no revenue and $233,000 in income from operations of discontinued operations due to a royalty recovery.

5. Comprehensive loss

Assets and liabilities of the Company’s wholly-owned international subsidiary, WF Howes Ltd., which is located in the United Kingdom, are translated at their respective period-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting foreign currency translation adjustments from assets and liabilities are included as “Accumulated other comprehensive loss” and are reflected as a separate component of stockholders’ deficit.

The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net loss	$(1,954,000)	$(8,643,000)	$(10,478,000)	$(2,809,000)
Foreign currency translation adjustment	(12,000)	46,000	18,000	143,000

	$(1,966,000)	$(8,597,000)	$(10,460,000)	$(2,666,000)

6. Inventory

The following table sets forth the components of inventory for the periods indicated:

	September 30,	December 31,
	2004	2003
	(Unaudited)
Supplies	$1,023,000	$1,015,000
Work-in-process	698,000	642,000
Finished goods	25,974,000	22,137,000

	27,695,000	23,794,000
Less allowance for obsolescence	4,481,000	1,644,000

	$23,214,000	$22,150,000

The Company recorded an additional $2,095,000 in inventory obsolescence in the second quarter of 2004 due to a change in estimate at the Chelsea House segment. This change was necessitated due to the declining sales performance at that segment.

7. Financing Arrangements

On August 20, 2003, Haights Cross Operating Company (“HCOC”), a wholly owned subsidiary of the Company, entered into a $30,000,000 four-year and nine-month senior secured revolving credit facility, and a $100,000,000 five-year senior secured term loan and issued $140,000,000 of 11¾% senior notes due 2011. HCOC used the net proceeds of these transactions to repay indebtedness under its old senior secured credit facility and to redeem its then outstanding 13.0% senior subordinated notes due 2009. In connection with this refinancing transaction, HCOC incurred an early redemption premium of $9,236,000 which was paid to the senior subordinated note holders. As part of the redemption transaction, the Company also received and cancelled 1,880 warrants for Series A preferred stock with an assigned value of $1,880,000 and 1,692,169 warrants for common stock held by the senior subordinated note holders.

On December 10, 1999, DLJ Merchant Banking Partners II, L.P. and its affiliates (the “DLJ Parties”) and Caravelle Investment Fund, LLC (“Caravelle”) acquired shares of the Company’s Series B Senior preferred stock and warrants to purchase shares of the Company’s Series A preferred stock and common stock. In addition, the DLJ Parties became parties to an investors agreement with the Company pursuant to which DLJ Merchant Banking Partners II, L.P. had the right to designate one member of the Company’s board of directors and such director had the right to approve various transactions, including the incurrence, assumption or guarantee by the Company of any indebtedness for borrowed money. On January 22, 2004, the DLJ Parties sold substantially all of their shares and warrants to third parties. In connection with such sale, the investors agreement was amended to eliminate the DLJ Parties’ board designation right and the related director approval rights, and the DLJ Parties’ board designee resigned from the Company’s board of directors. In addition, the DLJ Parties returned to the Company for cancellation 104,770 shares of Series B Senior preferred stock having a liquidation value of $5,000,000, warrants to purchase 778 shares of Series A preferred stock having a value of $778,000, and warrants to purchase 743,148 shares of common stock. The Company reversed $904,000 of discount and fees associated with the return of the Series B Senior preferred stock. The net gain resulting from this transaction has been deferred and classified as a liability in the accompanying consolidated balance sheet. The deferred gain will be amortized against interest expense through December 10, 2011, the date upon which the Series B Senior preferred stock is mandatorily redeemable. As of September 30, 2004, 2,213 warrants to acquire Series A preferred stock were outstanding with an assigned value of $2,213,000, all of which are exercisable at $0.01 and have an expiration date of December 10, 2011.

On February 2, 2004, the Company completed an offering of 12½% senior discount notes and received net proceeds of $73,653,000. The Company used a portion of the proceeds from the sale of the Company’s 12½% senior discount notes to repurchase 295,000 outstanding shares of Series B Senior preferred stock at a price equal to 99% of its liquidation value of $14,140,000, which were originally purchased by Caravelle. In connection with this repurchase, warrants to purchase 467 shares of Series A preferred stock having a value of $467,000 and warrants to purchase 451,666 shares of common stock were returned to the Company for cancellation. The Company used a portion of the proceeds from the senior discount note offering to acquire Buckle Down Publishing and intends to use the remaining proceeds to fund future acquisitions and for general corporate purposes.

On April 15, 2004, in connection with the acquisition of Buckle Down Publishing, the Company issued 3,500 shares of Series C preferred stock. The Series C preferred stock has a liquidation value of $1,000 per share plus any accrued but unpaid dividends. The Series C preferred stock accrues quarterly cumulative dividends at an annual rate of 5%. The Series C preferred stock shall automatically convert into common stock upon the consummation of the Company’s initial public offering, with the number of shares of common stock issued on such conversion to be determined as follows: (a) if such initial public offering occurs on or prior to April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Series C preferred stock of $3,500,00 divided by the price per share at which the common stock is offered to the public in such offering, or (b) if such initial public offering occurs after April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Series C preferred stock of $3,500,000 plus all accrued and unpaid dividends thereon, divided by the price per share at which the common stock is offered to the public in such offering. Beginning on April 15, 2012, any Series C preferred stock holder may require the Company to redeem the outstanding shares of Series C preferred stock held by that holder, at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. The holder of shares of Series C preferred stock is not entitled to any voting rights. The initial carrying value of the Series C preferred stock was $1,093,000 and the Company will accrete to the aggregate liquidation value of $5,209,000 through April 15, 2012, the date the shareholder can require redemption. The Company may, at its option, at any time, redeem shares of Series C preferred stock, in whole or in part, at a price equal to 101% of the per share liquidation value plus any accrued but unpaid dividends.

The Company accounts for its Series B Senior preferred stock, which is mandatorily redeemable, in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company’s Series B Senior preferred stock is mandatorily redeemable on December 10, 2011, at its liquidation value, plus any accrued but unpaid dividends. The Company’s Series A preferred stock and Series C preferred stock, which are redeemable beginning on December 31, 2019 and April 15, 2012, respectively, are redeemable at the option of the holder and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Company’s Series A preferred stock or Series C preferred stock.

8. Restructuring Charges

Restructuring charges generally consist of employee termination benefits, costs incurred to consolidate facilities or relocate employees, or costs to terminate contracts, such as operating leases.

During the fourth quarter of 2002, the Company initiated an operations consolidation project under which it consolidated the warehousing and order fulfillment functions of its Triumph Learning, Chelsea House and Sundance/Newbridge subsidiaries at a new warehouse facility. The customer service functions of Triumph Learning and Sundance/Newbridge were also combined. The objective of the consolidation was to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. In January 2003, the Company signed the lease for the new warehouse facility and overall completion of the project occurred in March 2004. In connection with this effort, the Company recorded a total restructuring charge of $2,494,000.

      Operations consolidation project restructuring activity by type for the three months ended September 30, 2004

						Accrued
	Total	Accrued				Restructuring
	Amount	Restructuring	Restructuring			Liability as of
	Expected to be	Liability as of	Expense	Cash Paid		September 30,
	Incurred	June 30, 2004	in 2004	in 2004	Reversals	2004
Severance and related	$827,000	$79,000	$—	$46,000	$—	$33,000
Lease terminations costs	523,000	81,000	—	12,000	—	69,000
Relocation and other	1,144,000	25,000	—	—	—	25,000

	$2,494,000	$185,000	$—	$58,000	$—	$127,000

     Operations consolidation project restructuring activity by segment for the three months ended September 30, 2004 (unaudited) is as follows:

						Accrued
	Total	Accrued				Restructuring
	Amount	Restructuring	Restructuring			Liability as of
	Expected to be	Liability as of	Expense	Cash Paid		September 30,
	Incurred	June 30, 2004	in 2004	In 2004	Reversals	2004
Sundance/Newbridge	$639,000	$13,000	$—	$13,000	$—	$—
Chelsea House	1,257,000	172,000	—	45,000	—	127,000
Triumph Learning	479,000	—	—	—	—	—
Corporate	119,000	—	—	—	—	—

	$2,494,000	$185,000	$—	$58,000	$—	$127,000

     Operations consolidation project restructuring activity by type for the nine months ended September 30, 2004 (unaudited) is as follows:

		Accrued				Accrued
	Total	Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to be	December 31,	Expense	Cash Paid		September 30,
	Incurred	2003	in 2004	in 2004	Reversals	2004
Severance and related	$827,000	$103,000	$244,000	$314,000	$—	$33,000
Lease terminations costs	523,000	155,000	—	86,000	—	69,000
Relocation and other	1,144,000	33,000	110,000	118,000	—	25,000

	$2,494,000	$291,000	$354,000	$518,000	$—	$127,000

     The Company has expensed inception to date for this project $827,000, $523,000 and $1,144,000 for severance and related, lease termination costs and relocation and other, respectively.

     Operations consolidation project restructuring activity by segment for the nine months ended September 30, 2004 (unaudited) is as follows:

		Accrued				Accrued
	Total	Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to be	December 31,	Expense	Cash Paid		September 30,
	Incurred	2003	in 2004	in 2004	Reversals	2004
Sundance/Newbridge	$639,000	$93,000	$—	$93,000	$—	$—
Chelsea House	1,257,000	198,000	354,000	425,000	—	127,000
Triumph Learning	479,000	—	—	—	—	—
Corporate	119,000	—	—	—	—	—

	$2,494,000	$291,000	$354,000	$518,000	$—	$127,000

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

     Management restructuring project activity by type for the three months ended September 30, 2004 (unaudited) is as follows:

						Accrued
	Total	Accrued				Restructuring
	Amount	Restructuring	Restructuring			Liability as of
	Expected to be	Liability as of	Expense	Cash Paid		September 30,
	Incurred	June 30, 2004	in 2004	in 2004	Reversals	2004
Severance and related	$445,000	$388,000	$—	$144,000	$—	$244,000
Relocation and other	83,000	—	—	—	—	—

	$528,000	$388,000	$—	$144,000	$—	$244,000

     Management restructuring project activity by type for the nine months ended September 30, 2004 (unaudited) is as follows:

		Accrued				Accrued
	Total	Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to be	December 31,	Expense	Cash Paid		September 30,
	Incurred	2003	in 2004	in 2004	Reversals	2004
Severance and related	$445,000	$—	$445,000	$201,000	$—	$244,000
Relocation and other	83,000	—	83,000	83,000	—	—

	$528,000	$—	$528,000	$284,000	$—	$244,000

9. Segment Reporting

The Company is a creator, publisher and marketer of products for the education and library publishing markets. The Company has five operating business segments which are regularly reviewed by the chief operating decision-maker in making decisions about allocating resources and assessing performance.

The information presented below includes certain expense allocations between the corporate parent and the operating business segments and is therefore not necessarily indicative of the results that would be achieved had these been stand-alone businesses. Corporate general and administrative expense consists of general corporate administrative expense not allocated to the operating business segments. Corporate capital expenditures include capital expenditures of discontinued operations.

The results of operations and other data for the five operating segments and the corporate parent for the three and nine months ended September 30, 2004 and 2003 (unaudited) are as follows:

				Total			Total
				Education			Library
	Sundance/	Triumph		Publishing	Recorded	Chelsea	Publishing
	Newbridge	Learning	Oakstone	Group	Books	House	Group	Corporate	Consolidated
	(in thousands)
Three Months Ended September 30, 2004 (unaudited)
Revenue	$13,730	$10,078	$5,644	$29,452	$16,955	$2,306	$19,261	$—	$48,713
Cost of goods sold	3,448	2,321	1,340	7,109	6,739	590	7,329	—	14,438
Marketing and sales	3,649	1,913	1,414	6,976	2,991	582	3,573	—	10,549
Fulfillment and distribution	1,214	653	486	2,353	1,106	239	1,345	—	3,698
General and administrative	753	1,217	541	2,511	1,101	331	1,432	1,760	5,703
Amortization of pre-publication costs	784	281	5	1,070	869	610	1,479	—	2,549
Depreciation and amortization of property and equipment	158	74	127	359	173	33	206	50	615
Amortization of intangible assets	2	388	—	390	5	—	5	—	395

Income (loss) from operations	$3,722	$3,231	$1,731	$8,684	$3,971	$(79)	$3,892	$(1,810)	$10,766

Interest expense	$715	$1,792	$686	$3,193	$1,683	$1,295	$2,978	$6,036	$12,207
Capital expenditures – pre-publication costs	1,068	888	28	1,984	1,285	624	1,909	—	3,893
Capital expenditures – property and equipment	91	248	20	359	565	—	565	16	940

Three Months Ended September 30, 2003 (unaudited)
Revenue	$13,661	$6,321	$3,933	$23,915	$15,241	$2,926	$18,167	$—	$42,082
Cost of goods sold	3,803	1,522	1,103	6,428	5,802	746	6,548	—	12,976
Marketing and sales	3,212	1,337	1,275	5,824	2,298	708	3,006	—	8,830
Fulfillment and distribution	1,121	506	394	2,021	1,031	278	1,309	—	3,330
General and administrative	509	741	557	1,807	1,016	974	1,990	981	4,778
Amortization of pre-publication costs	614	399	23	1,036	704	495	1,199	—	2,235
Depreciation and amortization of property and equipment	154	26	182	362	173	28	201	48	611

Income (loss) from operations	$4,248	$1,790	$399	$6,437	$4,217	$(303)	$3,914	$(1,029)	$9,322

Interest expense	$642	$939	$568	$2,149	$1,519	$894	$2,413	$4,056	$8,618
Capital expenditures – pre-publication costs	965	223	52	1,240	1,209	824	2,033	—	3,273
Capital expenditures – property and equipment	17	9	50	76	380	47	427	12	515

				Total			Total
				Education			Library
	Sundance/	Triumph		Publishing	Recorded	Chelsea	Publishing
	Newbridge	Learning	Oakstone	Group	Books	House	Group	Corporate	Consolidated
	(in thousands)
Nine Months Ended September 30, 2004 (unaudited)
Revenue	$40,642	$25,449	$13,952	$80,043	$50,513	$8,613	$59,126	$—	$139,169
Cost of goods sold	10,264	5,599	3,666	19,529	20,311	4,331	24,642	—	44,171
Marketing and sales	10,021	5,170	4,107	19,298	8,819	1,733	10,552	—	29,850
Fulfillment and distribution	3,516	1,725	1,352	6,593	3,232	744	3,976	—	10,569
General and administrative	2,315	3,385	1,634	7,334	3,757	2,053	5,810	4,059	17,203
Amortization of pre-publication costs	2,247	1,113	198	3,558	2,606	2,058	4,664	—	8,222
Depreciation and amortization of property and equipment	502	162	376	1,040	514	98	612	160	1,812
Amortization of intangible assets	5	713	—	718	13	—	13	—	731

Income (loss) from operations	$11,772	$7,582	$2,619	$21,973	$11,261	$(2,404)	$8,857	$(4,219)	$26,611

Interest expense	$2,257	$4,576	$2,046	$8,879	$5,106	$3,794	$8,900	$17,727	$35,506
Capital expenditures – pre-publication costs	3,230	2,031	117	5,378	3,271	1,807	5,078	—	10,456
Capital expenditures – property and equipment	448	682 (a)	75	1,205	1,017	150	1,167	47	2,419
Total assets	56,112	61,458	25,309	142,879	97,903	13,329	111,232	75,719	329,830

(a) Includes $350,000 of assets purchased under a capital lease.

Nine Months Ended September 30, 2003 (unaudited)
Revenue	$37,808	$18,036	$12,144	$67,988	$46,224	$10,105	$56,329	$—	$124,317
Cost of goods sold	9,825	4,205	3,372	17,402	18,299	2,471	20,770	—	38,172
Marketing and sales	8,948	4,120	3,595	16,663	7,506	2,083	9,589	—	26,252
Fulfillment and distribution	2,689	1,545	1,150	5,384	3,026	868	3,894	—	9,278
General and administrative	2,868	2,874	1,538	7,280	3,463	2,439	5,902	3,364	16,546
Amortization of pre-publication costs	1,599	1,089	205	2,893	1,969	1,391	3,360	—	6,253
Depreciation and amortization of property and equipment	406	79	426	911	494	78	572	169	1,652

Income (loss) from operations	$11,473	$4,124	$1,858	$17,455	$11,467	$775	$12,242	$(3,533)	$26,164

Interest expense	$1,925	$2,816	$1,704	$6,445	$4,557	$2,682	$7,239	$3,703	$17,387
Capital expenditures – pre-publication costs	3,103	1,251	137	4,491	2,981	2,541	5,522	—	10,013
Capital expenditures – property and equipment	1,226	30	171	1,427	777	113	890	38	2,355
Total assets	51,011	31,450	25,774	108,235	93,274	16,579	109,853	44,275	262,363

10. Condensed Consolidating Financial Information

On August 20, 2003, Haights Cross Operating Company (“HCOC”), a subsidiary of the Company, issued $140,000,000 of 11¾% senior notes due 2011. Those notes were fully and unconditionally guaranteed by the Company and by each subsidiary of HCOC ( and will be guaranteed by each future restricted subsidiary of HCOC ) on a joint and several basis. HCOC and the guarantor subsidiaries are 100% owned, directly or indirectly, by the Company. Subject to certain exceptions, HCOC is restricted in its ability to make funds available to the Company. The following unaudited interim condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.

Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended September 30, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$—	$48,713	$—	$48,713
Costs and expenses	—	1,810	36,137	—	37,947
Equity in the income (loss) of subsidiaries	4,436	5,077	—	(9,513)	—

Income (loss) from operations	4,436	3,267	12,576	(9,513)	10,766
Other (income) expenses	6,390	(1,169)	7,499	—	12,720

Net income (loss)	$(1,954)	$4,436	$5,077	$(9,513)	$(1,954)

	Three Months Ended September 30, 2003
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$—	$42,082	$—	$42,082
Costs and expenses	—	1,029	31,731	—	32,760
Equity in the income (loss) of subsidiaries	(8,643)	4,600	—	4,043	—

Income (loss) from operations	(8,643)	3,571	10,351	4,043	9,322
Other (income) expenses	—	12,214	5,751	—	17,965

Net income (loss)	$(8,643)	$(8,643)	$4,600	$4,043	$(8,643)

	Nine Months Ended September 30, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$—	$139,169	$—	$139,169
Costs and expenses	—	4,219	108,339	—	112,558
Equity in the income (loss) of subsidiaries	7,537	9,268	—	(16,805)	—

Income (loss) from operations	7,537	5,049	30,830	(16,805)	26,611
Other (income) expenses	18,015	(2,488)	21,562	—	37,089

Net income (loss)	$(10,478)	$7,537	$9,268	$(16,805)	$(10,478)

	Nine Months Ended September 30, 2003
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$—	$124,317	$—	$124,317
Costs and expenses	—	3,533	94,620	—	98,153
Equity in the income (loss) of subsidiaries	(2,809)	10,779	—	(7,970)	—

Income (loss) from operations	(2,809)	7,246	29,697	(7,970)	26,164
Other (income) expenses	—	10,055	18,918	—	28,973

Net income (loss)	$(2,809)	$(2,809)	$10,779	$(7,970)	$(2,809)

Unaudited Interim Condensed Consolidating Balance Sheets:

	As of September 30, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets	$33,366	$23,827	$60,426	$—	$117,619
Investment in and advances to subsidiaries	19,471	223,678	—	(243,149)	—
Long term assets	3,061	15,465	193,685	—	212,211

Total assets	$55,898	$262,970	$254,111	$(243,149)	$329,830

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$5,499	$30,101	$—	$35,600
Intercompany payable	—	107,102	247,410	(354,512)	—
Long term liabilities	188,565	238,000	332	—	426,897
Redeemable preferred stock	36,157	—	—	—	36,157
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(168,844)	(87,631)	(23,732)	111,363	(168,844)

Total stockholders’ deficit	(168,824)	(87,631)	(23,732)	111,363	(168,824)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$55,898	$262,970	$254,111	$(243,149)	$329,830

	As of December 31, 2003
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets	$—	$33,345	$48,334	$—	$81,679
Investment in and advances to subsidiaries	(12,691)	185,812	—	(173,121)	—
Long term assets	—	17,146	166,697	—	183,843

Total assets	$(12,691)	$236,303	$215,031	$(173,121)	$265,522

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$10,244	$29,219	$—	$39,463
Intercompany payable	—	82,477	218,832	(301,309)	—
Long term liabilities	—	238,750	—	—	238,750
Redeemable preferred stock	143,663	—	—	—	143,663
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(156,374)	(95,168)	(33,020)	128,188	(156,374)

Total stockholders’ deficit	(156,354)	(95,168)	(33,020)	128,188	(156,354)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$(12,691)	$236,303	$215,031	$(173,121)	$265,522

Unaudited Interim Condensed Statements of Cash Flows:

	Nine Months Ended September 30, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash provided by (used in):
Operating activities	$237	$(3,290)	$10,939	$—	$7,886
Investing activities	(23,515)	(5,653)	(8,941)	—	(38,109)
Financing activities	56,644	(913)	—	—	55,731

Net change in cash and cash equivalents	33,366	(9,856)	1,998	—	25,508
Cash and cash equivalents at beginning of period	—	33,284	(895)	—	32,389

Cash and cash equivalents at end of period	$33,366	$23,428	$1,103	$—	$57,897

	Nine Months Ended September 30, 2003
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash provided by (used in):
Operating activities	$—	$(18,724)	$41,805	$—	$23,081
Investing activities	—	7,465	(12,330)	—	(4,865)
Financing activities	—	36,055	(28,436)	—	7,619

Net change in cash and cash equivalents	—	24,796	1,039	—	25,835
Cash and cash equivalents at beginning of period	—	2,052	649	—	2,701

Cash and cash equivalents at end of period	$—	$26,848	$1,688	$—	$28,536

11. Subsequent Events

On November 11, 2004, the Company signed a definitive agreement pursuant to which it will acquire substantially all of the assets, and assume certain liabilities, of Options Publishing, Inc. for consideration of $50,000,000 in cash. In connection with this acquisition, the Company also signed a definitive agreement on November 11, 2004, to purchase the land, building and equipment that are used in the operations of Options Publishing, Inc. from Merrimack M&R Realty, LLC, an affiliate of Options Publishing, Inc. for consideration of $1,800,000 in cash. The Company anticipates closing both of these acquisitions in December 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement. This quarterly report contains “forward-looking statements” which are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this quarterly report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements contained in this quarterly report, including, among others, the following:

•	market acceptance of new education and library products, particularly reading, literature, language arts, mathematics, science and social studies programs;

•	the seasonal and cyclical nature of education and library sales;

•	changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of education and library products and shifts in timing of purchases;

•	changes in the competitive environment, including those which could adversely affect our cost of sales;

•	changes in the relative profitability of products sold;

•	regulatory changes that could affect the purchase of education and library products;

•	changes in the strength of the retail market for audiobooks and market acceptance of newly-published titles;

•	delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials;

•	the potential effect of a continued weak economy on sales of education and library products;

•	the risk that our well-known authors will depart and write for our competitors; and

•	the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission rules (including the Sarbanes-Oxley Act of 2002), listing standards and accounting rules.

There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. The forward-looking statements in this quarterly report are made as of the date of this quarterly report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — UNAUDITED

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

The critical accounting policies described herein are those that are, in management’s opinion, most important to the presentation of our consolidated financial condition and results of operations.

     Revenue and Expense Recognition

In accordance with industry practice, we recognize revenue from books and other non-subscription sales when the product is shipped to the customer. Product shipment terms are FOB shipping point and collectability is reasonably assured at the time of shipment. Subscription revenue is deferred and recognized as the subscription is fulfilled. Revenue is recognized net of provisions for estimated returns. These estimated return provisions are based upon historical experience and other industry factors including management’s expectations. Actual return experience is monitored and any significant change from management’s expectations results in an adjustment in the reserve rates utilized to estimate returns.

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

     Goodwill and Other Intangible Assets

Goodwill represents the excess of net acquisition cost over the estimated fair value of net assets acquired of purchased companies. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, intangible assets considered to have indefinite lives, such as goodwill, are no longer amortized to expense but are periodically evaluated for impairment at the reporting unit level. Intangible assets with finite lives continue to be amortized to expense over their useful lives.

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

     Direct Response Advertising Costs

Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability is evaluated on a product-by-product basis at the campaign level. The life and amortization rate are determined by historical experience from similar products at the same business. Generally, greater than 90% of direct mail costs are amortized in the first year, with all costs being amortized over lives ranging from 12-18 months. The sole exception to this policy is the direct mail costs relating to the Oakstone subscription business which are amortized on an accelerated basis over the estimated life of the subscriber for up to five years. For these subscription products, the life is based on the original subscription period plus subsequent renewal periods. The rate of amortization is based on the expiration and cancellation rate of subscribers for similar subscription products.

Catalog costs are amortized over the estimated life of the catalog, generally between one and eighteen months with greater than 90% of catalog costs being amortized in the first year. The life and amortization rate is based on the sales experience of similar catalogs at the same business segment. Amortization of direct response advertising costs is included in marketing and sales expense in the accompanying consolidated statements of operations. If a direct mail solicitation or catalog is determined to be unprofitable, all remaining capitalized costs are written-off at that time.

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

     Stock-Based Compensation

We have a stock option plan, pursuant to which stock options for a fixed number of shares of common stock are granted to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise prices of options issued under the plan are determined by our board of directors using commonly employed valuation methods. Awards under the plan generally are issued with vesting terms pursuant to which a portion of the award will vest over time (typically three years) and the remainder will vest based on the achievement of performance goals.

We account for stock options by following the fair value method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the fair value method, compensation expense for options is measured at the grant date based on the value of the award as determined using the minimum value option valuation model and is recognized over the vesting period of the grant.

     Income Taxes

We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. A history of generating taxable income is required in order to substantiate the recording of a net tax asset. Because we have not yet generated taxable income, we have placed a 100% valuation allowance on our net tax benefits. We will re-evaluate the deferred tax valuation allowance based on future earnings.

     Long-term Debt and Redeemable Capital Stock

We have had and continue to have significant obligations pursuant to which interest and/or dividends are accrued and not paid in cash. These obligations consist of the old senior subordinated notes (which have been redeemed in full) and our Series A preferred stock, Series B Senior preferred stock and Series C preferred stock.

We issued warrants to purchase shares of our common stock and Series A preferred stock in connection with the issuance of our old senior subordinated notes due 2009 and our Series B Senior preferred stock. Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", requires that the portion of the proceeds of the old senior subordinated notes due 2009 and Series B Senior preferred stock that is allocable to the warrants should be accounted for as paid-in capital. The allocation is based on the relative fair values of the old senior subordinated notes due 2009, Series B Senior preferred stock, common stock warrants and Series A preferred stock warrants at the time of issuance. The resulting discounts on the old senior subordinated notes due 2009 were recorded initially as a reduction to the carrying amount of such notes and were amortized as a component of interest expense over the life of such notes. In connection with the August 20, 2003 refinancing transaction, all outstanding warrants to purchase shares of Series A preferred stock and warrants to purchase shares of common stock issued with such notes were canceled.

On December 10, 1999, DLJ Merchant Banking Partners II, L.P. and its affiliates (the “DLJ Parties”) acquired shares of our Series B Senior preferred stock and warrants to purchase shares of our Series A preferred stock and common stock. In addition, the DLJ Parties became parties to an investors agreement with us pursuant to which DLJ Merchant Banking Partners II, L.P. had the right to designate one member of our board of directors and such director had the right to approve various transactions, including the incurrence, assumption or guarantee by us of any indebtedness for borrowed money. On January 22, 2004, the DLJ Parties sold substantially all of their shares and warrants to third parties. In connection with such sale, the investors agreement was amended to eliminate the DLJ Parties’ board designation right and the related director approval rights, and the DLJ Parties’ board designee resigned from our board of directors. In addition, the DLJ Parties returned to us for cancellation 104,770 shares of Series B Senior preferred stock having a liquidation value of $5.0 million, warrants to purchase 778 shares of Series A preferred stock having a value of $0.8 million, and warrants to purchase 743,148 shares of common stock. We reversed $0.9 million of discount and fees associated with the return of the Series B Senior preferred stock. The net gain resulting from this transaction has been deferred and classified as a liability in the accompanying consolidated balance sheet. The deferred gain will be amortized against interest expense through December 10, 2011, the Series B Senior preferred stock mandatory redemption date.

On February 2, 2004, we completed an offering of 12½% senior discount notes and received net proceeds of $73.7 million. We used a portion of the proceeds from the sale to repurchase 295,000 outstanding shares of Series B Senior preferred stock at a price equal to 99% of its carrying value of $14.1 million. In connection with this repurchase, warrants to purchase 467 shares of Series A preferred stock having a value of $0.5 million and warrants to purchase 451,666 shares of common stock were returned to us for cancellation. We reversed $0.5 million of discount and fees associated with the return of the Series B Senior preferred stock. We used a portion of the proceeds from the senior discount notes offering to acquire Buckle Down Publishing and intend to use the remaining proceeds to fund future acquisitions and for general corporate purposes.

On April 15, 2004, in connection with the acquisition of Buckle Down Publishing, we issued 3,500 shares of Series C preferred stock. The Series C preferred stock has a liquidation value of $1,000 per share plus any accrued but unpaid dividends. The Series C preferred stock accrues quarterly cumulative dividends at an annual rate of 5%. The Series C preferred stock shall automatically convert into common stock upon the consummation of the Company's initial public offering, with the number of shares of common stock issued on such conversion to be determined as follows: (a) if such initial public offering occurs on or prior to April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Series C preferred stock of $3,500,000 divided by the price per share at which the common stock is offered to the public in such offering, or (b) if such initial public offering occurs after April 15, 2008, the number of shares of common sock to be issued shall be equal to the original face value of the Series C preferred stock of $3,500,000 plus all accrued and unpaid dividends thereon, divided by the price per share at which the common stock is offered to the public in such offering. Beginning on April 15, 2012, any holder of Series C preferred stock may require us to redeem the outstanding shares of Series C preferred stock held by that holder, at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. The holder of shares of Series C preferred stock is not entitled to any voting rights. The fair value of the Series C preferred stock at inception was $1,093,000 and we will accrete to the aggregate liquidation value of $5,209,000 through April 15, 2012, the earliest date the shareholder can require redemption. We may, at our option, at any time, redeem shares of Series C preferred stock, in whole or in part at a price equal to 101% of the per share liquidation value.

We account for our Series B Senior preferred stock, which is mandatorily redeemable, in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Our Series B Senior preferred stock is mandatorily redeemable on December 10, 2011, at its liquidation value, plus any accrued but unpaid dividends. Our Series A preferred stock and Series C preferred stock, which are redeemable beginning on December 31, 2019 and April 15, 2012, respectively, are redeemable at the option of the holder and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to our Series A preferred stock or Series C preferred stock.

Results of Operations

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

Revenue

Revenue increased $6.6 million, or 15.8%, to $48.7 million for the three months ended September 30, 2004, from $42.1 million for the three months ended September 30, 2003.

     Education Publishing Group. Revenue from the Education Publishing Group increased $5.5 million, or 23.2%, to $29.5 million for the three months ended September 30, 2004, from $23.9 million for the three months ended September 30, 2003. Sundance/Newbridge’s revenue was $13.7 million for both the three months ended September 30, 2004 and the three months ended September 30, 2003. The current quarter benefited from district-level sales as a result of spending related to “Reading First” Federal funding while the comparable quarter of the prior year included a $2.9 million sale to Cobb County, GA. Revenue at Triumph Learning increased $3.8 million, or 59.4%, to $10.1 million for the three months ended September 30, 2004 from $6.3 million for the three months ended September 30, 2003. This increase was primarily due to $3.4 million in revenue from Buckle Down Publishing, acquired in April 2004. Excluding the revenue from Buckle Down, Triumph Learning revenue increased $0.4 million, or 5.7%, for the third quarter 2004. Revenue at Oakstone increased $1.7 million, or 43.5%, to $5.6 million for the three months ended September 30, 2004, from $3.9 million for the three months ended September 30, 2003. This increase was primarily due to timing in serving special issues and MKSAP 13, a high volume product which was not introduced until the fourth quarter of 2003.

     Library Publishing Group. Revenue from the Library Publishing Group increased $1.1 million, or 6.0%, to $19.3 million for the three months ended September 30, 2004, from $18.2 million for the three months ended September 30, 2003. Revenue at Recorded Books increased $1.7 million, or 11.2%, to $17.0 million for the three months ended September 30, 2004, from $15.2 million for the three months ended September 30, 2003 due to increases in the retail channel based on the strength of new titles and new products, the library channel due to the growing popularity of audio books in the UK and the school channel due to productive marketing efforts. The library channel is experiencing a decrease in cassette sales as libraries switch from buying both media to compact discs only. Revenue at Chelsea House decreased $0.6 million, or 21.2%, to $2.3 million for the three months ended September 30, 2004, from $2.9 million for the three months ended September 30, 2003 due to continued softness in library spending on traditional materials.

Cost of Goods Sold

Cost of goods sold increased $1.5 million, or 11.3%, to $14.4 million for the three months ended September 30, 2004, from $13.0 million for the three months ended September 30, 2003. Gross margin as a percentage of revenue for the three months ended September 30, 2004 increased to 70.4%, from 69.2%, for the three months ended September 30, 2003. This favorable change in gross margin resulted primarily from revenues from higher margin products in our Education Publishing Group.

     Education Publishing Group. Cost of goods sold for the Education Publishing Group increased $0.7 million, or 10.6%, to $7.1 million for the three months ended September 30, 2004, from $6.4 million for the three months ended September 30, 2003, and gross margin increased to 75.9%, from 73.1%, period over period. At Sundance/Newbridge, cost of goods sold decreased $0.4 million, or 9.3% to $3.4 million from $3.8 million and gross margin increased to 74.9% from 72.2% quarter over quarter. The increase in gross margin over last year is due to improved inventory management and increased revenue from proprietary titles which have a higher margin. Cost of goods sold for Triumph Learning increased $0.8 million, or 52.5%, to $2.3 million from $1.5 million, and gross margin increased to 77.0%, from 75.9%, quarter over quarter. The increase in cost of goods sold was due to the additional revenue provided by Buckle Down Publishing. The gross margin improvement was a result of improved inventory management and lower product costs. Cost of goods sold at Oakstone increased $0.2 million, or 21.5%, to $1.3 million for the three months ended September 30, 2004, from $1.1 million for the three months ended September 30, 2003, while gross margin improved to 76.3%, from 72.0%, period over period. The gross margin improvement at Oakstone was primarily from the impact of increased volume over fixed production costs.

     Library Publishing Group. Cost of goods sold for the Library Publishing Group increased $0.8 million, or 11.9%, to $7.3 million for the three months ended September 30, 2004, from $6.5 million for the three months ended September 30, 2003, while gross margin declined to 61.9%, from 64.0%. Cost of goods sold for Recorded Books increased $0.9 million, or 16.1%, to $6.7 million from $5.8 million while gross margin for Recorded Books decreased to 60.3%, from 61.9%. The decline in gross margin is due to increased revenues from the lower margin products and increased royalty expense. Cost of goods sold for Chelsea House decreased $0.2 million, or 20.9%, to $0.6 million from $0.7 million quarter over quarter due to the decline in revenue.

Selling, General & Administrative Expense

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges in the accompanying unaudited interim consolidated statements of operations. Selling, general and administrative expense increased $3.0 million, or 17.8%, to $20.0 million for the three months ended September 30, 2004, from $16.9 million for the three months ended September 30, 2003. Selling, general and administrative expense as a percentage of revenue increased to 41.0% for the three months ended September 30, 2004, from 40.2% for the three months ended September 30, 2003. The increase is primarily due to higher compensation and benefits, administrative expenses added by the Buckle Down acquisition, volume driven sales commission and fulfillment costs, and investments in additional in-house sales representatives in several businesses.

     Education Publishing Group. Selling, general and administrative expense for the Education Publishing Group increased $2.2 million, or 22.7%, to $11.8 million for the three months ended September 30, 2004, from $9.7 million for the three months ended September 30, 2003, and declined as a percentage of revenue to 40.2% in 2004, compared to 40.4% in 2003. Selling, general and administrative expense for Sundance/Newbridge increased $0.8 million, or 16.0%, to $5.6 million for the three months ended September 2004, from $4.8 million for the three months ended September 2003. The increase at Sundance/Newbridge is due to continued investment in our in-house sales representatives. Selling, general and administrative expense for Triumph Learning increased $1.2 million, or 46.4%, to $3.8 million for the three months ended September 30, 2004, from $2.6 million for the three months ended September 30, 2003, of which $0.9 million is due to the acquisition of Buckle Down Publishing in April 2004. Excluding the impact of Buckle Down on results, Triumph Learning’s selling, general and administrative expenses increased $0.3 million, or 9.8%, due primarily to higher marketing and selling expenses. Selling, general and administrative expense for Oakstone Publishing increased $0.2 million, or 9.7%, to $2.4 million from $2.2 million, quarter over quarter, primarily due to volume driven variable expense increases.

     Library Publishing Group. Selling, general and administrative expense for the Library Publishing Group remained unchanged at $6.3 million for both the three months ended September 30, 2004, and the three months ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenue decreased to 33.0%, from 34.7%, quarter over quarter. Selling, general and administrative expense for Recorded Books increased $0.9 million, or 19.6%, to $5.2 million for the three months ended September 30, 2004, from $4.3 million for the three months ended September 30, 2003, primarily due to increased investment in sales and marketing efforts and a higher revenue volume. Selling, general and administrative expense at Chelsea House decreased $0.8 million, or 41.2%, to $1.2 million for the three months ended September 30, 2004, from $2.0 million for the three months ended September 30, 2003. The decrease in expense at Chelsea House is due to $0.7 million in non-recurring restructuring and related expenses from 2003 and operating cost savings in 2004 that resulted from this restructuring.

     Corporate. Our corporate level general and administrative expense increased $0.8 million, or 79.4%, to $1.8 million for the three months ended September 30, 2004 from $1.0 million for the three months ended September 30, 2003. The increase was due to $0.4 million of costs incurred during the potential sale of Oakstone and increased compensation and benefits.

Interest Expense

Interest expense increased $3.6 million to $12.2 million for the three months ended September 30, 2004 from $8.6 million for the three months ended September 30, 2003. This increase was primarily related to the adoption of SFAS No. 150 as of January 1, 2004, which required our Series B Senior preferred stock dividends and accretion to be included in interest expense, and the issuance of our 12½% senior discount notes on February 2, 2004. Interest expense for the quarter ended September 30, 2003 includes a $3.2 million charge for unamortized deferred financing costs related to the August 20, 2003 refinancing of our old senior secured credit facility and our old senior subordinated notes. Our total outstanding debt increased from $240.0 million as of September 30, 2003 to $423.1 million as of September 30, 2004. This is due to the adoption of SFAS No. 150 which required our Series B Senior preferred stock to be included in total debt as of January 1, 2004, and the issuance of our 12½% senior discount notes.

Cash interest expense increased $1.7 million to $5.8 million for the three months ended September 30, 2004 from $4.1 million for the three months ended September 30, 2003. The increase in cash interest was the result of the August 20, 2003 refinancing transaction where our old paid-in-kind interest bearing senior subordinated notes were retired, and were replaced with a floating rate senior secured term loan and 11¾% senior notes bearing cash interest. Our cash interest bearing outstanding debt was $239.0 million as of September 30, 2004 compared to $240.0 million as of September 30, 2003.

Interest expense consists of the following:

	Three Months Ended September 30,
	2004	2003
	(Unaudited)
Interest expense:
Senior secured term loan	$1,629,000	$862,000
11¾% senior notes	4,112,000	1,873,000
12½% senior discount notes – non-cash	2,383,000	—
Series B Senior preferred stock – non-cash	4,007,000	—
Secured bank loan	—	1,318,000
Subordinated notes – non-cash	—	1,291,000
Other	76,000	25,000
Other – non-cash	—	3,249,000

Interest expense	$12,207,000	$8,618,000

Redemption Premium

For the quarter ended September 30, 2003, $9.2 million of redemption premiums were paid and expensed as the old senior subordinated notes due 2009 were redeemed in connection with the August 20, 2003 refinancing transaction.

Net Loss

Net loss for the three months ended September 30, 2004, was $2.0 million compared to a net loss of $8.6 million for the three months ended September 30, 2003. The most significant difference between the two periods was the $9.2 million redemption premium and the $3.2 million write-off of unamortized deferred financing costs related to the August 20, 2003 refinancing. Also impacting the periods was the adoption of SFAS No. 150 in which our Series B Senior preferred stock dividends and accretion of $4.0 million for the three months ended September 30, 2004 are now charged to interest expense.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

Revenue

Revenue increased $14.9 million, or 11.9%, to $139.2 million for the nine months ended September 30, 2004, from $124.3 million for the nine months ended September 30, 2003.

     Education Publishing Group. Revenue from the Education Publishing Group increased $12.1 million, or 17.7%, to $80.0 million for the nine months ended September 30, 2004, from $68.0 million for the nine months ended September 30, 2003. Sundance/Newbridge’s revenue increased $2.8 million, or 7.5%, to $40.6 million for the nine months ended September 30, 2004, from $37.8 million for the nine months ended September 30, 2003. A key driver of the growth is the new Reading Powerworks series introduced in the fourth quarter of 2003 and district-level sales as a result of spending related to “Reading First” federal funding. Revenue at Triumph Learning increased $7.4 million, or 41.1%, to $25.4 million for the nine months ended September 30, 2004, from $18.0 million for the nine months ended September 30, 2003. This increase was due to the additional $5.2 million of revenue from the newly acquired Buckle Down Publishing and strong year over year sales of state specific test-prep products. Oakstone’s revenue increased by $1.8 million, or 14.9%, to $14.0 million for the nine months ended September 30, 2004, from $12.1 million for the nine months ended September 30, 2003. The increase at Oakstone was due to timing in serving special issues and MKSAP 13, a high volume product which was not introduced until the fourth quarter of 2003 as well as growth in subscription and non-subscription products.

     Library Publishing Group. Revenue from the Library Publishing Group increased $2.8 million, or 5.0%, to $59.1 million for the nine months ended September 30, 2004, from $56.3 million for the nine months ended September 30, 2003. Revenue at Recorded Books increased $4.3 million, or 9.3%, to $50.5 million for the nine months ended September 30, 2004, from $46.2 million for the nine months ended September 30, 2003. The increase over the prior year is attributable to the retail, schools and library revenue channels. The library channel is experiencing a decrease in cassette sales as libraries switch from buying both media to compact discs only. Revenue at Chelsea House decreased $1.5 million, or 14.8%, to $8.6 million for the nine months ended September 30, 2004, from $10.1 million for the nine months ended September 30, 2003, due to continued softness in library spending on traditional materials.

Cost of Goods Sold

Cost of goods sold increased $6.0 million, or 15.7%, to $44.2 million for the nine months ended September 30, 2004 from $38.2 million for the nine months ended September 30, 2003. Gross margin as a percentage of revenue for the nine months ended September 30, 2004 decreased to 68.3%, from 69.3%, for the nine months ended September 30, 2003, primarily due to the inventory obsolescence charge at Chelsea House described below.

     Education Publishing Group. Cost of goods sold for the Education Publishing Group increased $2.1 million, or 12.2%, to $19.5 million for the nine months ended September 30, 2004, from $17.4 million for the nine months ended September 30, 2003, while gross margin increased to 75.6%, from 74.4%, period over period. At Sundance/Newbridge cost of goods sold increased $0.4 million, or 4.5%, to $10.3 million, from $9.8 million, primarily due to the revenue increase and gross margin increased to 74.7%, from 74.0%. Cost of goods sold for Triumph Learning increased $1.4 million, or 33.2%, to $5.6 million, from $4.2 million due to the increased revenue while gross margin increased to 78.0%, from 76.7% period over period due to lower product costs. Cost of goods sold at Oakstone increased $0.3 million, or 8.7%, to $3.7 million for the nine months ended September 30, 2004, from $3.4 million for the nine months ended September 30, 2003, and gross margin increased to 73.7%, from 72.2%, period over period due to the revenue increase.

     Library Publishing Group. Cost of goods sold for the Library Publishing Group increased $3.9 million, or 18.6%, to $24.6 million, from $20.8 million, and gross margin declined to 58.3%, from 63.1%, period over period. Cost of goods sold for Recorded Books increased $2.0 million, or 11.0%, to $20.3 million, from $18.3 million while gross margin declined to 59.8%, from 60.4%, period over period. Cost of goods sold for Chelsea House increased $1.9 million, to $4.3 million, from $2.5 million and gross margin declined to 49.7%, from 75.5%, due to the non-cash $2.1 million inventory obsolescence charge related to a change in estimate concerning remaining unit sales from existing product lines, recorded in June 2004.

Selling, General & Administrative Expense

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges on the accompanying unaudited interim consolidated statements of operations. Selling, general and administrative expense increased $5.5 million, or 10.6%, to $57.6 million for the nine months ended September 30, 2004, from $52.1 million for the nine months ended September 30, 2003. Selling, general and administrative expense as a percentage of revenue decreased to 41.4% for the nine months ended September 30, 2004, from 41.9% for the nine months ended September 30, 2003. The increase in expense is attributable to additional sales commission and fulfillment costs resulting from the revenue growth, the addition of new in-house sales representatives in several businesses and increased marketing efforts offset partially by lower restructuring expenses in 2004.

     Education Publishing Group. Selling, general and administrative expense for the Education Publishing Group increased $3.9 million, or 13.3%, to $33.2 million for the nine months ended September 30, 2004, from $29.3 million for the nine months ended September 30, 2003. Selling, general and administrative expense for Sundance/Newbridge increased $1.3 million due to revenue driven increases in selling related expenses, including commissions and investments in in-house sales representatives, along with a corresponding increase in fulfillment and distribution costs. The period over period increase in expense was partially offset by a decline in restructuring and restructuring related expenses. Selling, general and administrative expenses at Triumph Learning increased $1.7 million due to revenue driven increases in commissions and additional administrative expenses from the acquisition of Buckle Down partially offset by lower restructuring and restructuring related expenses in 2004. Selling, general and administrative expense at Oakstone increased $0.8 million due to increased marketing in 2004 and fulfillment costs on increased ancillary and newsletter sales.

     Library Publishing Group Selling, general and administrative expense for the Library Publishing Group increased $1.0 million, or 4.9%, to $20.3 million for the nine months ended September 30, 2004, from $19.4 million for the nine months ended September 30, 2003. Selling, general and administrative expense for Recorded Books increased $1.8 million, due to the addition of in-house sales representatives and revenue driven increases in commissions and fulfillment costs. Selling, general and administrative expense at Chelsea House decreased $0.9 million, or 16.0%, to $4.5 million for the nine months ended September 30, 2004, from $5.4 million for the nine months ended September 30, 2003. The improvement over 2003 is due to volume driven reductions in commissions and fulfillment costs and lower restructuring and restructuring related expenses in 2004.

     Corporate. Corporate level general and administrative expense increased $0.7 million, or 20.7%, to $4.1 million for the nine months ended September 30, 2004, from $3.4 million for the nine months ended September 30, 2003. The increase was due to $0.4 million of costs incurred during the potential sale of Oakstone and increased compensation and benefits.

Interest Expense

Interest expense increased $18.1 million, to $35.5 million for the nine months ended September 30, 2004, from $17.4 million for the nine months ended September 30, 2003. This increase was primarily related to the adoption of SFAS No. 150 as of January 1, 2004 which required our Series B Senior preferred stock dividends and accretion to be included in interest expense, and the issuance of our 12½% senior discount notes on February 2, 2004. Interest expense for the nine months ended September 30, 2003 includes a $3.2 million charge for unamortized deferred financing costs related to the August 20, 2003 refinancing of our old senior secured credit facility and our old senior subordinated notes. Our total outstanding debt increased from $240.0 million as of September 30, 2003, to $423.1 million as of September 30, 2004. This is due to the adoption of SFAS No. 150 which required our Series B Senior preferred stock to be included in total debt as of January 1, 2004, and the issuance of our 12½% senior discount notes.

Cash interest expense increased $8.9 million, to $17.5 million, for the nine months ended September 30, 2004, from $8.6 million for the nine months ended September 30, 2003. The increase in cash interest was the result of the August 20, 2003 refinancing transaction where our old paid-in-kind interest bearing senior subordinated notes were retired, and were replaced with a floating rate senior secured term loan and 11¾% senior notes bearing cash interest. Our cash interest bearing outstanding debt was $239.0 million as of September 30, 2004, compared to $240.0 million as of September 30, 2003.

Interest expense consists of the following:

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Interest expense:
Senior secured term loan	$4,971,000	$862,000
11¾% senior notes	12,292,000	1,873,000
12½% senior discount notes – non-cash	6,147,000	—
Series B Senior preferred stock – non-cash	11,868,000	—
Secured bank loan	—	5,799,000
Subordinated notes – non-cash	—	5,670,000
Other	228,000	25,000
Other – non-cash	—	3,158,000

Interest expense	$35,506,000	$17,387,000

Redemption Premium

For the nine months ended September 30, 2003, $9.2 million of redemption premiums were paid and expensed as the old senior subordinated notes due 2009 were redeemed in connection with the August 20, 2003 refinancing transaction.

Discontinued Operations

In November 2002, we initiated a plan to sell our Andrews Communications, LLC subsidiary, which included our Andrews Publishing and Oakstone Legal & Business Publishing divisions. The results of operations of Andrews Communications have been classified as a discontinued operation in our consolidated statements of operations. For the nine months ended September 30, 2003, Andrews Communications had revenue of $2.0 million and net loss from operations of discontinued operations of $0.3 million. On March 31, 2003 and May 30, 2003, in two separate transactions, we sold the assets of Andrews Communications for gross proceeds of $8.0 million and net proceeds of $7.6 million. On May 30, 2003, in conjunction with the second transaction, we recorded a loss on sale of $1.0 million. The net proceeds of the sales were used to pay down debt under our old senior secured credit facility.

Net Loss

Net loss for the nine months ended September 30, 2004, was $10.5 million compared to a net loss of $2.8 million for the nine months ended September 30, 2003. A large portion of this increased loss was due to the adoption of SFAS No. 150 pursuant to which our Series B Senior preferred stock dividends and accretion of $11.9 million for the nine months ended September 30, 2004 are now charged to interest expense. In addition, cash interest expense and amortization of deferred financing costs increased $8.9 million and $0.8 million, respectively, primarily due to the August 2003 refinancing transaction. Amortization of pre-publication costs increased $1.9 million primarily due to the increased investment in pre-publication costs in the preceding years and amortization of intangibles increased $0.7 million for amortization of other intangibles related to the acquisition of Buckle Down Publishing on April, 15, 2004. Net loss for the nine months ended September 2003 included the $9.2 million redemption premium, the $3.2 million write off of unamortized deferred financing costs and the $1.2 million loss from sale of Andrews Communications.

Liquidity and Capital Resources

For the past several years, we have relied primarily on borrowings under our old senior secured credit facility and the benefits of the paid-in-kind interest on our old senior subordinated notes due 2009 and our preferred stock for our working capital, capital expenditures, acquisition needs and debt service requirements. On August 20, 2003, we entered into a $30.0 million four-year and nine-month senior secured revolving credit facility and a $100.0 million five-year senior secured term loan, and we issued $140.0 million in aggregate principal amount of our 11¾% senior notes. The proceeds from the 2003 refinancing transaction were used to repay the old senior secured credit facility and old senior subordinated notes due 2009 and to pay fees associated with the transaction. On February 2, 2004, we completed an offering of 12½% senior discount notes and received net proceeds of $73.7 million. A portion of the proceeds from the issuance were used to repurchase 295,000 outstanding shares of Series B Senior preferred stock. On April 15th 2004, we used $26.3 million in cash, including acquisition costs, and issued shares of our newly authorized Series C preferred stock with a face value of $3.5 million in order to purchase Buckle Down Publishing and intend to use the remaining proceeds from our senior discount notes offering to fund future acquisitions and for general corporate purposes. As of September 30, 2004, our available borrowing capacity under the senior secured revolving credit facility, limited by certain restrictive covenants and financial ratio requirements, was approximately $27.3 million. We may incur additional debt to finance future acquisitions.

Cash and cash equivalents increased by $25.5 million for the nine months ended September 30, 2004, to $57.9 million, from $32.4 million as of December 31, 2003 due primarily to the receipt of the net proceeds from our 12½% senior discount notes on February 2, 2004.

While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under the senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the 11¾% senior notes and 12½% senior discount notes, or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior secured revolving credit facility, will be adequate to meet our future liquidity needs for the next five years. In addition, from time to time as needs arise, with respect to future acquisitions or other general corporation purposes, we may seek to raise additional capital through the issuance, in registered offerings or in private placements, of debt or equity securities on terms to be determined at the time of such issuances.

Contractual Obligations and Commitments

During 2004, we completed an offering of 12½% senior discount notes. As of September 30, 2004, this issuance created an increase in our contractual obligations and commitments due after 5 years of $79.8 million. Also, in connection with the adoption of SFAS No. 150 which required that our Series B Senior preferred stock be classified as debt, as of September 30, 2004 our contractual obligations and commitments due after 5 years increased by $104.3 million.

Cash Flows

Net cash provided by operating activities was $7.9 million for the nine months ended September 30, 2004 in comparison to net cash provided of $23.1 million for the nine months ended September 30, 2003. The decrease was primarily due to the increase in cash interest relating to our August 20, 2003 refinancing transaction and an increase in accounts receivable based on the timing of sales in the current quarter.

Net cash used in investing activities was $38.1 million for the nine months ended September 30, 2004 in comparison to net cash used of $4.9 million for the nine months ended September 30, 2003. The increase was primarily due to $25.1 million of cash used towards the purchase of Buckle Down Publishing in April, 2004 offset by the sale of our Oakstone Legal & Business division on March 31, 2003.

Net cash provided by financing activities was $55.7 million for the nine months ended September 30, 2004 in comparison to net cash provided of $7.6 million for the nine months ended September 30, 2003. The increase was due to $73.7 million of cash provided from the completion of the 12½% senior discount notes offering on February 2, 2004, offset by $3.0 million of additions to deferred financing costs associated with this offering. We also used

$14.0 million of the proceeds from the 12½% senior discount note offering in the repurchase of 295,000 outstanding shares of Series B Senior preferred stock, at a price equal to 99% of its liquidation value of $14.1 million.

Capital Expenditures

Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the three and nine months ended September 30, 2004, we had $3.9 million and $10.5 million of pre-publication expenditures compared to $3.3 million and $10.0 million during the three and nine months ended September 30, 2003, respectively. We plan expenditures of approximately $15.0 million for pre-publication costs in 2004. This level of spending is intended to support our core successful products and allow for the development of new products.

Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the three and nine months ended September 30, 2004, we had $0.9 million and $2.4 million of property, building and equipment expenditures compared to $0.5 million and $2.4 million during the three and nine months ended September 30, 2003, respectively. We plan expenditures of approximately $3.5 million for property and equipment in 2004. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, a software conversion at out shared services facility in Northborough, Massachusetts, a full office move for our Triumph Learning business and general additions to furniture, fixtures and equipment for both our newly acquired Buckle Down Publishing and our existing businesses.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transactions denominated in foreign currency. As a result, we do not hedge the exposure to these changes, and the impact on our results of operations from the currency fluctuations for the three and nine months ended September 30, 2004 and 2003 has been de minimus.

We have available a $30.0 million senior secured revolving credit facility as a source of financing for our working capital requirements subject to certain restrictive covenants that can reduce the available aggregate borrowings under the facility. As of September 30, 2004, our available borrowing capacity under the senior secured revolving credit facility, limited by such restrictive covenants, was approximately $27.3 million. Borrowings under this revolving credit agreement bear interest at variable rates based on LIBOR plus an applicable spread. As of September 30, 2004, we had no borrowings outstanding under this credit facility.

     Item 4. Controls and Procedures

          (a) Evaluation of disclosure controls and procedures.

As of September 30, 2004 we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that a registrant establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the registrant’s internal control structure and procedures for financial reporting. Beginning next year, our auditors will be required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, we will not undergo an audit of our internal controls and procedures until the fiscal year ended December 31, 2005, and it is possible that material weaknesses may be identified. If we are unable to remediate any weaknesses that may arise, the auditors could be required to issue an adverse opinion on our internal controls. Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have on us.

           (b) Changes in internal controls over financial reporting.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          From time to time, we are involved in litigation that we consider to be in the normal course of business. We are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 6. Exhibits

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

SIGNATURES

     The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

By:

Dated: November 15, 2004	/s/ Peter J. Quandt

Peter J. Quandt
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated:November 15, 2004	/s/ Paul J. Crecca

Paul J. Crecca
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 15, 2004	/s/ Mark Kurtz

Mark Kurtz
Vice President of Finance and Accounting and
Chief Accounting Officer

EXHIBIT NO.	EXHIBIT DESCRIPTION
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	filed herewith

**	furnished herewith