Form 10-K
period 2004-12-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2005-03-30
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to
Commission File Number: 333-109381
Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4087398
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

10 New King Street, Suite 102 White Plains, NY	10604 (Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(914) 289-9400
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the registrant on February 28, 2005 was zero.
      The registrant had 20,006,300 shares of Common Stock, par value $0.001 per share, outstanding as of February 28, 2005:
DOCUMENTS INCORPORATED BY REFERENCE
None

i

PART I

Item 1.	Business.
General
      As used herein, unless otherwise indicated, the terms “we,” “our,” “ours,” “us” and “our company” refer, collectively, to Haights Cross Communications, Inc. and its consolidated subsidiaries, including our wholly owned subsidiary Haights Cross Operating Company and its consolidated subsidiaries, references to “Haights Cross Communications” refer to Haights Cross Communications, Inc. and references to “Haights Cross” refer to Haights Cross Operating Company.
      We are a leading developer and publisher of products for the education and library publishing markets. Within these broad markets, our businesses have established leading positions in several high growth segments, including supplemental education and state-specific test preparation for grades kindergarten through 12, or K-12, unabridged audiobooks, library books for young adults and continuing medical education products. We offer approximately 16,600 proprietary titles, which contributed 85.3% of our 2004 revenue. In addition, we market over 14,600 non-proprietary titles. Our products include books for children and young adults, teachers’ materials, study guides and audio recordings. In 2004, we sold our products through multiple channels to more than 150,000 customers, including educators and school systems, public and school libraries and medical professionals.
      All of our businesses have long operating histories and have established recognized brands and long-standing customer relationships in the markets they serve. We continually invest in the development of new titles, which provides us with new releases each year and contributes to the growth of our profitable backlist. Our backlist consists of all proprietary titles that generate revenue in any year following the year of their initial release. During 2004, 89.1% of our non-subscription proprietary revenue was generated by our backlist. We believe that the strength of our backlist reflects our limited reliance on new titles for current period revenue, the longevity of our titles and the success of our product development efforts. Our strong backlist sales, together with our subscription-based businesses, provide us with a significant recurring revenue streams that lessen the variability of the performance of our businesses.
      We seek to grow sales and improve cash flows at each of our businesses by developing and marketing new products, implementing professional sales and marketing programs and improving operating efficiencies. For the years ended December 31, 2004 and December 31, 2003, we generated revenue of $182.2 million and $162.0 million, respectively, and EBITDA (as defined in Item 6 of this report “Selected Financial Data”) of $44.3 million and $44.5 million, respectively. For the years ended December 31, 2004 and December 31, 2003, we experienced net losses of $22.6 million and $1.9 million, respectively.
Operating Groups
      We have organized our businesses into two operating groups: the Education Publishing Group and the Library Publishing Group.
      Education Publishing Group. Our Education Publishing Group publishes supplemental reading materials for the kindergarten through 9th grade market, state-specific test preparation materials for K-12 high stakes competency tests and continuing medical education products for doctors. Our Education Publishing Group also markets non-proprietary, supplemental reading products and literature for the K-12 market. This group is comprised of the following segments:

•	Sundance/ Newbridge Educational Publishing. Sundance, established in 1970 and acquired by us in 1998, publishes educational materials for shared reading, guided reading, independent reading, phonics and comprehension skills for students in kindergarten through 9th grade, and markets non-proprietary, supplemental literature products for students in grades K-12. Newbridge, established in 1981 and acquired by us in 1997, publishes nonfiction, guided reading materials and teachers’ guides in the content areas of standards-based science, social studies and math for students in pre-kindergarten through 5th grade. While acquired as separate businesses, we have combined all functions of Sundance and Newbridge, with the exception of the editorial departments responsible for creating the unique products under each brand. The Sundance/ Newbridge segment includes the business of Options Publishing, which was established in 1992 and acquired by us in December 2004 and which publishes K-8 reading, math and literature supplemental education materials and intervention programs. This business is operated separately from Sundance/ Newbridge.

•	Triumph Learning. Triumph Learning, established in 1963 and acquired by us in 1999, publishes state-specific test and nationally normed test preparation books and software for students in grades K-12. Under its Coach brand, Triumph Learning publishes over 650 state-specific and nationally normed test preparation titles and over 40 software titles focused on building reading, math, social studies, science and other basic skills. Overall, Triumph Learning publishes over 775 test preparation and 75 Skills Development titles, which it sells directly to educators, schools and school systems in 24 states. The Triumph Learning segment includes the business of Buckle Down Publishing, which we acquired in April 2004 and which publishes over 550 test preparation titles for high stakes state tests.

•	Oakstone Publishing. Oakstone Publishing, established in 1975 and acquired by us in 1997, publishes continuing medical education materials for doctors. Oakstone offers monthly, subscription-based programs comprised of summaries and critical reviews of medical journal articles, covering 34 medical, dental and allied health specialties. Oakstone produces over 350 titles in audio, print, electronic and Web formats that enable its customers, which consist predominantly of doctors, to maintain current knowledge and/or obtain continuing medical education credits for licensing and hospital affiliation purposes.

Our Education Publishing Group has provided 50.7%, 54.4% and 56.0% of our consolidated revenue for the years ended December 31, 2002, 2003 and 2004, respectively.
      Library Publishing Group. Our Library Publishing Group publishes audiobooks for adults and children as well as literary, biographical and topical books published in series for public and school libraries. Our Library Publishing Group also markets non-proprietary audiobooks to public and school libraries. This group is comprised of the following segments:

•	Recorded Books. Recorded Books, established in 1979 and acquired by us in 1999, publishes and markets unabridged, spoken word audiobooks, across multiple genres, including mysteries, histories, classics, inspirational, westerns, romance, sports and other topics, in the United States and the United Kingdom. Recorded Books supplements its proprietary title list by distributing non-proprietary titles, including certain titles in abridged form. Recorded Books sells its products to school and public libraries, retail book stores and directly to consumers.

•	Chelsea House. Chelsea House Publishers, established in 1966 and acquired by us in 1999, creates and publishes hardcover, non-fiction books for the children and young adult library market. Chelsea House’s titles are typically published in series of eight to 100 titles, providing a mechanism for recurring sales as new editions are released.
      Our Library Publishing Group has provided 49.3%, 45.6% and 44.0% of our consolidated revenue for the years ended December 31, 2002, 2003 and 2004, respectively.

Education Products

Education Publishing Group
      Sundance/ Newbridge Educational Publishing. Sundance/ Newbridge creates and publishes products under the Sundance, Newbridge and Options Publishing brands that include:

Product Line	Grades	Description

Little Readers	Pre-K-3rd	Collections of eight to 16 page books, each targeting pre- kindergarten to third grade students as they take their first steps in learning how to read. Little Red Readers cover fiction and non-fiction, Little Blue Readers cover topics in technology and Little Green Readers cover life and environmental science topics.
Alpha Kids Alpha Kids Plus	K-2nd	A collection of books that introduces a letter of the alphabet and then proceeds through leveled guided readers in graduated sequence of difficulty to support small group instruction. These books feature gradually increasing challenges in length, language, text format and story structure, and provide support for young readers through print placement, repetition of sentence patterns, picture-text correlation and oral language structures.
Popcorns & Just Kids	1st-3rd	Collections consisting of books of graduated difficulty that are designed to help students advance from simple picture books to books that demand a longer attention span and that are organized into chapters.
Second Chance Readers	2nd-9th	A collection of high-interest literature titles designed to give elementary, middle school and high school reluctant readers the support and enjoyment they need to build basic reading, writing and speaking skills. The collection includes CD-ROM based tests organized in four highly structured levels for titles in the program.
Sundance Phonics	K-2nd	Books that provide phonics instruction through a clear phonics progression. Letters and Sounds focuses on the alphabet, vowels, and digraphs and blends basic building blocks for successful reading. PhonicsReaders focus on phonics in a story context. Benchmark Phonics Workbooks focus on assessment, practice and mastery of key phonics skills.
Reading PowerWorks	1st-2nd	A series of balanced literacy-theme units that offer teachers in grades 1 and 2 opportunities to teach shared, guided and independent reading with fiction and nonfiction. The themes are built around standards-based, content area reading in science, social studies, and mathematics. Each theme is developed on three different reading levels, so that students of differing abilities in the same classroom can access the materials and share meaningfully in the reading experience.
      In addition to these proprietary reading products, Sundance/ Newbridge markets more than 5,000 of the most widely taught literature titles for students in grades K-12. Sundance/ Newbridge offers these titles primarily in paperback editions, which are generally inexpensive enough to encourage multiple copy purchases. Titles in this literature line range from classic children’s stories to works of great American and English authors of the last two centuries. In addition to offering individual titles, Sundance/ Newbridge groups literature titles, including by grade level, author, character and study topic, in collections designed to meet classroom teachers’ need for highly accessible resources for independent reading. Sundance/ Newbridge supports its best selling distributed literature titles with Sundance-branded teacher resource guides that it publishes under the established brand names of LEAP (Literature Enrichment Activities Program), Chapter-by-Chapter, LIFT (Literature is For Thinking) and Novel Ideas. These teacher resource guides provide teachers with comprehensive, timesaving lesson plans and literature activities for students.

      We believe Sundance/ Newbridge’s non-proprietary products add to its business by allowing it to offer one-stop shopping to its customers and providing it with a platform through which it can sell its proprietary products. Sundance/ Newbridge’s strategy of distributing only the “best-of-the-best” literature also benefits its proprietary products by enabling its name and brand to become associated with high quality titles.
      Under the Newbridge brand, Sundance/ Newbridge offers an array of instructional programs that provides comprehensive lesson plans and assessment resources needed for success in the classroom. Newbridge’s Early Science series, which we believe is the only one of its type for the pre-kindergarten through 2nd grades, and its popular Ranger Rick science program for the 2nd through 5th grades, help engaging young minds participate in scientific pursuits, while the Early Math program for the pre-kindergarten through 2nd grades helps students build a foundation for math fluency. The complete Newbridge product line also includes teacher resources, audiocassettes, classroom collections, photo card libraries and activity kits for many of its titles.
      Sundance/ Newbridge organizes the Newbridge product lines in distinct units that provide educators with a full complement of teaching aids, student exercises and study materials. We design these products to help teachers present educational topics in a manner that engages children, encourages classroom participation, supports the development of basic skills and prepares students for successful, non-fiction reading and writing. The leading Newbridge product lines include:

Product Line	Grades	Description

Early Science Early Math Early Social Studies	K-2nd	These series focus on shared reading, a collaborative learning process whereby teachers direct group reading activities with big books (16 inches x 20 inches) and students engage in follow-up reading in student book versions of the big books. These series teach reading through the content areas of science, math and social studies and are often used as the core textbooks for these content areas.
GoFacts Guided Reading	K-5th	A unique guided writing program designed to help students learn to work with informational texts and build effective nonfiction reading and writing skills. The series also prepares students for the writing samples required on standardized tests.
Newbridge Discovery Links Science Newbridge Discovery Links Social Studies Newbridge Discovery Links Intermediate Plus	K-5th	Guided reading programs and teaching resources that contain real-life photographs and non-fiction support text designed to engage children in all aspects of reading and exploring key science and social studies concepts as part of leveled reading instruction.
Ranger Rick Science Spectacular	2nd-5th	A series of photo-illustrated titles that explore key earth, life, physical science and geography concepts. With big books and student books, the series can be taught as a shared reading experience.
Thinking Like a Scientist	1st-3rd	Programs of photo-illustrated titles that teach inquiry-based science and build science process skills such as observing, estimating, measuring, collecting and interpreting data and making graphs.
Read to Learn: Social Studies	3rd-5th	This series of 48 student titles provides core social studies content to meet curriculum standards. The series addresses history, culture geography, economics, citizenship, and government. Three resource Big Books are designed to teach, reinforce, and extend critical skills for building social studies literacy. Teacher’s Guides provide reading, writing and social studies lesson plans.
      Options Publishing develops and creates proprietary supplemental, instructional materials with the focus on students in kindergarten through grade eight, who need more help after using textbooks. This product line covers in depth the curriculum areas of reading, writing, math, science, and parent involvement. The materials require minimal teacher training and are easy to implement in any classroom. Options Publishing’s product lines include:

Summer Counts	K-8th	Provides a summer refresher of skills presented at each grade level with high-interest, thematic content. Students practice critical reading skills, comprehension, language arts, and math skills while preparing for advancement to the next grade in the fall. Each book contains a letter to the parent and perforated answer key to assist parents in helping their children retain critical skills over the summer.
Best Practices in Reading	1st-8th	Pairs fiction with nonfiction to teach comprehension with high-interest topics and scientifically research-based strategies. Each book uses exciting selections, research-based strategies, modeling in early lessons, and skills development as students learn to become independent readers and thinkers.
Best Practices in Reading Classroom Libraries	1st-5th	Extends comprehension practice into guided reading on the same themes found in Best Practices in Reading. Embedded Think-Along questions guide students to apply strategies. End-of-book questions focus on genres, inferencing, and making connections and home activity in each book supports parent involvement. Oak bookcases are included with classroom libraries.
Comprehensive Reading Assessment	2nd-8th	Each book includes two complete full-length assessments with a minimum of two pages of instruction for every question to help identify where students need help and how to improve their performance. Diagnoses students performance, provides a visual matrix for each student that summarizes results, and includes instructional lessons to improve performance in one book.
Comprehensive Math Assessment	2nd-8th	This book includes three sets of warm-ups (pretests) with instruction for each question, three half-length tests, and additional instruction-based on assessment results. Each assessment identifies which math concepts students have difficulty with and which question types they need to practice. Additional instruction and practice organized by math concept and question type. Follows research-based NCTM Standards.
Intervention Packages	K-8th	Available in either math or reading packages for after school, summer school and special programs. Well structured, easy to implement curriculum with the ability to diagnose students’ current functioning levels, instruction for critical skills and strategies, offers additional practice and assesses student’s performance. Portable, durable wheeled cart included.
      Options’ research-based materials are all proprietary. They are developed using proven educational principles and the most current research. Members of Options’ product development team have years of experience as educators and teachers. Options’ materials are correlated to state standards to ease their sale into various states. Options’ materials provide effective learning strategies for students struggling at their current grade level by focusing on the core content they need to master to reach Annual Yearly Progress (AYP — as defined by No Child Left Behind legislation).
      Triumph Learning. Triumph Learning is a publisher of test preparation books and software for the state specific and nationally normed tests given to K-12 students annually. Triumph Learning also publishes other supplemental print materials as well as a line of test preparation CD-ROMs. Under its flagship Coach brand, Triumph Learning publishes over 650 state-specific test preparation books and over 40 software titles that focus on diagnosing and remediating student strengths and weaknesses students progress toward mastering the standards assessed on tests. Other Triumph test preparation brands include Focus on State Standards, as well as Jumpstart, Quick Review, and Test Practice, which are collections of both guided and unguided state practice tests. Triumph Learning also sells complementary skills books focused on building reading, math, social studies, writing and other basic skills which can be used either alone or in conjunction with Coach books. Triumph Learning publishes over 800 titles for state and national tests, and more than 900 print and software titles overall.
      Triumph Learning’s competitive advantages include the customer relationships it has built over almost twenty years of providing state specific test preparation materials, the breadth and depth of its product line, and its customization of each product to each state test. Unlike other test-preparation publishers, who may offer one series of products for all states or who partially customize books using a one-size-fits-all database of test questions and instructional content, Triumph Learning creates highly customized test preparation books, software and diagnostic tests precisely focused on the standards assessed on each state’s specific test. These books provide high quality instruction on each of the subjects assessed on the state test. In addition, under its Jumpstart, Quick Review, and Test Practice brands, as well as on CD-ROM, Triumph Learning publishes tests that can be used by teachers to diagnose students’ mastery of their states standards and help them practice their test taking skills. As with the test practice included in Coach books, these tests have the added benefit of helping students become more familiar with the actual test they will be taking because they match features, including format, typeface, lettering or numbering system, style of answer foils and question type, of each state’s particular exam.
      Triumph Learning’s test preparation materials cover four subject areas: math, language arts, science and social studies. The number of customized products that Triumph Learning publishes for each state varies from state to state, from as few as three in a small or newly launched state to over 40 in some of the larger states. Triumph Learning’s complementary products, which it publishes under the Skills Coach brand are designed to support students in learning the skills assessed on state tests, such as strategies for solving math problems and writing answers to open-ended questions. Triumph Learning has products for both on-grade as well as below-grade level students; its materials incorporate metacognitive and strategies-based instruction and scaffolding as well as standards review and test practice; and its products range from primarily instructional to primarily practice diagnostic. Triumph Learning seeks to ensure that it provides its customers with a single source for their test preparation product needs. By focusing on both quality instruction and content that tightly matches the format of each state’s tests, Triumph Learning has become a leader in selling test preparation materials in the 24 states in which it currently markets its books and software. Triumph also sells a material amount of books in the other 26 states.
      Buckle Down Publishing, a division of Triumph Learning that we acquired in April 2004, publishes state specific test preparation products for 13 states. Its primary product line is Buckle Down, a series of books written to and reviewing the state educational standards assessed on high-stakes state tests. Buckle Down books are available for grades three through 12, in mathematics, reading, writing, and science. In addition, Buckle Down has a national or “all states” line of Buckle Down books. The products, written to common or national standards, provide high quality review of the reading, writing, math, or science content that forms the core of state educational standards. This series gives Buckle Down products to sell in all states for which it has not yet developed custom product. Once Buckle Down enters a state with custom books, the state specific products replace the all-states books. Buckle Down books are supplemented by consumable student practice tests. The tests, sold both separately and as a package with the Buckle Down student texts, provide students with additional practice on answering test items. These tests are available in either one or two forms for each state or national product. In addition, Buckle Down also offers two other product lines. The first are hi-lo — high interest, low reading level — reading workbooks for underachieving or at-risk high school students. These books, called Ketchup on Reading, provide reading practice that is age-appropriate in terms of content and interest level, but that is accessible to students reading at 4th or 6th grade levels. The second additional product line includes reading, writing, math, or social studies skills practice books. These books, consisting of 10 two- to four-book series, cover skills central to success in school generally or on high-stakes assessments specifically. They both supplement and complement the flagship Buckle Down books by providing additional, focused practice on key language arts or mathematics skills.
      Buckle Down’s competitive advantages include quality writing; its proximity to the University of Iowa and its nationally recognized writing program, which ensures steady access to skilled content developers and editorial staff; its competitive pricing, which makes it a value leader; and its strong grounding in assessment.

      Oakstone Publishing. Oakstone offers subscription-based programs comprised of summaries and critical reviews of medical journal articles, covering 34 medical, dental and allied health specialties. Oakstone currently produces over 40 titles in audio, print, electronic and Web formats that enable users to earn continuing medical education credits on their own time. Oakstone develops its industry leading products through affiliations with 25 of the nation’s most prestigious medical organizations, including the Johns Hopkins University School of Medicine and the American College of Physicians.
      Oakstone’s products, most of which enable users to earn continuing education credit hours from various accrediting institutions, include:

Product Line	Description

Practical Reviews	Audio summaries of important medical journal articles, sold on a subscription basis. Each one-hour issue typically contains 15 to 20 three-to-five minute reviews of important journal articles, along with authoritative commentary.
QuickScan Reviews	Monthly electronic summaries of important medical journal articles that are delivered via CD-ROM. The QuickScan Reviews include our KeyINFO Manager software for instant retrieval of current and past information by simple keyword searching. Each issue typically contains 20 to 30 reviews, take-anywhere QuickFlash Review cards and a continuing education quiz.
MKSAP Audio Companion	Programs based on content taken from the Medical Knowledge Self-Assessment Program syllabus, a program created and sponsored by the American College of Physicians. Each two-hour issue, which is available on cassette or compact disc, features dialogues between a general internist and a subspecialty expert, and includes visual learning aids and a continuing medical education quiz.
Journalbytes.com	Online summaries that provide doctors with valuable information and practical commentary closer to the point of care. Each issue includes up to 30 journal article reviews, critical discussion and commentary regarding key developments, in-depth coverage of a vital topic, online audio that can be downloaded to MP3 players, access to full-text articles and an online quiz.
Osler on Audio	Specialty board certification courses on audio, created by partnering with the Osler Institute. Each course includes more than 40 hours of audio lectures delivered on compact disc.

Library Publishing Group
      Recorded Books. We believe that Recorded Books is the largest publisher and marketer of unabridged, spoken word audiobooks in the United States and the United Kingdom public library market. Recorded Books’ unabridged recordings, which generally run from 10 to 20 hours, meet its customers’ tastes across multiple genres, including mysteries, histories, classics, inspirational, westerns, romance, sports and other topics. In 2004, Recorded Books recorded and produced on audiotape and compact disc more than 1,100 new titles and generated sales from more than 6,600 proprietary unabridged audiobook titles through its sales force, catalogs and website. Over 85% of the titles Recorded Books has published since inception continue to generate revenue. Recorded Books supplements its proprietary title list by distributing non-proprietary titles, including certain titles in abridged form.
      Recorded Books is dedicated to creating and publishing audiobooks that exhibit high quality production and packaging and to providing superior customer service. Recorded Books’ audiobooks are narrated by professional voiceover artists, including numerous Broadway actors, and are produced and edited in our state-of-the-art studio located in New York City. Recorded Books’ dedication to quality production has won it multiple industry awards. In 2005, twelve of its audiobooks were named as finalists for the Audie Awards, which are sponsored by the Audio Publishers Association and are generally considered to be the highest honor in the audiobook industry. In addition, Recorded Books’ products are highly recommended in industry magazines that review audiobooks, such as Library Journal, School Library Journal, Audio File and Kliatt.

      Recorded Books’ Audio Adventures channel operates the nation’s largest audiobook rental program. Under its Landmark Audiobooks imprint, Audio Adventures leases audiobooks on cassette and compact disc to public libraries, offering thousands of audiobooks from all major publishers. Once these leases end, Audio Adventures takes the returned titles, along with titles specifically purchased for the travel center market and, through arrangements it has in place with more than 600 travel centers nationwide, places selections of up to 150 of these titles on Audio Adventures-branded racks for rental. Travelers who pay a fee to join are able to select and rent audiobooks at any one of the participating travel centers and return them within one week to a different location within the network.
      Chelsea House Publishers. Chelsea House creates and publishes hard-cover, non-fiction books for the children and young adult library markets. In 2004, Chelsea House released 230 new titles and generated sales from approximately 3,000 backlist titles. Chelsea House’s titles are typically published in series of six to twelve titles with some series containing over 100 titles. This provides a mechanism for recurring sales as new editions are released. Chelsea House’s series are typically written or edited by recognized authors, such as Harold Bloom, the Sterling Professor of the Humanities at Yale University, who edits our Literary Criticism series. Another such series is our new Great American Presidents series, which contains forwards written by Walter Cronkite. Chelsea House’s series cover 19 thematic categories, including biography, literary criticism, history, art, music, science and sports.
      Once a library has purchased selected volumes from a Chelsea House series, it typically will continue to purchase new titles until the series is complete. As a result, Chelsea House’s products enjoy long lives, with most publications experiencing a minimum five-year sales life. Some titles from the literary criticism field have had sales since the mid-1980’s, and many of the major products Chelsea House first published in the 1980’s are still in print today. In addition, because Chelsea House’s series usually cover subjects that evolve and change over time, many series can be revised and reissued with new covers, updated content, new photographs and updated copyrights. For example, Chelsea House’s 18 recently released Black Americans of Achievement, Legacy Editions are revised editions of the successful Black Americans of Achievement series, which was originally launched in 1987.
Product and Content Development
      We make significant investments in product development, which is a critical focus at each of our businesses and a key factor in the continued success of our backlist. Though the product development process varies across our businesses, all of our product development efforts feature a disciplined approach designed to reduce the risk of introducing products that will not receive market acceptance or achieve profitable sales levels. Our editors, managers and sales force generate new product ideas which are outsourced to freelance authors for writing and development, providing us with significant operating leverage. We limit expenditures during the product development process until we have assurance of feasibility and likely success in the market.

Education Publishing Group
      Sundance/ Newbridge reviews international publishing markets for ideas and products it deems suitable for adaptation to the North American market. Sundance/ Newbridge has developed a reputation with international publishers for successfully transferring product from international markets to the North American market and, as a result, smaller international publishers consistently present us with new product ideas. Many of Sundance’s titles have been developed through licensing agreements and co-partnering arrangements and, although we have recently focused greater resources on doing more internal development, we also continue to co-partner and co-develop new products. Once we identify a product line for our Sundance brand, Sundance/ Newbridge seeks to acquire exclusive rights in perpetuity to the product and then to tailor the product to meet the specific needs of the domestic market. Sundance/ Newbridge gauges these needs by maintaining close ties with its customer base through focus groups and management’s in-depth knowledge of the market. For both our Newbridge brand and Options Publishing business, Sundance/ Newbridge focuses on aggressive internal development of high quality products, including extensions of current brands. The development of Newbridge’s and Options Publishing’s product lines is driven by three primary sources, including, teacher focus groups, customer surveys and feedback from the sales force.

      Sundance/ Newbridge utilizes a staged-release process for new product introductions. Initially, a limited amount of products are released to the market to measure customer reaction, then the full product roll-out is managed based on the response. We believe this staged-release approach, supplemented by measured feedback, significantly lowers the risk and cost of new product development and has proven highly successful.
      Triumph Learning’s product development efforts involve a three-pronged approach that focuses on updating existing state-specific materials in reaction to changes in state tests, developing non-state-specific skills materials and entering new state markets with customized titles. State tests typically change every three to five years and test-preparation publishers must anticipate these changes and deliver product as soon as the new tests are issued. Triumph Learning’s authors, editors and sales representatives have long-term relationships with personnel in state education departments that allow it to receive immediate notice of any changes in state tests as well as to receive copies of new tests for analysis as soon as they are available. Triumph Learning carefully screens new editorial hires for high levels of intelligence, an understanding of the curriculum, a commitment to quality and a sensitivity to the needs of students and educators. These editors then cultivate a broad pool of authors that excel at producing high quality test preparation material. The combination of these factors, together with its 40 years of experience developing content, usually enables Triumph Learning to be first to market with high quality test-preparation products that are developed for and targeted toward a specific state.
      When evaluating whether to develop product for a new state, Triumph Learning analyzes the size of the state, the consequences of performance on the state’s test, the state’s average expenditures on instructional materials and the competitive landscape. Once Triumph Learning decides to enter a state, it works closely with the educators in that state and spends significant resources analyzing the state’s tests in order to develop products that address specific testing needs or satisfy deficiencies in the state curriculum. In order to maintain the state-specific focus and credibility of its product line, Triumph Learning strives to match and customize the type, difficulty, structure and presentation of questions to each actual state test in the markets in which it publishes. Triumph Learning’s writing, editorial and graphic design teams create and adapt content for each test to achieve a truly custom product that matches the state test as closely as possible.
      Also operating in the test preparation market, Buckle Down follows a similar product development model. Starting from a base of experience in assessment and test preparation, and utilizing the talents of a strong editorial and content development team, some of whom are graduates of award-winning writing programs, Buckle Down analyzes the standards, assessments, competition, and funding landscape in each state. This analysis first informs the decision of whether and what to publish for that territory, then is used to guide product development, ensuring its fit to purpose and the market.
      Oakstone conducts its product development efforts in partnership with its affiliated medical institutions. Oakstone typically launches its new products in affiliation with one of these institutions, which in turn accredits the product and determines the number of continuing medical education credits available through use of the product. These relationships provide not only significant operating leverage, but also access to more than 300 private and academic physicians with whom we develop content. Oakstone supplements these product development efforts with well-organized and executed focus groups, surveys and customer support programs.

Library Publishing Group
      The product development efforts of our Recorded Books business begins with rights acquisitions of books, stories, information and entertainment for use in the recorded audio format. Recorded Books utilizes its deep, long-standing relationships with publishers, agents and authors to review or preview product for rights acquisitions. These relationships improve its ability to identify high quality product early and attain the rights at reasonable costs. In some instances, Recorded Books’ ongoing relationships allow it to purchase the exclusive unabridged audio rights to a title directly from the author prior to completion or publication, thereby reducing its acquisition cost.
      Recorded Books has also successfully purchased rights in competitive auctions. Through its Continuous Order Plans, Recorded Books has the ability to place between 2,500 and 3,000 copies of a title in libraries across the country on the first day of a new title release, providing it with a significant advantage over its competitors in the library market when purchasing rights from authors who are paid royalties on a per unit sold basis. Recorded Books’ direct, daily interaction with librarians generally enables it to be first to market with new products that satisfy specific market demands. For example, in response to direct requests and feedback from its library customers, during 2002 and 2003, Recorded Books introduced an audio lecture series, The Modern Scholar; A Large Print hardcover line; The Bible on audiocassette and compact disc; and two new imprints, Southern Voices and Lonestar Audio.
      Chelsea House seeks to identify under-published niches and generally be the first to market with top quality titles, typically in series format. To execute this strategy, Chelsea House employs an internal creative staff that is well-attuned to the market with extensive product knowledge and the ability to identify potential growth areas. The writing phase of the development process is performed by independent series consultants and by professional contract writers on a work-for-hire basis. Chelsea House believes that its long-standing relationships with top-name authors and editors gives it the opportunity to be first to market with timely, high-quality and authoritative materials that serve to reinforce the reputation of the Chelsea House brand. In addition, its staged introduction of new products has helped it achieve success with the majority of its new titles.

Sales and Marketing
      We successfully market our products through a broad range of distribution channels, including internal and external sales representatives, telesales, catalogs and other direct marketing methods.

Education Publishing Group
      Sundance/ Newbridge produces multiple types of catalogs for its Sundance and Newbridge products, targeted to specific customer groups and buying patterns, and it mailed over 6.6 million pieces in 2004 during specific strategic buying windows. The success of this direct mail effort is driven in large part by the extensive reach and high quality of our proprietary mailing lists, as well as the reputation of the Sundance, Newbridge and Options Publishing product lines.
      Sundance/ Newbridge also generates sales for its Sundance, Newbridge and Options Publishing product lines through employee sales representatives, a highly experienced independent sales force and telesales representatives. Sundance/ Newbridge supports its national sales force with an experienced sales management team. With the integration of Sundance and Newbridge, we are utilizing Sundance’s direct mail expertise for the Newbridge product lines with a high degree of success. This direct marketing method complements a changing dynamic in the educational publishing markets that is providing teachers with greater power to make purchasing decisions without approval of their central school or school system. These sales efforts are supported through attendance at national, regional, key state and local conferences every year.
      Triumph Learning is shifting its sales and marketing focus from primarily an independent sales force that sells Triumph Learning products alongside those of other publishers, to a multi-channel approach, in which almost all members of its sales force, including both employees and independent sales representatives, now sell Triumph Learning products exclusively. Triumph Learning has implemented various strategies to improve sales penetration and reduce cost of sales, including the introduction of an intensive telesales program. Sales representatives, both inside and field, are supported by targeted direct mail campaigns, especially during critical buying periods. Finally, Triumph Learning regularly mails catalogs to its customers and is seeking to increase the focus of its direct marketing efforts to include electronic direct response and fax campaigns, as well as targeted print in order to reach specific customers and maximize contact with customers during optimal purchase cycles.
      Buckle Down has historically been a direct mail company, marketing its products through an array of catalogs, brochures, and other mail pieces, supported by attendance at state and national trade shows. Since its acquisition, Buckle Down has been exploring moving towards a multi-channel distribution method mirroring the efforts at Triumph Learning.

      Oakstone sells its products primarily through direct marketing campaigns. Oakstone identifies target customers by medical specialty area and reaches them efficiently through direct mail. Recently, Oakstone began using telemarketing campaigns to contact medical professionals using targeted calling lists to capture potential customers that typically do not respond to direct mail campaigns.

Library Publishing Group
      Recorded Books has internal sales representatives and sales managers that sell exclusively to public libraries throughout the United States, as well as sales representatives and sales managers targeting public libraries in the United Kingdom. In addition, Recorded Books has both internal and independent sales representatives targeting the United States school market. In support of this sales force, in 2004, Recorded Books mailed ten separate catalogs to over 15,000 public library locations in the United States and an additional four catalogs, on a quarterly basis, to approximately 2,600 public libraries in the United Kingdom. Recorded Books also conducts three annual mailings in the fall, winter and spring distributing approximately 300,000 pieces each season to the United States school market.
      Recorded Books has established Continuous Order Plans with more than 3,000 of its library accounts. Customers that enroll in these plans agree to automatically purchase between two and 350 titles per quarter that Recorded Books chooses, enabling Recorded Books to place thousands of copies of a new title in libraries across the country immediately upon release. In 2004, Recorded Books generated 30.7% of its revenue through these plans.
      In the consumer market, Recorded Books markets product rentals and audiobooks for sale directly to adults through the use of catalog mailings and its website. On average, Recorded Books mails over 38,000 catalogs per month directly to consumers. Recorded Books also distributes titles through booksellers, such as Barnes & Noble, Borders and Waldenbooks.
      Chelsea House sells to libraries through major library distributors such as Baker & Taylor, Follett Library Resources, Brodart Company, Ingram Book Company and World Almanac Education, which accounted for 63.0% of its revenue in 2004. Chelsea House also engages independent commission sales representative groups that sell directly to libraries and generated 28% of its 2004 revenue. These representative groups consist of sales people who market Chelsea House’s products and third party products and are paid solely on a commission basis. Chelsea House also utilizes a direct mail program, and in 2004 it sent out over 500,000 catalog and direct mail pieces, focused during the two key buying seasons of fall and spring, to the over 100,000 library institutions that are potential buyers of its products. The remainder of Chelsea House’s sales are generated from its internal telesales representatives and the Chelsea House website. In support of these sales efforts, Chelsea House created Presidential Accounts, a group of approximately 60 customers consisting primarily of larger libraries and school systems that have formal approval processes for buying new titles. This group receives advance copies of Chelsea House’s newest titles to preview. If a title gets approved by the library system, these customers will then typically place a bulk order for their entire system. In addition, these larger library systems will often write product reviews for the titles that they approve. These reviews are valuable to Chelsea House because smaller libraries often rely on these reviews when placing their new orders. Furthermore, the reviews generate valuable feedback for the new product development process.
Customers
      Our customer base is highly diversified across a broad range of end users within the education and library publishing markets, mitigating our exposure to a downturn in any particular market or industry. In 2004, no one customer accounted for more than 3% of revenue, and our ten largest customers accounted for less than 8% of revenue.

Education Publishing Group
      Sundance/ Newbridge sold its products to approximately 30,000 individual schools, school districts and teachers in 2004, while Triumph Learning sold its products to more than 23,000 customers during the same year. With an increased emphasis on education and related testing throughout the country in recent years, these customers are well versed in the benefits that our education and testing products can provide to students in grades K-12. Oakstone had approximately 36,000 customers in 2004, consisting predominately of doctors seeking to maintain current knowledge and/or obtain continuing medical education credits for licensing and hospital affiliation purposes. We believe these customers regard Oakstone’s products as “must have” and value the quality and the relevance of the products to their practices.

Library Publishing Group
      In 2004, Recorded Books sold its products to approximately 45,000 teachers, public and school libraries and consumers across the country. Chelsea House directly sold its publications to nearly 5,000 public and school libraries across the United States in 2004, both through its network of distributors as well as through its independent sales force. In addition, Recorded Books sells its products to consumers at retail locations and through direct sales and other channels.
Seasonality
      Our business is subject to seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. In addition, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library and consumer purchasing decisions; the unpredictable funding of schools and libraries by federal, state and local governments; consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; and the timing of introductions of new products.
Competition
      Our businesses face competition from numerous publishers offering products to the same market niches we serve. We believe we compete successfully in these markets based on our well-established product lines and brand names, our reputation for quality products and new product development, our broad range of product offerings, our competitive pricing, the strength of our sales and marketing efforts and our commitment to continued product innovation. Many of the companies with which we compete, however, have greater resources than we do.

Education Publishing Group
      Sundance/ Newbridge faces competition from supplemental education companies like The Wright Group, a McGraw-Hill company; Harcourt Achieve, each of which is a Reed Elsevier company; Celebration Press and Modern Curriculum Press, each of which is a Pearson company; Scholastic; Great Source, a division of Houghton Mifflin and Mondo. Sundance/ Newbridge competes with these companies at all levels, including product content and format, sales and marketing approaches, customer service and distribution capabilities, and pricing. Triumph Learning’s competitors are generally small, private companies that publish products that are state or subject area focused, such as math or reading, or large public companies that publish products focused on national standards, and it generally does not face direct competition in the publication of test preparation instructional materials that are designed for specific state and subject matter tests. Triumph Learning’s primary competitors include Steck-Vaughn, People’s Publishing, and Curriculum Associates. Oakstone faces limited direct competition in its primary product format, compact disc, and its flagship product, Practical Reviews, enjoys a unique position with few direct competitors. However, the larger market for print and other formats of continuing medical education products is fragmented and highly competitive.

Library Publishing Group
      Recorded Books primarily seeks the rights to publish and sell unabridged recordings to the public and school market. Some of its other product offerings, including those made to the retail channel, face competition from, among others, Books on Tape, a division of Random House, BBC Audio (Chivers), Blackstone, Brilliance Audio and Audio Editions. The basis of this competition is focused on product content, quality and pricing. Chelsea House faces competition from library publishing divisions of major publishers such as Thomson’s Greenhaven/ Lucent and Blackbirch divisions and Scholastic’s Grolier division, as well as independent publishers specializing in the library market, such as Rosen, Capstone, Millbrook Press and Gareth Stevens. This competition is largely focused on product content and pricing.
Production and Fulfillment
      The principal raw materials that we use in our products are paper, ink, cassette tapes and audio compact discs. We purchase paper and audio media from suppliers directly based on pricing, quality and, to a lesser extent, availability. Ink utilized by our publications is provided by the respective printers of our publications and included in the cost of print production. Both paper and ink are commodity products which are affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements.
      The majority of our print products are printed and bound by third parties with whom we have contracts. We believe that outside printing and binding services at competitive prices are readily available. Much of our pre-press production, typesetting, layout and design functions are conducted internally, which we believe provides us with greater control and flexibility over the creative process. Our non-print products, including our audio compact discs and CD-ROMs, are generally produced internally and replicated both in-house and by third party vendors as volume, scheduling and packaging demands dictate.
      The customer fulfillment functions include customer service, order processing, cash application, collections and product distribution. While historically each of our businesses has independently performed these functions, we have consolidated these functions for our Sundance/ Newbridge, Triumph Learning and Chelsea House businesses.
Intellectual Property
      We regard our trademarks, copyrights, trade secrets and similar intellectual property as valuable assets and rely upon trademark and copyright laws, as well as confidentiality agreements with our employees and others, to protect our rights. For some of our products that involve the use of content created by third parties, we enter into license agreements that generally give us the exclusive right to use this content for specified purposes in specified geographic areas and mediums. In addition, in some cases we buy products created by third parties from distributors and re-package and redistribute such products without a license or other permission from the third party creators. While we believe that the manner in which we license third party content to create our products, as well as the manner in which we purchase third party products and re-package and redistribute them, complies with applicable trademark and copyright laws, any infringement claims could result in the expenditure of significant financial and managerial resources on our part and, if such claims are finally determined to be meritorious, could materially adversely affect our business, results of operations and financial condition.
      Our efforts to protect our intellectual property rights could be inadequate to deter misappropriation of proprietary information. For example, we may not detect unauthorized use of our intellectual property. In addition, the legal status of intellectual property on the Internet is currently subject to various uncertainties. To our knowledge, there are no threatened or pending legal proceedings or claims related to our intellectual property that are likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Environmental Regulation
      We are subject to environmental laws and regulations relating to the protection of the environment, including those that regulate the generation and disposal of hazardous materials and worker health and safety. We believe that we currently conduct our operations in substantial compliance with applicable environmental laws and regulations. Based on our experience to date and the nature of our operations, we believe that the future cost of compliance with existing environmental laws and regulations and liability for known environ-

mental claims will not have a material adverse effect on our financial condition, results of operations or liquidity.
Employees
      As of December 31, 2004, we had 755 full-time equivalent employees. None of our employees are represented by any union or other labor organization, we have had no strikes or work stoppages, and we believe our relations with our employees are good.

Item 2.	Properties.
      The principal executive offices of our senior executive management are located in approximately 5,450 square feet of leased space at 10 New King Street, White Plains, New York under a lease that expires in June 2005. We own a 52,000 square foot office, warehouse and production facility in Prince Frederick, Maryland, which is primarily used by our Library Publishing Group, and a 16,000 square foot office and warehouse in Merrimack, New Hampshire, which is used by our Education Publishing Group. We also lease 10 additional office, warehouse, and mixed use facilities for our businesses, as summarized in the table below.

Location	Use	Sq. Ft.	Termination Date

140 Bugeye Square, Prince Frederick, MD(2)	Warehouse	19,400	November 6, 2005
200 Skipjack Road, Prince Frederick, MD(2)	Warehouse	23,000	November 30, 2005
140 W. 22nd Street, New York, NY(2)	Recording Studios	5,894	May 31, 2006
2565 Bluffwood Lane, Iowa City, IA(1)	Warehouse/Office	45,000	September 30, 2006
500 Corporate Parkway, Birmingham, AL(1)	Office	27,052	November 30, 2007
11-13 E. 26th Street, New York, NY(1)	Office	5,500	December 31, 2007
Units 6 and 7 Victoria Mills, UK(2)	Warehouse/Office	5,591	February 25, 2008
2080 Cabot Blvd. West, Langhorne, PA(2)	Office	9,950	March 31, 2009
One Beeman Road, Northborough, MA(1)	Warehouse/Office	150,000	July 31, 2009
136 Madison Avenue, New York, NY(1)	Office	16,500	March 30, 2010

(1)	This property is primarily used by our Education Publishing Group.

(2)	This property is primarily used by our Library Publishing Group.
      We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that suitable additional or alternative space will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings.
      From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Haights Cross Communications, Inc. has no publicly traded common stock.

Item 6.	Selected Financial Data.
      The following table sets forth our selected historical consolidated financial data for each of the five years ended December 31, 2004, which has been derived from our consolidated financial statements audited by Ernst & Young LLP, our independent registered public accounting firm. When you read our selected historical consolidated financial data, it is important for you to read it along with our audited consolidated financial statements, the notes to those audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(in thousands)
Consolidated Statements of Operations Data(1):
Revenue	$130,700	$148,545	$163,142	$162,043	$182,238
Cost of goods sold(2)	41,102	43,540	50,326	49,200	58,020
Selling, general and administrative expense(3)	55,339	67,075	65,405	68,390	79,873
Amortization of pre-publication costs(4)	4,879	6,671	7,006	9,137	11,804
Depreciation expense and amortization of intangibles	13,596	14,593	2,017	2,224	3,083

Income from operations	15,784	16,666	38,388	33,092	29,458
Interest expense and other(5)(6)	24,014	21,984	19,296	34,242	50,327

(Loss)/ Income from continuing operations	$(8,230)	$(5,318)	$19,092	$(1,150)	$(20,869)
(Loss)/ Income from discontinued operations	(1,022)	(31,774)	1,766	(716)	(1,712)
Cumulative effect of accounting change(7)	—	—	(48,610)	—	—

Net loss	$(9,252)	$(37,092)	$(27,752)	$(1,866)	$(22,581)

	As of December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$—	$7,484	$2,701	$32,389	$78,581
Working capital	31,017	22,372	9,957	42,216	87,627
Total assets	283,531	280,947	231,236	265,522	399,703
Total debt(6)	189,031	214,951	200,596	239,750	492,848
Redeemable preferred stock(6)	95,021	109,410	126,191	143,663	36,882
Total stockholders’ deficit	(39,473)	(90,954)	(135,435)	(156,354)	(181,443)

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
Other Financial Data:
EBITDA(8)	$34,259	$37,930	$47,411	$44,453	$44,345
Additions to pre-publication costs(4)	11,858	13,599	12,418	14,051	14,489
Additions to property and equipment	4,195	3,632	2,044	2,977	3,398
Interest expense(6)	22,273	20,024	17,993	19,928	48,194
Net cash provided by (used in):
Operating activities	14,983	20,438	32,893	32,146	25,174
Investing activities	(21,002)	(31,473)	(14,462)	(9,457)	(95,778)
Financing activities	(256)	18,519	(23,214)	6,798	116,569
Ratio of earnings to fixed charges(9)	—	—	1.5	—	—

(1)	Our consolidated statements of operations data includes the results of operations of our acquired businesses beginning on the date of acquisition.

(2)	For the year ended December 31, 2004, our cost of goods sold includes a $2.1 million non-cash inventory obsolescence charge at our Chelsea House business.

(3)	Selling, general and administrative expense is a summary of the following captions from our consolidated statements of operations: marketing and sales, fulfillment and distribution, general and administrative, and restructuring. For the years ended December 31, 2001 and December 31, 2002, our selling, general and administrative expense includes restructuring and related charges of $3.1 million and $(0.1) million, respectively, related to severance accruals and warehouse and information technology expenses. For the year ended December 31, 2003, our selling, general and administrative expense includes restructuring and related charges of $3.1 million, relating to the consolidation of the warehousing, customer service and order fulfillment functions of our Sundance/ Newbridge, Triumph Learning and Chelsea House businesses. For the year ended December 31, 2004, our selling, general and administrative expense includes restructuring and related charges of $1.3 million relating to the consolidation of Chelsea House management and finance and accounting into Sundance/ Newbridge, and our systems implementation at our Recorded Books business.

(4)	We capitalize and amortize the costs associated with the development of our new products. These costs primarily include author fees under work-for-hire agreements (excluding royalties), the costs associated with artwork, photography and master tapes, other external creative costs, internal editorial staff costs and pre-press costs that are directly attributable to the product. Also included is the intangible value assigned to the backlist of acquired companies consisting of Buckle Down Publishing and Options Publishing. These capitalized pre-publication and intangible costs are amortized over the anticipated life of the product, for a period not exceeding five years.

(5)	For the year ended December 31, 2003, our interest expense and other expense includes a redemption premium of approximately $9.2 million incurred in connection with our redemption of subordinated debt with proceeds from our August 20, 2003 refinancing.

(6)	On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We adopted SFAS No. 150 as of January 1, 2004. The adoption of SFAS No. 150 requires that our Series B senior preferred stock be classified as debt on our consolidated balance sheet because it is mandatorily redeemable at a fixed and determinable date. Dividends and accretion related to the Series B senior preferred stock of $16.1 million, which previously had been recorded below net income (loss) as a charge in determining net income (loss) available to common stockholders, has been charged to interest expense since the January 1, 2004 adoption of this standard. Our Series A preferred stock and Series C preferred stock, which are redeemable beginning in the year 2019 and 2012, respectively, are redeemable at the option of the holders and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to our Series A preferred stock or Series C preferred stock.

(7)	On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, amortization of intangible assets considered to have indefinite lives, such as goodwill, is no longer required. Accordingly, we ceased amortization of goodwill on that date. Under SFAS No. 142, goodwill is subject to impairment tests, both at the date of initial adoption of SFAS No. 142 and annually thereafter. In addition, goodwill is required to be tested at interim times if there is indication of impairment. We performed the initial impairment test as of January 1, 2002 and recorded a goodwill writedown of $48.6 million, which is presented in our consolidated statements of operations as a cumulative effect of accounting change. We performed the annual impairment test on September 30, 2004, and determined that the carrying value of our goodwill at that date was not impaired.

(8)	“EBITDA” is defined as income before interest, taxes, depreciation, amortization, discontinued operations and cumulative effect of a change in accounting for goodwill. EBITDA is not a measurement of operating performance calculated in accordance with generally accepted accounting principles and should not be considered a substitute for operating income, net income (loss), cash flows, consolidated statements of operations or consolidated balance sheets prepared in accordance with GAAP. In addition, because EBITDA is not defined consistently by all companies, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. However, we believe EBITDA is relevant and useful to investors because (a) it provides an alternative measurement to operating income that takes into account certain relevant adjustments that are specific to publishing companies and (b) it is used by our management to evaluate our ability to service our debt and, along with other data, as an internal measure for setting budgets and awarding incentive compensation. The following table reconciles net loss to EBITDA.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Net loss	$(9,252)	$(37,092)	$(27,752)	$(1,866)	$(22,581)
Cumulative effect of accounting change	—	—	48,610	—	—
Net loss (income) from discontinued operations	1,022	31,774	(1,766)	716	1,712
Interest expense and other	24,014	21,984	19,296	34,242	50,327

Income from operations	$15,784	$16,666	$38,388	$33,092	$29,458
Amortization of pre-publication costs	4,879	6,671	7,006	9,137	11,804
Depreciation expense and amortization of intangibles	13,596	14,593	2,017	2,224	3,083

EBITDA	$34,259	$37,930	$47,411	$44,453	$44,345

(9)	The “ratio of earnings to fixed charges” is an analytical tool used to assist investors in evaluating a company’s ability to meet the interest requirements of debt securities or the dividend requirements of preferred stock. Earnings for the purpose of this calculation are defined as pretax income before the effects of discontinued operations, extraordinary items and the cumulative effect of accounting change. Fixed charges are defined as the sum of interest expense, amortization of deferred financing costs, and the interest portion of rental expense. For the years ended December 31, 2000, 2001, 2003, and 2004 earnings were inadequate to cover fixed charges by $8.2 million, $5.3 million, $1.2 million and $20.8 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995
      This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this annual report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.
      Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this annual report on Form 10-K. These risks, uncertainties and other factors include, among others: (i) market acceptance of new education and library products, particularly reading, literature, language arts, mathematics, science and social studies programs; (ii) the seasonal and cyclical nature of education and library sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of education and library products and shifts in timing of purchases; (iv) changes in the competitive environment, including those which could adversely affect our cost of sales; (v) changes in the relative profitability of products sold; (vi) regulatory changes that could affect the purchase of education and library products; (vii) changes in the strength of the retail market for audiobooks and market acceptance of newly-published titles; (viii) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; (ix) the potential effect of a continued weak economy on sales of education and library products; (x) the risk that our well-known authors will depart and write for our competitors; and (xi) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in SEC rules (including the Sarbanes-Oxley Act of 2002), listing standards and accounting rules.
Introduction
      We are a leading developer and publisher of products for the education and library publishing markets. Within these broad markets, our businesses have established leading positions in several high growth segments, including supplemental education and state-specific test preparation for K-12, unabridged audiobooks, library books for young adults and continuing medical education products. Our products include books for children and young adults, teachers’ materials, study guides and audio recordings. We sell our products through multiple channels to educators and school systems, public and school libraries and medical professionals.

      All of our businesses have long operating histories and have established recognized brands and long-standing customer relationships in the markets they serve. We continually invest in the development of new titles, which provides us with new releases each year and contributes to the growth of our profitable backlist. Our backlist consists of all proprietary titles that generate revenue in any year following the year of their initial release. We believe that the strength of our backlist reflects our limited reliance on new titles for current year revenue, the longevity of our titles and the success of our product development efforts. Our strong backlist sales, together with our subscription-based businesses, provide us with significant recurring revenue streams that lessen the variability of the performance of our businesses.
      Our business was formed in connection with our first acquisition in 1997. Our acquisitions of Recorded Books, Triumph Learning and Chelsea House in December 1999 signaled our strong commitment to the education and library publishing markets. To focus on developing our businesses in these markets, we began a process of assessing our mix of businesses to make selective acquisitions that complemented businesses within these segments and to dispose of or discontinue previously acquired businesses or divisions that no longer fit this focus. In accordance with this long-term strategy, between 2000 and 2004, we continued to seek acquisitions while also disposing of or discontinuing several non-core businesses.
Recent Developments
      On April 15, 2004, we acquired the Buckle Down Publishing Company, a leading publisher of test preparation materials for high stakes state tests. The total cost of $26.3 million consisted of $24.1 million in cash consideration paid to seller including the settlement of a post-closing working capital adjustment, and 3,500 shares of our $1,000 face amount Series C preferred stock with a discounted initial value of $1.1 million, and $1.1 million of transaction costs. Shares of the Series C preferred stock with a face amount of $2.0 million were deposited in an escrow account to secure the seller’s indemnification obligations for breaches of representations, warranties and covenants. We operate the Buckle Down business as a division of Triumph Learning.
      On December 3, 2004, through a newly formed subsidiary, Options Publishing, LLC, we acquired the business of Options Publishing, Inc., a leading publisher of kindergarten through 8th grade reading, math and literature supplemental education materials and intervention programs. The net cost of $52.7 million consisted of $51.8 million in cash consideration paid to the seller, of which $2.0 million was deposited in an escrow account to secure the sellers’ indemnification obligations for breaches of representations, warranties and covenants, and transaction costs of $1.3 million, and was reduced by $0.4 million of cash acquired in the acquisition. We operate the Options Publishing business within our Sundance/ Newbridge Segment. Concurrently with our acquisition of Options Publishing, we acquired the building, land, equipment and fixtures used in the operation of the Options Publishing business from Merrimack M&R Realty LLC, a limited liability company controlled by the sellers of Options Publishing. The consideration for this acquisition consisted of $1.8 million in cash, which is included in the net cost of $52.7 million.
      On December 10, 2004, Haights Cross issued $30.0 million aggregate principal amount of its 11 3/4% senior notes due 2011 in a private transaction that was not subject to the registration requirements of the Securities Act of 1933, as amended. These notes, which were issued under Haights Cross’ existing senior notes indenture, are pari passu with, of the same series as, and vote on any matter submitted to bondholders with, Haights Cross’ existing senior notes. In connection with the offering of the senior notes, Haights Cross entered into a new $30.0 million senior secured term loan. Amounts borrowed under the new senior secured term loan rank equally with the amounts borrowed under the existing senior secured term loan. As of December 31, 2004, we had $170.0 million aggregate principal amount of outstanding senior notes and $128.8 million aggregate principal amount of indebtedness outstanding under the senior secured term loans.
Operating Groups
      We have organized our businesses into two operating groups: the Education Publishing Group and the Library Publishing Group.

      Education Publishing Group. Our Education Publishing Group publishes supplemental reading materials for the kindergarten through 9th grade market, state-specific test preparation materials for K-12 high stakes competency tests and continuing medical education products for doctors. Our Education Publishing Group also markets non-proprietary, supplemental reading products and literature for the K-12 market. This group is comprised of the Sundance/ Newbridge, Triumph Learning and Oakstone segments.
      Library Publishing Group. Our Library Publishing Group publishes audiobooks for adults and children as well as literary, biographical and topical books published in series for public and school libraries. Our Library Publishing Group also markets non-proprietary audiobooks to public and school libraries. This group is comprised of the Recorded Books and Chelsea House segments.
      The following chart sets forth our revenue by segment for the periods presented, excluding revenue from discontinued operations.

	Year Ended December 31,

	(in thousands)
	2002	2003	2004

Sundance/ Newbridge(1)	$42,656	$44,763	$49,170
Triumph Learning(1)	21,682	25,171	33,701
Oakstone	18,297	18,188	19,144

Total Education Publishing Group	82,635	88,122	102,015
Recorded Books	65,451	61,137	68,878
Chelsea House	15,056	12,784	11,345

Total Library Publishing Group	80,507	73,921	80,223

Total	$163,142	$162,043	$182,238

(1)	The revenue of Triumph Learning includes the revenue of Buckle Down Publishing from its acquisition date of April 15, 2004, and the revenue of Sundance/ Newbridge includes the revenue of Options Publishing from its acquisition date of December 3, 2004.
Critical Accounting Policies
      References in this annual report on Form 10-K to the “senior notes” refer to Haights Cross’ 11 3/4% senior notes due 2011, references to the “senior secured revolving credit facility” refer to Haights Cross’ $30.0 million senior secured revolving credit facility, references to the “senior secured term loans” refer to Haights Cross’ $100.0 million and $30.0 million senior secured term loans, references to the “old senior subordinated notes due 2009” refer to Haights Cross’ senior subordinated notes due 2009, which were redeemed in full in August 2003, and references to the “old senior secured credit facility” refer to Haights Cross’ old senior secured credit facility, which was paid off in full in August 2003. References to the “senior discount notes” refer to Haights Cross Communications’ 12 1/2% senior discount notes due 2011.
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

Revenue and Expense Recognition
      In accordance with industry practice, we recognize revenue from books and other non-subscription sales when the product is shipped to the customer. Product shipment terms are FOB shipping point and collectability is reasonably assured at the time of shipment. Subscription revenue is deferred and recognized as the subscription is fulfilled. Short term rental revenue for audio books is recognized at the time of the rental and audio book lease revenue is deferred and recognized ratably over the term of the lease. Revenue is recognized net of provisions for estimated returns. These estimated return provisions are based upon historical experience and other industry factors including management’s expectations. Actual return experience is monitored and any significant change from management’s expectations results in an adjustment in the reserve rates utilized to estimate returns.
      Cost of goods sold is recognized when the related revenue is recognized and primarily consists of paper, audio tape, compact disc, printing, binding and duplication and author royalty expenses.

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
      Under SFAS No. 142, goodwill is subject to an annual impairment test as well as an interim test if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The impairment test is a two-step process. First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is taken for the difference. For purposes of estimating the fair value of the reporting unit, we use a discounted cash flow approach, since our common stock is not publicly traded and a quoted market price is unavailable.

Direct Response Advertising Costs
      Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability is evaluated on a product-by-product basis at the campaign level. The life and amortization rate are determined by historical experience from similar products at the same business. Generally, greater than 80% of direct mail costs are amortized in the first year, with all costs being amortized over lives ranging from 12-18 months. The sole exception to this policy is the direct mail costs relating to the Oakstone subscription business which are amortized on an accelerated basis over the estimated life of the subscriber for up to five years. For these subscription products, the life is based on the original subscription period plus subsequent renewal periods. The rate of amortization is based on the expiration and cancellation rate of subscribers for similar subscription products.
      Catalog costs are amortized over the estimated life of the catalog, generally between one and eighteen months with greater than 80% of catalog costs being amortized in the first year. The estimated life and amortization rate are based on the sales experience of similar catalogs at the same business segment. Amortization of direct response advertising costs is included in marketing and sales expense in the accompanying consolidated statements of operations. If a direct mail solicitation or catalog is determined to be unprofitable, all remaining capitalized costs are written-off at that time.

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

Stock-Based Compensation
      Haights Cross Communications has a stock option plan, pursuant to which stock options for a fixed number of shares of common stock are granted to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise prices of options issued under the plan are determined by Haights Cross Communications’ board of directors using commonly employed valuation methods. Awards under the plan generally are issued with vesting terms pursuant to which a portion of the award vests over time (typically three years) and the remainder vests (typically in three tranches) based on the achievement of annual performance goals.
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

Redeemable Capital Stock
      We account for the Series B senior preferred stock, which is mandatorily redeemable, in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Series B senior preferred stock is mandatorily redeemable on December 10, 2011, at its original face value, plus any accrued but unpaid dividends. Haights Cross Communications’ Series A preferred stock and Series C preferred stock are redeemable at the option of the holders thereof beginning on December 31, 2019 and April 15, 2012, respectively, and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Series A preferred stock or Series C preferred stock.
Results of Operations
      The following table summarizes our historical results of operations and the percentage of total revenue represented by each category for the years presented(1):

	Year Ended December 31,

	2002		2003		2004

	(in thousands)
Revenue
Education Publishing Group(2)	$82,635	50.7%	$88,122	54.4%	$102,015	56.0%
Library Publishing Group	80,507	49.3%	73,921	45.6%	80,223	44.0%

Total revenue	163,142	100.0%	162,043	100.0%	182,238	100.0%
Cost of goods sold	50,326	30.8%	49,200	30.4%	58,020	31.8%
Selling, general and administrative expense	65,405	40.1%	68,390	42.2%	79,873	43.8%
Amortization of pre-publication costs	7,006	4.3%	9,137	5.6%	11,804	6.5%
Depreciation/ Amortization of intangibles	2,017	1.2%	2,224	1.4%	3,083	1.7%

Income from operations	$38,388	23.6%	$33,092	20.4%	$29,458	16.2%

(1)	Excludes revenue and expenses from discontinued operations.

(2)	The results of operations of Triumph Learning include the results of operations of Buckle Down Publishing from its acquisition date of April 15, 2004 and the results of operations of Sundance/ Newbridge include the results of operations of Options Publishing from its acquisition date of December 2, 2004.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue
      Revenue increased $20.2 million, or 12.5%, to $182.2 million for the year ended December 31, 2004, from $162.0 million for the year ended December 31, 2003.
      Education Publishing Group. Revenue from the Education Publishing Group increased $13.9 million, or 15.8%, to $102.0 million for the year ended December 31, 2004, from $88.1 million for the year ended December 31, 2003. Sundance/ Newbridge’s revenue increased $4.4 million, or 9.8%, to $49.2 million for the year ended December 31, 2004, from $44.8 million for the year ended December 31, 2003. The key drivers of the growth were the new Reading Powerworks and Wonder Books series both introduced in the fourth quarter of 2003, the continued success of the Newbridge Early Science series and district-level sales as a result of spending related to “Reading First” federal funding. Options Publishing which was acquired on December 3, 2004 and is reported in our Sundance/ Newbridge segment, accounted for $0.7 million of the Sundance/ Newbridge revenue growth. Revenue at Triumph Learning increased $8.5 million, or 33.9%, to $33.7 million for the year ended December 31, 2004, from $25.2 million for the year ended December 31, 2003. This increase was due to the additional $6.8 million of revenue from the newly acquired Buckle Down Publishing and strong first half 2004 sales of skills-based and practice products, the newly introduced CD ROM assessment product, and state specific test-preparation products, offset by slowing demand in the second half of 2004 in anticipation of new tests and new test-preparation products in the second half of 2005 related to No Child Left Behind Act requirements. Oakstone’s revenue increased by $1.0 million, or 5.3%, to $19.1 million for the year ended December 31, 2004, from $18.2 million for the year ended December 31, 2003. The increase at Oakstone was due to timing in serving special issues, sales of MKSAP 13, a high volume product which was not introduced until the fourth quarter of 2003, and the introduction of the Osler Institute Audio Companion, as well as growth in subscription products and in the Wellness product lines.
      Library Publishing Group. Revenue from the Library Publishing Group increased $6.3 million, or 8.5%, to $80.2 million for the year ended December 31, 2004, from $73.9 million for the year ended December 31, 2003. Revenue at Recorded Books increased $7.7 million, or 12.7%, to $68.9 million for the year ended December 31, 2004, from $61.1 million for the year ended December 31, 2003. The increase over the prior year is attributable to all product channels, most notably retail, schools and library. The library channel is experiencing a decrease in cassette sales as libraries switch from buying both media to compact discs only. Revenue at Chelsea House decreased $1.4 million, or 11.3%, to $11.3 million for the year ended December 31, 2004, from $12.8 million for the year ended December 31, 2003, due to continued softness in library spending on traditional materials.

Cost of Goods Sold
      Cost of goods sold increased $8.8 million, or 17.9%, to $58.0 million for the year ended December 31, 2004 from $49.2 million for the year ended December 31, 2003, primarily due to the 12.5% increase in revenues and the inventory obsolescence charge at Chelsea House described below.
      Education Publishing Group. Cost of goods sold for the Education Publishing Group increased $3.4 million, or 15.2%, to $25.5 million for the year ended December 31, 2004, from $22.2 million for the year ended December 31, 2003. The 15.2% increase in costs of goods sold closely matched the 15.8% increase in revenues. At Sundance/ Newbridge cost of goods sold increased $1.1 million, or 9.9%, to $12.7 million, from $11.6 million, primarily due to the 9.8% revenue increase. Cost of goods sold for Triumph Learning increased $1.9 million, or 33.1%, to $7.6 million, from $5.7 million due to the increased revenue. Cost of goods sold at Oakstone increased $0.3 million, or 6.5%, to $5.1 million from $4.8 million due to the 5.3% revenue increase and higher product costs.
      Library Publishing Group. Cost of goods sold for the Library Publishing Group increased $5.5 million, or 20.2%, to $32.5 million, from $27.0 million, primarily as a result of the 8.5% revenue increase and the inventory obsolescence charge at Chelsea House. Cost of goods sold for Recorded Books increased $3.7 million, or 15.6%, to $27.5 million, from $23.8 million due to the 12.7% increase in revenue and a greater composition of lower margin retail channel revenue. Cost of goods sold for Chelsea House increased $1.7 million, to $5.0 million, from $3.3 million despite an 11.3% decline in revenue due to the non-cash $2.1 million inventory obsolescence charge related to a change in estimate concerning remaining unit sales from existing product lines, recorded in June 2004.

Selling, General & Administrative Expense
      Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges on the accompanying audited consolidated statements of operations. Selling, general and administrative expense increased $11.5 million, or 16.8%, to $79.9 million for the year ended December 31, 2004, from $68.4 million for the year ended December 31, 2003. Selling, general and administrative expense as a percentage of revenue increased to 43.8% for the year ended December 31, 2004, from 42.2% for the year ended December 31, 2003. The increase in expense is attributable to additional sales commission and fulfillment costs resulting from the revenue growth, the addition of new in-house sales representatives in several businesses and increased marketing efforts, offset partially by lower restructuring expenses in 2004.
      Education Publishing Group. Selling, general and administrative expense for the Education Publishing Group increased $7.1 million, or 18.4%, to $46.0 million for the year ended December 31, 2004, from $38.9 million for the year ended December 31, 2003. Selling, general and administrative expense for Sundance/ Newbridge increased $3.2 million due to revenue driven increases in selling related expenses, including commissions and investments in in-house sales representatives, along with a corresponding increase in fulfillment and distribution costs. The period over period increase in expense was partially offset by a decline in restructuring and restructuring related expenses in 2004. Selling, general and administrative expenses at Triumph Learning increased $3.0 million due to revenue driven increases in commissions and additional administrative expenses from the acquisition of Buckle Down Publishing partially offset by lower restructuring and restructuring related expenses in 2004. Selling, general and administrative expense at Oakstone increased $0.9 million due to increased marketing in 2004 and increased fulfillment costs on increased ancillary and newsletter sales.
      Library Publishing Group. Selling, general and administrative expense for the Library Publishing Group increased $2.3 million, or 9.2%, to $27.6 million for the year ended December 31, 2004, from $25.2 million for the year ended December 31, 2003. Selling, general and administrative expense for Recorded Books increased $3.4 million, due to the addition of in-house sales representatives and revenue driven increases in commissions and fulfillment costs. Selling, general and administrative expense at Chelsea House decreased $1.1 million. The improvement over 2003 is due to volume driven reductions in commissions and fulfillment costs and lower restructuring and restructuring related expenses in 2004.
      Corporate. Corporate level general and administrative expense increased $2.0 million, or 47.1%, to $6.3 million for the year ended December 31, 2004, from $4.3 million for the year ended December 31, 2003. The increase was due to $0.7 million of costs incurred during the proposed sale of Oakstone, which was abandoned in August 2004, increased legal and accounting fees related to public company financial statement filings and Sarbanes Oxley compliance efforts and increased compensation and benefits.

Amortization of Pre-Publication Costs
      Amortization of pre-publication costs increased $2.7 million to $11.8 million for the year ended December 31, 2004, from $9.1 million for the year ended December 31, 2003. The increase was due to investments in pre-publication costs in recent years and amortization from backlist values assigned in our acquisitions.
      Education Publishing Group. Amortization of pre-publication costs for the Education Publishing Group increased $1.5 million, or 36.6%, to $5.5 million for the year ended December 31, 2004, from $4.1 million for the year ended December 31, 2003. Amortization of pre-publication costs for Sundance/ Newbridge increased $1.0 million due to investments in pre-publication costs and the recent acquisition of backlist in the Options Publishing acquisition. Amortization of pre-publication cost at Triumph Learning increased $0.5 million due to increased investment in pre-publication costs and the recent acquisition of backlist in the Buckle Down acquisition.
      Library Publishing Group. Amortization of pre-publication costs for the Library Publishing Group increased $1.2 million, or 23.3%, to $6.3 million for the year ended December 31, 2004, from $5.1 million for the year ended December 31, 2003. Amortization of pre-publication costs for Recorded Books increased $0.8 million due to investments in pre-publication costs. Amortization of pre-publication cost at Chelsea House increased $0.4 million due to increased investment in pre-publication costs.

Depreciation Expense and Amortization of Intangibles
      Depreciation expense and amortization of intangibles increased $0.9 million to $3.1 million for the year ended December 31, 2004, from $2.1 million for the year ended December 31, 2003. The increase was due to investments in our shared service facility and from the impact of intangible assets acquired with Buckle Down and Options Publishing.
      Education Publishing Group. Depreciation expense and amortization of intangibles for the Education Publishing Group increased $0.8 million, to $2.0 million for the year ended December 31, 2004, from $1.2 million for the year ended December 31, 2003. Depreciation expense and amortization of intangibles for Sundance/ Newbridge increased $0.2 million due to investments in shared services facilities and the recent acquisition of intangibles in the Options Publishing acquisition. Depreciation expense and amortization of intangibles at Triumph Learning increased $0.6 million due primarily to the recent acquisition of intangibles in the Buckle Down acquisition.
      Library Publishing Group. Depreciation and amortization of intangibles for the Library Publishing Group increased $0.1 million or 7.9%, to $0.8 million for the year ended December 31, 2004. Depreciation expense and amortization of intangibles for Recorded Books increased $0.1 million due to investments in equipment.

Interest Expense
      Interest expense increased $28.2 million, to $48.2 million for the year ended December 31, 2004 from $19.9 million for the year ended December 31, 2003. This increase was primarily related to the adoption of SFAS No. 150 as of January 1, 2004 which required our Series B senior preferred stock dividends and accretion to be included in interest expense, the issuance of our 12 1/2% senior discount notes on February 2, 2004 and to a lesser extent, the additional borrowings incurred in December 2004 in connection with the issuance of additional 11 3/4% senior notes and the new senior secured term loan. Our total outstanding debt increased from $239.8 million as of December 31, 2003, to $492.8 million as of December 31, 2004. This is due to the adoption of SFAS No. 150 which required our Series B senior preferred stock to be included in total debt as of January 1, 2004, the issuance of our 12 1/2% senior discount notes and the additional borrowings incurred in December 2004 in connection with the issuance of additional 11 3/4% senior notes and the new senior secured term loan.
      Cash interest expense increased $9.2 million, to $23.5 million, for the year ended December 31, 2004, from $14.3 million for the year ended December 31, 2003. The increase in cash interest was the result of the August 20, 2003 refinancing transaction where our old paid-in-kind interest bearing senior subordinated notes were retired, and were replaced with a floating rate senior secured term loan and 11 3/4% senior notes bearing cash interest. Our cash interest bearing outstanding debt was $301.9 million as of December 31, 2004, compared to $239.8 million as of December 31, 2003.
      Interest expense consists of the following:

	Year Ended
	December 31,

	2004	2003

	(In thousands)
Interest expense:
Senior secured term loans	$6,596	$2,362
11 3/4% Senior notes	16,600	5,986
12 1/2% Senior discount notes — non-cash	8,617	—
Series B senior preferred stock — non-cash	16,115	—
Old senior secured revolving credit facility	—	5,799
Old senior subordinated notes — non-cash	—	5,670
Other	305	111

Total interest expense	48,233	19,928
Less: capitalized interest	39	—

Net Interest expense	$48,194	$19,928

Redemption Premium
      For the year ended December 31, 2003, $9.2 million of redemption premiums were paid and expensed as the old senior subordinated notes due 2009 were redeemed in connection with the August 20, 2003 refinancing transaction.

Discontinued Operations
      The loss on disposal of discontinued operations for the year ended December 31, 2004, of $1.7 million was the result of a write down of the $3.0 million note received in the July 2002 sale of Triumph Learning College. The $0.9 million loss on disposal of discontinued operations for 2003 included a loss of $0.2 million from our Andrews Communications business. In November 2002, we initiated a plan to sell our Andrews Communications, LLC subsidiary, which included our Andrews Publishing and Oakstone Legal & Business Publishing divisions. The results of operations of Andrews Communications have been classified as a discontinued operation in our consolidated statements of operations. For the year ended December 31, 2002, Andrews Communications had revenue of $2.0 million. On March 31, 2003 and May 30, 2003, in two separate transactions, we sold the assets of Andrews Communications for gross proceeds of $8.0 million and net proceeds of $7.6 million. On May 30, 2003, in conjunction with the second transaction, we recorded a loss on sale of $0.9 million. The net proceeds of the sales were used to pay down debt under our old senior secured credit facility.

Net Loss
      Net loss for the year ended December 31, 2004, was $22.6 million compared to a net loss of $1.9 million for the year ended December 31, 2003. A large portion of the increased loss was due to the adoption of SFAS No. 150 pursuant to which our Series B Senior preferred stock dividends and accretion of $16.1 million for the year ended December 31, 2004 are now charged to interest expense. In addition, cash interest expense and amortization of deferred financing costs increased $9.2 million and $0.9 million, respectively, primarily due to the August 2003 refinancing transaction and to a lesser degree the December 2004 financing. Amortization of pre-publication costs increased $2.7 million primarily due to the increased investment in pre-publication costs in the preceding years and amortization of back list values acquired in the April 2004 acquisition of Buckle Down Publishing and the December 2004 acquisition of Options Publishing. Net loss for the year ended December 2003 included the $9.2 million redemption premium, the $3.2 million write off of unamortized deferred financing costs and the $0.9 million loss from disposal of discontinued operations. The net loss from the year ended December 31, 2004 also includes the $1.8 million write down of the note received in the sale of Triumph Learning College in 2002.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue
      Revenue decreased $1.1 million, or 0.7%, to $162.0 million for the year ended December 31, 2003, from $163.1 million for the year ended December 31, 2002.
      Education Publishing Group. Revenue from the Education Publishing Group increased $5.5 million, or 6.7%, to $88.1 million for the year ended December 31, 2003, from $82.6 million for the year ended December 31, 2002. Triumph Learning’s revenue increased $3.5 million, or 16.1%, to $25.2 million for the year ended December 31, 2003, from $21.7 million for the year ended December 31, 2002 due to strong sales in North Carolina, Pennsylvania and Mississippi. Revenue for Sundance/ Newbridge increased $2.1 million, or 4.9%, to $44.8 million for the year ended December 31, 2003, from $42.7 million for the year ended December 31, 2002. This revenue increase was the result of large adoption-type sales of both Sundance and Newbridge titles. Revenue for Oakstone declined $0.1 million, or 0.5%, to $18.2 million for the year ended December 31, 2003, from $18.3 million for the year ended December 31, 2002. The revenue decline at Oakstone was primarily due to a shift in the fulfillment schedule of our subscription products, lower revenue from the MKSAP product due to its tri-annual release and certain non-recurring product shipments in the beginning of 2002.
      Library Publishing Group. Revenue from the Library Publishing Group decreased $6.6 million, or 8.2%, to $73.9 million for the year ended December 31, 2003, from $80.5 million for the year ended December 31, 2002. Revenue for Recorded Books declined $4.3 million, or 6.6%, to $61.1 million from $65.4 million, year over year. This decline reflects the impact of a strong 2002 performance in the retail channel of our Lord of the Rings audiobook trilogy, and a decline in the Audio Adventures channel resulting from the loss of a significant distributor early in 2003. Revenue from Recorded Books’ library channel, its primary and majority business, increased 7.9% for the year ended December 31, 2003 over the prior year. Revenue for Chelsea House decreased $2.3 million, or 15.2%, to $12.8 million for the year ended December 31, 2003, from $15.1 million for the year ended December 31, 2002, due to reduced spending by libraries on traditional materials.

Cost of Goods Sold
      Cost of goods sold declined $1.1 million, or 2.2%, to $49.2 million for the year ended December 31, 2003, from $50.3 million for the year ended December 31, 2002, due primarily to the revenue decline. Gross margin as a percentage of revenue increased to 69.6% from 69.2%, year over year.
      Education Publishing Group. Cost of goods sold for the Education Publishing Group increased $1.8 million, or 8.8% to $22.2 million for the year ended December 31, 2003 from $20.4 million for the year ended December 31, 2002, while gross margin declined to 74.9% from 75.4% year over year. The increased cost of goods sold was primarily due to the revenue increase while the gross margin decline was primarily due to the favorable inventory obsolescence reserve adjustment recorded at Sundance/ Newbridge in 2002. Sundance/ Newbridge gross margin declined to 74.1% from 76.1%, year over year. Triumph Learning reported a year over year increase in gross margin from 75.9% to 77.2% due to lower royalty and per-unit product costs. Oakstone reported a year over year increase in gross margin from 73.1% to 73.5%.
      Library Publishing Group. Cost of goods sold for the Library Publishing Group decreased $2.9 million, or 9.7%, to $27.0 million for the year ended December 31, 2003, from $29.9 million for the year ended December 31, 2002, while gross margin increased slightly to 63.4% from 62.8%, year over year. The decline in cost of goods sold for the Library Publishing Group is due to the revenue declines at both the Recorded Books and Chelsea House business segments.

Selling, General & Administrative Expense
      Selling, general and administrative expense increased $3.0 million, or 4.6%, to $68.4 million for the year ended December 31, 2003, from $65.4 million for the year ended December 31, 2002. Selling, general and administrative expense as a percentage of revenue increased to 42.2% for the year ended December 31, 2003, from 40.1% for the year ended December 31, 2002. The increase in selling, general and administrative expense year over year was primarily due to a $2.1 million restructuring charge in 2003 related to the consolidation of the warehousing, customer service and order fulfillment functions of Sundance/ Newbridge, Triumph Learning and Chelsea House. The additional $0.7 million year over year increase is due to $1.0 million in other restructuring related expenses in 2003 plus increases in 2003 overhead expenses including payroll, offset by the $2.8 million expense charge of related to our 2002 equity plan that we did not incur in 2003.
      Education Publishing Group. Selling, general and administrative expense for the Education Publishing Group increased $5.4 million, or 16.1%, to $38.9 million for the year ended December 31, 2003, from $33.5 million for the year ended December 31, 2002. Selling, general and administrative expense for Sundance/ Newbridge increased $2.4 million, or 14.6%, due to restructuring costs and increased rent and payroll expense. Selling, general and administrative expense for Triumph Learning increased $2.3 million, or 23.9%, due to restructuring costs, increased commissions on higher revenue and higher payroll costs. Selling, general and administrative expenses for Oakstone increased $0.7 million, or 9.2%, due to payroll increases.
      Library Publishing Group. Selling, general and administrative expense for the Library Publishing Group increased $1.8 million, or 7.7%, to $25.2 million for the year ended December 31, 2003, from $23.4 million for the year ended December 31, 2002. Selling, general and administrative expense for Recorded Books increased $0.8 million, or 4.6%, due to increased payroll and benefits costs, bad debt accrual and implementation costs of a new software system. Selling, general and administrative expense for Chelsea House increased $1.0 million, or 19.0%, due to restructuring costs related to the consolidation of the warehousing, customer service and order fulfillment functions of Sundance/ Newbridge, Triumph Learning and Chelsea House.

      Corporate. Our corporate level general and administrative expense decreased $4.2 million, or 49.4%, to $4.3 million for the year ended December 31, 2003, from $8.5 million for the year ended December 31, 2002. The decrease was due to the charge of $2.8 million in 2002 related to our 2002 equity plan that we did not incur in 2003, a reduction in staffing during the second half of 2002 and the allocation to our segments for 2003 of certain employee medical plan expenses reported at the corporate level in the comparable 2002 year.

Interest Expense and Deferred Financing Charge
      Interest expense increased $1.9 million, or 10.6%, to $19.9 million for the year ended December 31, 2003 from $18.0 million for the year ended December 31, 2002. This increase was primarily due to an increase in our total outstanding debt from $200.6 million as of December 31, 2002, to $239.8 million as of December 31, 2003.
      Cash interest expense increased $4.4 million to $14.3 million for the year ended December 31, 2003, from $9.9 million for the year ended December 31, 2002. The increase in cash interest was the result of the August 20, 2003 refinancing where our old non-cash interest bearing senior subordinated notes were retired, and were replaced with a term loan and senior notes bearing cash interest. Our cash interest bearing outstanding debt was $239.8 million as of December 31, 2003 compared to $142.4 million as of December 31, 2002.
      Interest expense on our old senior subordinated notes due 2009, which was not paid in cash but was added to the aggregate principal amount of the notes, decreased $2.2 million to $5.7 million for the year ended December 31, 2003, from $7.9 million for the year ended December 31, 2002. Our old senior subordinated notes, both the original value of the notes and the accumulated paid in kind interest, were redeemed in the August 20, 2003 refinancing transaction.

Redemption Premiums
      For the year ended December 31, 2003, $9.2 million of redemption premiums were paid and expensed as the old senior subordinated notes due 2009, were redeemed in connection with the August 20, 2003 refinancing transaction.

Goodwill Impairment
      In connection with the adoption of SFAS No. 142 as of January 1, 2002, we recorded a total charge of $48.6 million for goodwill impairment for the year ended December 31, 2002, which was reflected as a cumulative effect of accounting change.

Discontinued Operations
      In November 2002, we initiated a plan to sell our Andrews Communications, LLC subsidiary, which included our Andrews Publishing and Oakstone Legal & Business publishing divisions. The results of operations of Andrews Communications have been classified as a discontinued operation in our consolidated statements of operations. For the year ended December 31, 2003, Andrews Communications had revenue of $2.0 million and a net loss of $0.2 million. For the year ended December 31, 2002, Andrews Communications had revenue of $7.7 million and a net loss of $5.4 million, which included a goodwill impairment charge of $6.7 million. On March 31, 2003 and May 30, 2003, in two separate transactions, we sold the assets of Andrews Communications for a gross aggregate purchase price of $8.0 million and net proceeds of $7.6 million. On May 30, 2003, in conjunction with the second transaction, we recorded a loss on sale of $0.9 million. The net proceeds of the sales were used to pay down debt in accordance with the old senior secured credit facility.
      On July 31, 2002, we sold our subsidiary, Triumph Learning College, for a $3.0 million promissory note, with an effective sales price of $2.6 million after a discount for interest. Triumph Learning College is a publisher of SAT, ACT and PSAT test preparation materials for high school students. The results of operations of Triumph Learning College have been classified as a discontinued operation in our consolidated statements of operations. For the year ended December 31, 2002, Triumph Learning College had revenue of $0.8 million and a net loss of $2.0 million.
      In March 2002, we adopted a formal plan to discontinue the operations of our Triumph Learning Software business, which was completed on July 31, 2002. Triumph Learning Software was in the business of developing state-specific test preparation software for 3rd through 8th grade students. The results of operations of Triumph Learning Software have been classified as a discontinued operation in our consolidated statements of operations. For the year ended December 31, 2002, Triumph Learning Software had a net loss of $2.1 million.
      In December 2001, we adopted a formal plan to discontinue the operations of our subsidiary, The Coriolis Group, LLC, which was completed in 2002. Coriolis published and distributed software certification study guides and technical reference materials for web developers, programmers and professionals. The results of operations of Coriolis have been classified as a discontinued operation in our consolidated statements of operations. For the year ended December 31, 2003, Coriolis had no revenue and net income of $0.2 million. For the year ended December 31, 2002, Coriolis had revenue of $2.1 million and net income of $4.6 million. The majority of the net income reflects the reversal in 2002 of an accrual related to the business exit, as certain contractual obligations and other liabilities of Coriolis were settled for less than anticipated.

Net Income (Loss)
      Net loss decreased $25.9 million to $1.9 million for the year ended December 31, 2003, from a net loss of $27.8 million for the year ended December 31, 2002. The decrease in the loss was primarily due to the $48.6 million goodwill impairment charge recorded during 2002 offset by $2.1 million of restructuring charges in 2003, $9.2 million of redemption premiums paid in connection with our August 20, 2003 refinancing and an additional $3.2 million charge to interest expense for unamortized deferred financing costs related to the August 20, 2003 refinancing, and a decrease in income from operations of discontinued operations.
Liquidity and Capital Resources
      On August 20, 2003, Haights Cross entered into a $30.0 million four-year and nine-month senior secured revolving credit facility and a $100.0 million five-year senior secured term loan, and issued $140.0 million in aggregate principal amount of its 11 3/4% senior notes. The proceeds from the 2003 refinancing transaction were used to repay the old senior secured credit facility and old senior subordinated notes due 2009 and to pay fees associated with the transaction. On February 2, 2004, we completed an offering of 12 1/2% senior discount notes and received net proceeds of $73.7 million. A portion of the proceeds from the issuance were used to repurchase 295,000 outstanding shares of Series B senior preferred stock. In 2004, we used $25.2 million in cash, and issued 3,500 shares of our $1,000 face amount newly authorized Series C preferred stock at a discounted value of $1.1 million in order to purchase Buckle Down Publishing and pay related transaction costs. In December 2004 Haights Cross entered into a new $30.0 million senior secured term loans and received $33.2 million from the issuance of additional 11 3/4% Senior Notes. Also in 2004, we used $52.7 million in cash to acquire Options Publishing and pay related transaction costs. As of December 31, 2004, the available borrowing capacity under the senior secured revolving credit facility, limited by certain restrictive covenants and financial ratio requirements, was approximately $5.8 million. We may incur additional debt to finance future acquisitions.
      Our cash and cash equivalents increased by $46.2 million for the twelve months ended December 31, 2004, to $78.6 million, from $32.4 million as of December 31, 2003 due primarily to the receipt of the net proceeds from our 12 1/2% senior discount notes on February 2, 2004 and the net proceeds from our additional 11 3/4% senior note and senior secured term loan on December 10, 2004. Cash and cash equivalents increased by $29.7 million for the year ended December 31, 2003 to $32.4 million from $2.7 million on December 31, 2002.

Cash Flows
      Net cash provided by operating activities was $25.2 million for the twelve months ended December 31, 2004 in comparison to net cash provided of $32.1 million for the twelve months ended December 31, 2003. The decrease was primarily due to a decrease in income from operations, and an increase in cash interest paid in 2004.
      Net cash used in investing activities was $95.8 million for the twelve months ended December 31, 2004 in comparison to net cash used of $9.5 million for the twelve months ended December 31, 2003. The increase in cash used was primarily due to $25.2 million of cash used towards the purchase of Buckle Down Publishing in April 2004 and the $52.7 million of cash used towards the purchase of Options Publishing in December 2004. Net cash used in investing activities for the year ended December 31, 2003 includes $7.6 million in aggregate proceeds received from the sale of Andrews Communications.
      Net cash provided by financing activities was $116.6 million for the twelve months ended December 31, 2004 in comparison to net cash provided of $6.8 million for the twelve months ended December 31, 2003. The increase was due to $73.7 million of cash provided from the completion of the 12 1/2% senior discount notes offering on February 2, 2004 and the $63.2 provided by the issuance of additional 11 3/4% senior notes and the new senior secured term loan in December 2004. We used $14.0 million of the proceeds from the 12 1/2% senior discount note offering to repurchase 295,000 outstanding shares of Series B senior preferred stock, at a price equal to 99% of its liquidation value of $14.1 million.
Capital Expenditures
      Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the year ended December 31, 2004, we had $14.5 million of pre-publication expenditures compared to $14.1 million during the year ended December 31, 2003. We plan expenditures of approximately $23.0 million for pre-publication costs in 2005, which reflects a full year of pre-publication expenditures in 2004 related to Buckle Down Publishing and Options Publishing, and a significant increase at Triumph Learning as this business must revise a substantial portion of their product offering as a result of No Child Left Behind new test requirements. This level of spending is intended to support our core successful products and allow for the development of new products.
      Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the year ended December 31, 2004 we had $3.4 million of property, building and equipment expenditures. This level of spending allowed for our planned implementation of an ERP system at our Recorded Books business, a software conversion at out shared services facility in Northborough, Massachusetts, a full office move for our Triumph Learning business and general additions to furniture, fixtures and equipment for both our newly acquired Buckle Down Publishing and our existing businesses. We plan expenditures of approximately $3.0 million for property and equipment in 2005. For the years ended December 31, 2003 we had $3.0 of property, building and equipment expenditures. This level of spending is based on the consolidation of the warehousing, customer service and order fulfillment functions of our Sundance/ Newbridge, Triumph Learning and Chelsea House businesses into a single facility and the implementation of a new Recorded Books fulfillment and financial software system as well as general additions to furniture, fixtures and equipment.
Liquidity
      In connection with the December 10, 2004 offering of senior notes, Haights Cross entered into a new $30.0 million senior secured term loan which increased its borrowings under senior secured term loans to $128.8 million. The senior secured term loans incur interest at variable rates. On December 31, 2004, borrowings under the existing senior secured term loan incurred interest at rates of 5.5% on the $30.0 million from the December 10, 2004 transaction and 6.5% on the $98.8 million outstanding from the August 20, 2003 transaction.

      We are highly leveraged and have significant debt service obligations. Our primary sources of liquidity are cash flow from operations and available borrowings under the senior secured revolving credit facility. We expect that ongoing requirements for debt service, working capital, capital expenditures and permitted business acquisitions will be funded from these sources.
      Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
      While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under the senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior secured revolving credit facility, will be adequate to meet our future liquidity needs for the next three years. In addition, from time to time as needs arise, with respect to future acquisitions or other general corporate purposes, which may include the repayment of the senior secured term loans, we may seek to raise additional capital through the issuance, in registered offerings or in private placements, of debt or equity securities on terms to be determined at the time of such issuances.
Contractual Obligations and Commitments
      The following table summarizes our contractual cash obligations (including interest) as of December 31, 2004:

	Payments Due by Period

	Less Than	1-2	3-5	After
Contractual Obligations	1 Year	Years	Years	5 Years	Total

		(In thousands)
Operating leases	$2,788	$2,246	$4,076	$—	$9,110
Senior secured term loans(1)	9,338	9,256	139,879	—	158,473
Senior notes	19,975	19,975	59,925	209,950	309,825
Senior discount notes	—	—	8,438	169,406	177,844
Series B senior preferred(2)	—	—	—	192,858	192,858

Total	$32,101	$31,477	$212,318	$572,214	$848,110

(1)	The senior secured term loans are floating rate instruments. The interest for this schedule was calculated using year end rates. A one percent increase in interest rates would result in payments of $10,621, $10,526, $142,069 in less than 1 year, 1-2 year, and 3-5 year respectively, for the senior secured term loans.

(2)	Series B senior preferred is presented at the December 31, 2004 liquidation value.
Seasonality and Quarterly Results of Operations
      Our business is subject to seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. In addition, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library and consumer purchasing decisions; the unpredictable funding of schools and libraries by federal, state and local governments; consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; and the timing of introductions of new products.
      The following table sets forth selected unaudited quarterly statements of operations information for the periods presented. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

	Year Ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Dollars in thousands)
Revenue	$38,127	$44,109	$42,082	$37,725
Income from operations	7,244	9,598	9,322	6,928
Net (loss) income	2,275	3,560	(8,643)	942

	Year Ended December 31, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)

	(Dollars in thousands)
Revenue	$39,563	$50,892	$48,713	$43,070
Income from operations	6,764	9,080	10,766	2,848
Net (loss)	(5,314)	(3,210)	(1,954)	(12,103)

(1)	The fourth quarter of 2004 income from operations was impacted by seasonally lower revenues, investments in marketing and sales initiatives, an increase in our inventory obsolescence reserves, additional cost of public company filings and our Sarbanes Oxley implementation. The fourth quarter Net loss was impacted by the lower income from operations and higher amortization of pre-publication costs due to increased investment and increased amortization of intangibles impacted by our Buckle Down Publishing and Options Publishing acquisitions.
Inflation
      Inflation has not had a significant impact on our operations in the past two years. We do not expect inflation to have a significant impact on our consolidated results of operations or financial condition in the foreseeable future.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment,” which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends FASB No. 95, “Statement of Cash Flows.” Generally, the approach to accounting in SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as based on their fair values. We adopted SFAS No. 123 effective January 1, 2002, and will continue to apply the minimum-value method in future periods to awards outstanding prior to July 1, 2005 which will be the date upon which we will adopt SFAS No. 123(R). All awards granted, modified or settled after the date of adoption shall be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123(R). As such, while the adoption as of July 1, 2005 is not expected to have a material effect on our financial results or condition, we cannot predict the future impact of such adoption.
      On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS No. 150 remain subject to existing guidance (e.g., EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in, a Company’s Own Stock, Accounting Series Release 268, Redeemable Preferred Stocks).

      SFAS No. 150 is only the first phase of the FASB’s Liabilities and Equity Project. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 generally requires liability classification for two broad classes of financial instruments, including mandatorily redeemable equity instruments.
      SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle (application by retroactive restatement is precluded). The exception to the above transition requirements is for mandatorily redeemable instruments of certain nonpublic companies, to which the provisions of SFAS No. 150 have been deferred indefinitely. The indefinite deferral does not apply to SEC registrants, including a registrant, like us, that does not have public equity but has public debt registered with the SEC. For these companies, SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. Early adoption of SFAS No. 150 is not permitted.
      The adoption of SFAS No. 150 requires that the our Series B senior preferred stock be classified as debt on our consolidated balance sheet because it is mandatorily redeemable at a fixed and determinable date. Dividends and accretion related to the Series B senior preferred stock, which previously had been recorded below net income (loss) as a charge in determining net income (loss) available to common stockholders, has been charged to interest expense in the accompanying audited consolidated statement of operations since the January 1, 2004 adoption of this standard. Our Series A preferred stock and Series C preferred stock, which are redeemable beginning in the year 2019 and 2012, respectively, are redeemable at the option of the holders and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Company’s Series A preferred stock or Series C preferred stock.
      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”). FIN No. 46 significantly changes whether entities included in its scope are consolidated by their sponsors, transferors, or investors. FIN No. 46 introduces a new consolidated model — the variable interest model — which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation.
      FIN No. 46’s consolidation provisions apply immediately to variable interests in variable interest entities (VIEs) created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 (July 1, 2003 for calendar year-end companies) to VIEs in which a public company holds a variable interest that it acquired before February 1, 2003. FIN No. 46’s consolidation requirements also apply to nonpublic enterprises, but the consolidation provisions relating to pre-January 31, 2003 VIEs do not apply until the end of the first fiscal year that begins after June 15, 2003. FIN No. 46 has no grandfathering provisions. The adoption of FIN No. 46 did not have any effect on our consolidated financial statements.
Risks Factors
      This form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management’s beliefs and assumptions made by, and information currently available to, management. When used herein, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will be”, “will result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Our net losses from operations may continue.
      We have experienced net losses since inception. During these periods, we have been highly leveraged. Our losses have resulted primarily from interest payments on acquisition financing, amortization of goodwill associated with acquisitions, other related acquisition and financing costs, and depreciation and other amortization. We expect to continue to incur similar substantial charges and to continue to incur additional net losses in the future. We cannot assure you that we will generate net profits from operations in the future.

A decrease in funding of schools and libraries by federal, state and local governments could reduce our sales and profits.
      During 2004, we derived 70.6% of our revenue from schools, school districts and school and public libraries. These institutions depend on funding from federal, state and local governments to purchase our products. Many state and local governments have faced, and continue to face, substantial budget deficits and limitations that have severely reduced this funding. These budget crises have reduced our sales and profits and may continue to do so in the future. Government budget policies, together with the slow and unpredictable nature of the government appropriations process may also adversely affect the availability of funding. Curtailments, delays or reductions in the funding of schools or libraries could delay or reduce our revenue. This is partly because, in the absence of such funding, schools may not have sufficient capital to purchase our products or services. Accordingly, any substantial reduction in governmental funding earmarked for education or library materials could have a material adverse effect on our sales.
      Although we believe most of our customers are not dependent on a single source of funding, many of our customers depend on government funding. Funding difficulties experienced by schools and libraries could also cause those institutions to be more resistant to price increases in our products, compared to other businesses that might better be able to pass on price increases to their customers.

Our business is seasonal and our operating results may fluctuate.
      Our business is subject to seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. In addition, our quarterly results of operations have fluctuated in the past, and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library and consumer purchasing decisions; the unpredictable funding of schools and libraries by federal, state and local governments; consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; and the timing of introductions of new products.

Possible infringement of our intellectual property rights could cause us to lose revenue and could damage our trademarks.
      We rely on copyrights and, in certain cases, trademarks to protect our products. Effective trademark and copyright protection may be unavailable or limited, or may not be applied for. We cannot be certain that the steps we have taken to protect our intellectual property rights, including registering our copyrights, trademarks and our domain names, will be adequate or that third parties will not infringe or misappropriate our proprietary rights. For instance, given the global reach of the Internet, our copyrighted works, trademarks and other forms of intellectual property could be displayed in countries that offer inadequate intellectual property protection. Any such infringement or misappropriation could materially adversely affect our future financial results and our ability to operate our business.

We may have to defend against intellectual property infringement claims and other claims which may cause us to incur substantial costs and may divert management attention.
      Although we believe that our products do not infringe on the intellectual property rights of others, other parties may assert claims that we have violated or infringed on a copyright, trademark or other proprietary right belonging to them. We license third-party content to create some of our products. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claims by a third party that the licensed content infringes other proprietary rights. We cannot assure you that these provisions will be adequate to protect us from infringement claims. In addition, in some cases we buy products created by third parties from distributors and re-package and redistribute such products without a license or other permission from the third party creators. While we believe that the manner in which we license third party content to create our products, as well as the manner in which we purchase third party products and re-package and redistribute them, complies with applicable trademark and copyright laws, any infringement claims could result in the expenditure of significant financial and managerial resources on our part and, if such claims are finally determined to be meritorious, could materially adversely affect our business, results of operations and financial condition.
      In addition, we may be vulnerable to claims of defamation, negligence, personal injury or other legal theories relating to the information we publish, including content licensed from third parties. Our insurance, which covers commercial general liability, may not adequately protect us against these types of claims. Furthermore, if such claims are successful, we may be required to alter our products, pay financial damages or obtain licenses from others.

Our management has broad discretion over the application of cash and cash equivalents on hand, and investors will not have the opportunity to evaluate information concerning the application of such amounts.
      As of December 31, 2004, we had on hand cash and cash equivalents of approximately $78.6 million. Our management has broad discretion as to the use and allocation of such cash and cash equivalents, and investors will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in the application of such cash and cash equivalents.

Our business results could be adversely affected if we lose our key personnel.
      Our company is dependent on the continued services of our senior management team, including the senior management of our operating subsidiaries. The loss of our key personnel could have a material adverse effect on our business, operating results or financial condition. We do not maintain key man insurance on our key personnel.

Growth of multimedia products may compete with and reduce our publishing activities.
      The traditional media platform is being increasingly challenged by the growing body of multimedia products. Multimedia products serve as ancillary tools to traditional publishing mediums such as print but can also serve as stand-alone interactive tools replacing traditional publishing mediums. The continued growth of multimedia products may detract from the viability of our traditional publishing activities.

Technological changes may reduce our sale of products and services.
      Both the traditional publishing industry and the online services industry continue to experience technological change. The publishing industry continues to evolve from traditional mechanical format printing to full digital printing. The inability to keep pace with the new technologies and standards in the print industry could negatively impact the competitiveness of our products. Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by producing and marketing enhancements to our products and services that respond to technological changes or customer requirements. We may be required to invest significant capital in additional technology in order to remain competitive. In addition, the provision of online services is characterized by continuing improvements in technology that results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. A failure on our part to effectively manage a product transition will directly affect the demand for our products and the profitability of our operations.

We may be unable to compete successfully in our highly competitive industry.
      Our businesses operate in highly competitive markets. Many of our competitors are larger and have greater financial resources than us. We cannot assure you that we will be able to compete effectively with these other companies in the future, and if we are unable to compete effectively, our financial condition and results of operations will be materially adversely affected.

Our business may be adversely affected by an increase in paper and postage costs.
      The price of paper constitutes a significant portion of our costs relating to our print products and direct mail solicitations. Significant increases in the price of paper may have an adverse effect on our future results although we have in the past been able to implement measures to offset such increases. Postage for product distribution and direct mail solicitations is also one of our significant expenses. While we distribute many of our products under a contract with the United Parcel Service, shipping and postage costs increase periodically and can be expected to increase in the future. While we seek to pass these costs along to our customers, competitive and market pressures may prevent us from doing so.

We may be unable to successfully complete acquisitions and our acquisitions may divert management attention from operating our business.
      We intend to continue to seek opportunities for future expansion, but we cannot assure you that we will be able to identify, negotiate and consummate acquisitions on attractive terms, nor can we assure you that we will successfully identify, complete or integrate additional acquisitions, or that the acquired businesses will perform as expected or contribute significant sales or profits to us. We may face increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on terms favorable to us.
      Our acquisitions may place substantial demands upon our senior management, which may divert attention from current operations. A decrease in attention devoted to operations could adversely impact the management of our existing businesses. In addition, we could have difficulty assimilating the personnel and operations of acquired companies and could experience disruption of our ongoing businesses due to a diversion of management time and other resources to the integration of these acquired businesses.

Our controlling equity holder may have interests that conflict with your interests.
      Media/ Communications Partners III Limited Partnership and its affiliates beneficially own 71.7% of Haights Cross Communications’ common stock. This fund can therefore direct our policies and can select a majority of Haights Cross Communications’ directors. The interests of Media/ Communications Partners III Limited Partnership and its affiliates may conflict with the interests of our other investors.
      Media/ Communications Partners III Limited Partnership and its affiliates make investments in media businesses and businesses that support or enhance media properties, including publishing businesses. Media/ Communications Partners III Limited Partnership and its affiliates may at any time own controlling or non-controlling interests in media and related businesses, including publishing businesses, some of which may compete with us. Media/ Communications Partners III Limited Partnership and its affiliates may identify, pursue and consummate acquisitions of or investments in publishing businesses that would be complementary to our business. If this were to occur, these acquisition opportunities would not be available to us.
      Certain changes in Media/ Communications Partners III Limited Partnership’s beneficial ownership interest in us would constitute a change of control under the senior secured revolving credit facility, the senior secured term loans, the indentures governing the senior notes and our other agreements and obligations. Any change of control could result in an event of default or otherwise require us to make an immediate payment under such agreements and obligations and we may not have the funds to do so.

Our substantial leverage may adversely affect our ability to operate our business, place us at a competitive disadvantage in our industry and prevent us from meeting our obligations with respect to the notes.
      We are highly leveraged and have significant debt service obligations. As of December 31, 2004, we had total indebtedness of $497.5 million. For the year ended December 31, 2004, our earnings were inadequate to cover fixed charges by $20.8 million. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

•	we are required to use a substantial portion of our cash flow from operations to pay interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;

•	our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements; and

•	our substantial leverage may make it more difficult for us to satisfy our obligations with respect to the notes.

The terms of our indebtedness impose operational and financial restrictions on us.
      The senior secured revolving credit facility, the senior secured term loans and the indentures governing the senior notes and the senior discount notes contain various provisions that limit our management’s discretion by restricting our ability to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	enter into a sale and leaseback transactions;

•	incur liens;

•	engage in mergers, acquisitions and asset sales;

•	enter into transactions with affiliates;

•	make capital expenditures;

•	amend or otherwise alter debt and other material agreements; and

•	alter the business we conduct.
      The senior secured revolving credit facility also requires us to meet specified financial ratios. If we do not comply with the restrictions in the senior secured revolving credit facility, the senior secured term loans, the indentures governing the senior notes and the senior discount notes or any of our other financing agreements, a default may occur. This default may allow our creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to provide us with further funds.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income. We regularly assess these risks and have established policies and business practices to protect against the adverse effect of these and other potential exposures.
      We utilize cash from operations and short-term borrowings to fund our working capital and investment needs. Cash balances are normally invested in high-grade securities with terms shorter than three months. Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.
      Market risks relating to our operations result primarily from changes in interest rates. To reduce the impact of increases in interest rates, we may, in the normal course of business, enter into certain derivative instruments to hedge such changes. However, we do not consider the impact of interest rate fluctuations to represent a significant risk.
      We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transactions denominated in foreign currency. As a result, we do not hedge the exposure to these changes, and the impact on our results of operations from foreign currency fluctuations has been de minimus.
      We have available a $30.0 million senior secured revolving credit facility as a source of financing for our working capital requirements subject to certain restrictive covenants that can reduce the available aggregate borrowings under the facility. As of December 31, 2004, the available borrowing capacity under the senior secured revolving credit facility, limited by such restrictive covenants, was approximately $5.8 million. Borrowings under this revolving credit agreement bear interest at variable rates based on LIBOR plus an applicable spread. As of December 31, 2004, there were no borrowings outstanding under this credit facility.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of
Haights Cross Communications, Inc.
      We have audited the accompanying consolidated balance sheets of Haights Cross Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haights Cross Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill, and effective January 1, 2004, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

Ernst & Young, LLP
New York, New York
March 14, 2005

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$78,581	$32,389
Accounts receivable, net	21,299	16,459
Inventory, net	24,227	22,150
Direct response advertising costs — current portion, net	2,797	2,431
Prepaid royalties	5,302	5,342
Prepaid expenses and other current assets	3,500	2,908

Total current assets	135,706	81,679
Pre-publication costs, net	41,746	28,197
Direct response advertising costs, net	6,620	6,504
Property and equipment, net	10,138	7,098
Goodwill	166,179	125,005
Intangible assets, net	20,988	—
Deferred financing costs, net	16,589	13,944
Other assets	1,737	3,095

Total assets	$399,703	$265,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$26,051	$18,449
Accrued interest	8,387	6,742
Deferred subscription revenue	12,341	13,272
Current portion of long term debt	1,300	1,000

Total current liabilities	48,079	39,463
Long term liabilities:
Senior secured term loan	127,450	98,750
11 3/4% senior notes	173,122	140,000
12 1/2% senior discount notes	82,270	—
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (approximate aggregate liquidation value as of December 31, 2004 of $110,670)	108,706	—
Deferred gain on Series B cancellation and other long term liabilities	4,637	—

Total long term liabilities	496,185	238,750
Commitments(Note 14)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (approximate aggregate liquidation value as of December 31, 2004 of $33,566)	35,627	34,299
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,400,000 shares issued and outstanding (approximate aggregate liquidation value as of December 31, 2003 of $113,428)	—	109,364
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (approximate aggregate liquidation value as of December 31, 2004 of $3,625)	1,255	—

Total redeemable preferred stock	36,882	143,663
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,000,000 shares issued and outstanding	20	20
Accumulated other comprehensive income	526	299
Accumulated deficit	(181,989)	(156,673)

Total stockholders’ deficit	(181,443)	(156,354)

Total liabilities and stockholders’ deficit	$399,703	$265,522

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenue	$182,238	$162,043	$163,142
Costs and expenses:
Cost of goods sold	58,020	49,200	50,326
Marketing and sales	41,035	35,463	33,016
Fulfillment and distribution	14,270	11,695	10,408
General and administrative	23,760	19,092	22,106
Restructuring charges	808	2,140	(125)
Amortization of pre-publication costs	11,804	9,137	7,006
Depreciation expense and amortization of intangibles	3,083	2,224	2,017

Total costs and expenses	152,780	128,951	124,754

Income from operations	29,458	33,092	38,388
Other (income) expense:
Interest expense	48,194	19,928	17,993
Interest income	(777)	(250)	(79)
Amortization and writeoff of deferred financing costs	2,937	5,215	1,560
Redemption premiums	—	9,236	—
Other (income) expense	(74)	113	(178)

Total other expenses	50,280	34,242	19,296

Income (loss) before provision for income taxes, discontinued operations and cumulative effect of accounting change	(20,822)	(1,150)	19,092
Provision for income taxes	47	—	—

Income (loss) before discontinued operations and cumulative effect of accounting change	(20,869)	(1,150)	19,092
Discontinued operations:
Income from operations of discontinued operations	—	195	3,444
Loss on disposal of discontinued operations	(1,712)	(911)	(1,678)

Income (loss) before cumulative effect of accounting change	(22,581)	(1,866)	20,858
Cumulative effect of accounting change	—	—	(48,610)

Net loss	$(22,581)	$(1,866)	$(27,752)
Preferred stock dividends and accretion	(2,735)	(17,472)	(16,781)

Net loss available to common stockholders	$(25,316)	$(19,338)	$(44,533)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Accumulated
	Common Stock		Other		Total
			Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Income	Deficit	Deficit

	(In thousands)
Balance as of January 1, 2002	20,000	$20	$—	$(90,974)	$(90,954)
Net loss	—	—	—	(27,752)	(27,752)
Preferred stock dividends and accretion	—	—	—	(16,781)	(16,781)
Stock option compensation	—	—	—	52	52

Balance as of December 31, 2002	20,000	20	—	(135,455)	(135,435)
Comprehensive loss: Net loss	—	—	—	(1,866)	(1,866)
Foreign currency translation adjustment	—	—	299	—	299

Total comprehensive loss					(1,567)
Cancellation of Series A preferred stock warrants	—	—	—	(1,880)	(1,880)
Preferred stock dividends and accretion	—	—	—	(17,472)	(17,472)

Balance as of December 31, 2003	20,000	20	299	(156,673)	(156,354)
Comprehensive loss: Net loss	—	—	—	(22,581)	(22,581)
Foreign currency translation adjustment	—	—	227	—	227

Total comprehensive loss					(22,354)
Preferred stock dividends and accretion	—	—	—	(2,735)	(2,735)

Balance as of December 31, 2004	20,000	$20	$526	$(181,989)	$(181,443)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net loss	$(22,581)	$(1,866)	$(27,752)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Goodwill impairment charges	—	—	48,610
Loss on sale of business	—	911	1,678
Redemption premiums	—	9,236	—
(Income) loss from discontinued operations — non-cash	1,712	—	(4,600)
Non-cash interest expense	24,704	5,670	7,945
Allowance for doubtful accounts and obsolescence	7,065	4,536	2,592
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	14,888	11,361	9,023
Amortization of deferred financing costs	2,937	2,027	1,560
Write-off of deferred financing costs	—	3,188	—
Other non-operating income — non-cash	(136)	113	(126)
Changes in operating assets and liabilities:
Accounts receivable	(6,184)	110	(3,165)
Inventory	(2,296)	(1,318)	(2,405)
Prepaid expenses, royalty advances and other current assets	(418)	(2,013)	(3)
Direct response advertising costs	(482)	(549)	259
Other assets	(478)	(469)	(29)
Accounts payable, accrued and other liabilities	5,729	(4,672)	(1,013)
Accrued interest	1,646	6,509	—
Deferred subscription revenue	(932)	(390)	132
Assets and liabilities held for sale, net	—	(238)	187

Net cash provided by operating activities	25,174	32,146	32,893

Investing activities
Additions to pre-publication costs	(14,489)	(14,051)	(12,418)
Additions to property and equipment	(3,398)	(2,977)	(2,044)
Additions to intangible assets	(29)	—	—
Acquisitions, net of cash acquired	(77,896)	—	—
Proceeds from sale of businesses	—	7,550	—
Proceeds from sale of assets	34	21	—

Net cash used in investing activities	(95,778)	(9,457)	(14,462)

Financing activities
Proceeds from 12 1/2% senior discount notes	73,653	—	—
Proceeds from 11 3/4% senior notes	33,150	140,000	—
Proceeds from floating rate term loan	30,000	100,000	—
Repayment of floating rate term loan	(1,000)	(250)	—
Proceeds from senior credit facility	—	12,000	4,425
Repayment of senior credit facility	—	(154,350)	(26,725)
Repayment of subordinated notes	—	(75,211)	—
Repurchase of Series B Senior preferred stock	(13,999)	—	—
Additions to deferred financing costs	(5,235)	(15,391)	(914)

Net cash (used in) provided by financing activities	116,569	6,798	(23,214)

Effect of exchange rates on cash	227	201	—
Net increase(decrease) in cash and cash equivalents	46,192	29,688	(4,783)
Cash and cash equivalents at beginning of year	32,389	2,701	7,484

Cash and cash equivalents at end of year	$78,581	$32,389	$2,701

Supplemental disclosure
Cash paid during the year for:
Interest	$21,855	$7,517	$9,968
Non-cash investing activity:
Sale of business in exchange for note	$—	$—	$2,624
See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(In thousands)

1.	Nature of Business and Organization
      Haights Cross Communications, Inc. (the “Company”), a Delaware corporation, was formed in January 1997 to create and build an education and library publishing business. On January 21, 2004, the Company became subject to Section 15(d) of the Securities Exchange Act of 1934, as amended.
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
      Our business is subject to seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. In addition, our quarterly results of operations have fluctuated in the past, and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library, and consumer purchasing decisions, unpredictable funding of schools and libraries by Federal, state, and local governments, consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products.
      The following table summarizes the Company’s segments as of December 31, 2004:

Segments	Products and Markets

Sundance/ Newbridge Educational Publishing	Under the Sundance brand, Sundance/Newbridge publishes. educational materials for shared reading, guided reading, independent reading, phonics and comprehension skills for students in kindergarten through 9th grade, and markets non-proprietary, supplemental literature products for students in grades K-12. Under the Newbridge brand, Sundance/Newbridge publishes non-fiction, guided reading materials and teachers’ guides in the content areas of standards-based science, social studies and math for students in pre-kindergarten through 5th grade. Options Publishing is also reported under the Sundance/Newbridge segment since acquisition and this business publishes educational materials for K-8 students who need additional help in the areas of reading, writing, math, science and parental involvement.
Triumph Learning	Triumph Learning is a publisher of state-specific test preparation materials in print form for the K-12 market which it sells directly to educators, schools and school systems under both the Triumph and Buckle Down brands. Buckle Down has been reported within the Triumph segment since acquisition.
Oakstone Publishing	Oakstone offers monthly, subscription-based programs comprised of summaries and critical reviews of medical journal articles. Oakstone produces titles in audio, print, electronic and Web formats that enable its customers, which consist predominately of doctors, to maintain current knowledge and/or obtain continuing medical education credits for licensing and hospital affiliation purposes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments	Products and Markets

Recorded Books	Recorded Books, which we believe is the largest publisher and marketer of unabridged, spoken word audiobooks in the United States and the United Kingdom public library market, records and publishes unabridged audiobooks, across multiple genres, including mysteries, histories, classics, inspirational, westerns, romance, sports and other topics. Recorded Books supplements its proprietary title list by distributing non-proprietary titles, including certain titles in abridged form. Recorded Books sells its products to public and school libraries, retail bookstores and direct to consumers.
Chelsea House Publishers	Chelsea House creates and publishes hard-cover, non-fiction books for children and young adults, which are sold to public and school libraries located throughout the United States. Chelsea House’s titles are typically published in a series, providing a mechanism for recurring sales as new editions are released.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions include management’s judgment related to the collectability of accounts receivable, sales returns reserves, inventory obsolescence reserves, the lives and recoverability of deferred marketing costs, the lives and recoverability of pre-publication costs, deferred tax valuation allowances, useful lives of fixed assets and long-lived assets and impairments of goodwill and long lived assets. Actual results may differ from those estimates.

Concentrations of Credit Risk
      Concentrations of credit risk with respect to trade accounts receivable are diversified due to the number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. Customers are concentrated in the educational and professional markets. No single customer accounted for more than 3% of revenue.

Fair Value and Credit Risk of Financial Instruments
      All current assets and liabilities are carried at cost, which approximates fair value due to the short-term maturities of those instruments. The fair value of the company’s 11 3/4% senior notes and 12 1/2% senior discount notes are estimated based on market quotes. The Company’s senior secured term loan is a floating rate instrument and fair value is equal to carrying value. Management believes it is impractical to estimate the fair value of the Company’s Series B senior preferred stock.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimated fair values of the Company’s long term debt instruments are as follows:

	December 31, 2004

	Carrying	Fair
	Value	Value

Senior secured term loan	$127,450	$127,450
11 3/4% senior notes	173,122	192,950
12 1/2% senior discount notes	82,270	89,100

Cash Equivalents
      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition
      Revenue from books and other non-subscription products and the related cost of sales are recognized upon the shipment of the product to the customer, net of allowances for estimated returns, which are estimated based on historical experience by product type. Products are shipped FOB shipping point and collectability is reasonably assured at the time of shipment. Subscription revenue is deferred and is recognized as the subscription is fulfilled, which is generally over a one year period. Short term rental revenue for audio books is recognized at the time of the rental and audio book lease revenue is deferred and recognized ratably over the term of the lease.

Shipping and Handling
      Shipping and handling costs charged to customers are included in fulfillment and distribution expenses, while fees charged to customers for shipping and handling are included in revenue in the accompanying consolidated statements of operations. The Company incurred approximately $5.1 million, $4.3 million and $4.1 million in shipping and handling costs for the years ended December 31, 2004, 2003 and 2002, respectively.

Inventory
      Inventory consists primarily of books, audiotapes and compact disks, which are valued at the lower of cost or market as determined by the first-in, first-out method. Provisions for losses on slow moving merchandise have been recorded, where applicable.

Prepaid Royalties
      Royalty advances are recorded as cash is advanced to authors and are expensed as related revenues are earned by authors or when future recovery appears doubtful.

Advertising
      Advertising expenses relating to book and non-subscription publishing operations are expensed as incurred. The Company incurred approximately $0.9 million, $0.6 million and $0.6 million in advertising expenses for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in marketing and sales expenses in the accompanying consolidated statements of operations.
      Direct response advertising costs are incurred to elicit sales from customers who can be shown to have responded specifically to the advertising, which results in probable future economic benefits. Direct response advertising costs consist primarily of promotional mailings. These costs are capitalized and the net recover-

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ability is evaluated on a product-by-product basis. Direct response advertising costs are amortized on an accelerated basis over the estimated life of the subscriber, up to 5 years. Generally, 80% of these costs are amortized in the first two years. Amortization of direct response advertising is included in marketing and sales expense in the accompanying consolidated statements of operations.
      Catalog costs, which primarily consist of the cost to produce and distribute catalogs, are initially capitalized and expensed over their useful lives, not to exceed 18 months, and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
      Prepaid marketing materials include printed promotional marketing pieces which are initially capitalized and expensed upon mailing and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Pre-publication Costs
      The Company capitalizes pre-publication costs incurred in the creation of a publication. Such costs primarily include editorial, pre-press, artwork, photography, master tapes, external pre-publication and certain internal costs. These costs are amortized over the estimated life cycle of the book or product, based upon similarly existing products, for periods ranging from two to five years. Costs determined to be unrecoverable are written off.

Property and Equipment
      Furniture, equipment and leasehold improvements are stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally ranging from three to seven years. Maintenance and repairs are charged to operations as incurred. Buildings are depreciated over 30 years, and leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the lease. The Company capitalizes internal use software in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs are amortized over an estimated useful life ranging from two to five years.

Goodwill
      Goodwill represents the excess of net acquisition cost over the estimated fair value of net assets acquired of purchased companies. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is subject to an annual impairment test which the company performs as of October 1, and an interim test, if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The impairment test is a two-step process. First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. For purposes of estimating the fair value of the reporting unit, the Company uses a discounted cash flow approach. Any goodwill impairment charges are reported as a reduction of income from operations.
      In 2002, the Company recorded impairment charges for goodwill (see Notes 8 and 16). The Company performed the annual impairment test on October 1, 2004, and determined that the carrying value of our goodwill at that date was not impaired.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under SFAS No. 144, impairment is recognized for long-lived assets when the carrying value exceeds the long-lived asset’s estimated future undiscounted cash flows. The company performs an annual evaluation of the recoverability of its pre-publication and direct response advertising costs.

Stock-Based Compensation
      The Company has a stock option plan pursuant to which stock options are granted for a fixed number of shares to employees of the Company with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise price of options issued under the plan are determined by the Company’s Board of Directors using commonly employed valuation methods for the market in which the Company operates. Awards under the Company’s plan generally vest over three years.
      On January 1, 2002, the Company prospectively adopted the fair value method of accounting for stock options under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to all new awards granted to employees beginning January 1, 2002. Under the fair value method, compensation expense for options is measured at the grant date based on the value of the award as determined using the minimum value method, and is recognized over the vesting period of the grant.
      For the years ended December 31, 2004 and 2003, the Company did not recognize compensation expense related to the grant of stock options. For the year ended December 31, 2002, the Company recognized $0.1 million in compensation expense relating to the grant of stock options, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
      Since the Company’s common stock is not publicly traded, the value of the options granted was measured using the minimum value method with the following weighted average assumptions for the years ended December, 31.

	2004	2003	2002

Risk free interest rate	4.25%	3.79%	3.79%
Expected dividend yield	0%	0%	0%
Expected lives	6 years	6 years	6 years
      The weighted average fair value per share of options granted was $0, $0 and $0.18 for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes
      The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Foreign Currency Translation
      The Company has determined that the functional currency of its foreign subsidiary is the subsidiary’s local currency. The assets and liabilities of this subsidiary are translated at the applicable exchange rate as of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Gains and losses on inter-company transactions are recorded in operating expenses and have not been material for the periods presented. The assets and liabilities of the Company’s foreign subsidiary were immaterial as of December 31, 2004 and 2003.

Reclassification
      Certain prior year amounts have been reclassified to conform to the current year presentation, principally related to the consolidated statements of cash flows.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment,” which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends FASB No. 95, “Statement of Cash Flows.” Generally, the approach to accounting in SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as based on their fair values. The Company adopted SFAS No. 123 effective January 1, 2002, and will continue to apply the minimum-value method in future periods to awards outstanding prior to July 1, 2005 which will be the date which the Company will adopt SFAS No. 123(R). All awards granted, modified or settled after the date of adoption shall be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123(R). As such, while the adoption as of July 1, 2005 is not expected to have a material effect on the financial results or condition of the Company we cannot predict the future impact of such adoption.
      On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer’s own shares that are not within the scope of SFAS No. 150 remain subject to existing guidance (e.g., EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in, a Company’s Own Stock, Accounting Series Release 268, Redeemable Preferred Stocks).
      SFAS No. 150 is only the first phase of the FASB’s Liabilities and Equity Project. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 generally requires liability classification for two broad classes of financial instruments, including mandatorily redeemable equity instruments.
      SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle (application by retroactive restatement is precluded). The exception to the above transition requirements is for mandatorily redeemable instruments of certain nonpublic companies, to which the provisions of SFAS No. 150 have been deferred indefinitely. The indefinite deferral does not apply to SEC registrants, including a registrant, like the Company, that does not have public equity but has public debt registered with the SEC. For these companies, SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. Early adoption of SFAS No. 150 is not permitted.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The adoption of SFAS No. 150 requires that the Company’s Series B Senior preferred stock be classified as debt on the Company’s consolidated balance sheet because it is mandatorily redeemable at a fixed and determinable date. Dividends and accretion related to the Series B Senior preferred stock, which previously had been recorded below net income (loss) as a charge in determining net income (loss) available to common stockholders, has been charged to interest expense in the accompanying audited consolidated statement of operations since the January 1, 2004 adoption of this standard. The Company’s Series A preferred stock and Series C preferred stock, which are redeemable beginning in the year 2019 and 2012, respectively, are redeemable at the option of the holders and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Company’s Series A preferred stock or Series C preferred stock.
      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”). FIN No. 46 significantly changes whether entities included in its scope are consolidated by their sponsors, transferors, or investors. FIN No. 46 introduces a new consolidated model — the variable interest model — which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation.
      FIN No. 46’s consolidation provisions apply immediately to variable interests in variable interest entities (VIEs) created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 (July 1, 2003 for calendar year-end companies) to VIEs in which a public company holds a variable interest that it acquired before February 1, 2003. FIN No. 46’s consolidation requirements also apply to nonpublic enterprises, but the consolidation provisions relating to pre-January 31, 2003 VIEs do not apply until the end of the first fiscal year that begins after June 15, 2003. FIN No. 46 has no grandfathering provisions. The adoption of FIN No. 46 did not have any effect on our consolidated financial statements.

3.	Acquisitions
      In April 2004, the Company acquired certain assets and assumed certain liabilities of Buckle Down Publishing which has been reported using the purchase method of accounting in the Triumph segment since acquisition. Buckle Down is a state test preparation publisher with products for 13 states. It’s primary product line is Buckle Down, a series of books written to and reviewing the state educational standards assessed on high-stakes state tests. Buckle Down products are developed to specific state standards. The Company acquired Buckle Down to compliment and expand its growing Triumph Learning Segment which provides test-preparation materials to the supplemental education market. The net cost of approximately $26.3 million, consisting of consideration paid to the seller in the form of $24.1 million cash and 3,500 shares of newly authorized Series C preferred stock with a face amount of $1,000 per share and a cumulative 5% per year dividend compounded quarterly with a discounted value of $1.1 million, and transaction costs of $1.1 million. This consideration exceeded the fair value of net assets acquired, resulted in goodwill of approximately $11.7 million. The acquisition price was subject to a working capital adjustment which was settled for $0.1 million during the year and is included in the net cost of $26.3 million.
      In December 2004, the Company acquired certain assets and assumed certain liabilities of Options Publishing which has been reported using the purchase method of accounting in the Sundance/ Newbridge segment since acquisition. Options Publishing develops and creates proprietary supplemental, instructional materials with the focus on students in Kindergarten through grade eight, who need more help after using textbooks. The curriculum areas of reading, writing, math, science, parent involvement intervention and assessment are covered in depth. Options Publishing products complement the Company’s growing educational product lines. The net cost of approximately $52.7 million, consisting of consideration paid to the seller and transaction costs of $1.3 million which exceeded the fair value of net assets acquired, resulted in goodwill of $29.4 million.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective effective dates of the acquisition:

		Options
	Buckle Down	Publishing

Working capital (excluding cash acquired)	$1,769	$1,665
Pre-publication costs	3,600	7,200
Property and equipment	193	1,929
Intangibles	9,000	12,500

Net assets acquired	14,562	23,294
Goodwill recorded	11,717	29,416

Total cost	$26,279	$52,710

      Certain balances recorded in connection with the Options Publishing acquisition are preliminary and when finalized within one year of the respective date of acquisition may result in changes to the assets and liabilities and intangible balances shown above. During the year, the acquisition accounting for Buckle Down Publishing was finalized.

Pro Forma Financial Information
      The following unaudited pro forma financial information includes the actual reported results of the Company, as well as giving effect to the acquisitions , which are presented as if the acquisition had been consummated as of the beginning of the earliest period presented:

			Proforma
	HCC as	Proforma	Options	HCC
	Reported	Buckle Down	Publishing	Proforma

For the Year Ended December 31, 2004
Revenue	$182,238	$2,721	$18,259	$203,218
Cost of goods sold	58,020	634	3,220	61,874
Marketing and sales	41,035	634	6,005	47,674
Fulfillment and distribution	14,270	295	851	15,416
General and administrative	23,760	381	1,443	25,584
Restructuring charges	808	—	—	808
Amortization of pre-publication costs	11,804	540	1,332	13,676
Depreciation expense and amortization of intangibles	3,083	520	1,441	5,044

Income (loss) from operations	29,458	(283)	3,967	33,142
Other income and (expense)	(52,039)	(103)	(5,953)	58,095

Net income/(loss)	$(22,581)	$(386)	$(1,986)	$(24,953)

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	HCC as	Proforma	Proforma	HCC
	Reported	Buckle Down	Options	Proforma

For the Year Ended December 31, 2003
Revenue	$162,043	$10,712	$16,278	$189,033
Cost of goods sold	49,200	2,116	3,734	55,050
Marketing and sales	35,463	—	6,178	41,641
Fulfillment and distribution	11,695	—	322	12,017
General and administrative	19,092	4,849	1,060	25,001
Restructuring charges	2,140	—	—	2,140
Amortization of pre-publication costs	9,137	900	1,440	11,477
Depreciation expense and amortization of intangibles	2,224	694	1,561	4,479

Income from operations	33,092	2,153	1,983	37,228
Other income and (expense)	(34,958)	(1,089)	(6,475)	(42,522)

Net income (loss)	$(1,866)	$1,064	$(4,492)	$(5,294)

4.	Accounts Receivable
      Accounts receivable consists of the following:

	December 31,

	2004	2003

Accounts receivable	$25,091	$20,310
Less allowance for doubtful accounts	3,792	3,851

	$21,299	$16,459

5.	Inventory
      Inventory consists of the following:

	December 31,

	2004	2003

Supplies	$799	$1,015
Work-in-process	783	642
Finished goods	27,133	22,137

	28,715	23,794
Less allowance for obsolescence	4,488	1,644

	$24,227	$22,150

      The company recorded an additional $2.1 million in inventory obsolescence during 2004 due to a change in estimate at the Chelsea House segment. This change was necessitated due to the declining sales performance at that segment.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Pre-publication Costs
      Pre-publication costs consists of the following:

	December 31,

	2004	2003

Pre-publication costs	$90,964	$65,470
Less accumulated amortization	49,218	37,273

	$41,746	$28,197

      Amortization of pre-publication costs for the years ended December 31, 2004, 2003 and 2002 was $11.8 million, $9.1 million and $7.0 million, respectively.

7.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2004	2003

Furniture and fixtures	$3,241	$2,178
Office equipment and software	10,684	9,717
Land and building	4,753	2,763
Leasehold improvements	1,916	1,213

	20,594	15,871
Less accumulated depreciation	10,456	8,773

	$10,138	$7,098

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $2.5 million, $2.2 million and $2.0 million, respectively.

8.	Goodwill and Intangibles
      In accordance with the transition requirements of SFAS No. 142, the Company performed a goodwill impairment test on its reporting units as of January 1, 2002. Pursuant to that test, the Company determined that the carrying value of goodwill in its Chelsea House, Triumph Learning and Andrews Communications units was impaired. Accordingly, in January 2002 the Company recorded impairment charges on goodwill of approximately $29.8 million in Chelsea House, $12.2 million in Triumph Learning, and a loss of $6.7 million for Andrews Communications. In accordance with the transition rules for recognizing goodwill impairment in SFAS No. 142, the combined approximately $48.6 million goodwill impairment loss is presented in the accompanying consolidated statements of operations as a cumulative effect of a change in accounting principle (see Note 16 regarding held for sale accounting for Andrews Communications).

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the change in the Company’s goodwill, excluding the approximately $6.7 million charge for Andrews Communications which was reported as a held for sale business, for the year ended December 31, 2002 is as follows:

Goodwill, January 1, 2002	$167,133
Less:
Goodwill impairment writedown — Chelsea House	(29,753)
Goodwill impairment writedown — Triumph Learning	(12,190)
Finalize Audio Adventures acquisition accounting	(185)

Goodwill, December 31, 2002	$125,005

      A summary of the change in the Company’s goodwill for the year ended December 31, 2004 is as follows:

Goodwill, January 1, 2004	$125,005
Add:
Buckle Down Acquisition	11,717
Options Publishing acquisition	29,416
Other	41

Goodwill, December 31, 2004	$166,179

      The full value assigned to goodwill for the Buckle Down Publishing and Options Publishing acquisitions will be deductible for income tax purposes.
      In 2004, the Company recorded intangible asset additions with the acquisitions of Buckle Down and Options Publishing of $9.0 million and $12.5 million, respectively. A summary of consolidated intangible asset values as of December 31, 2004 is as follows:

		HCC
		Exclusive of		Options
	Lives	Acquisitions	Buckle Down	Publishing	Consolidated

Definite Life Assets
Customer list	10 years	$—	$6,050	$12,000	$18,050
Noncompete agreements	3-5 years	—	250	500	750
Other	5 years	158	—	—	158

		158	6,300	12,500	18,958
Less: accumulated amortization		(97)	(464)	(109)	(670)

		61	5,836	12,391	18,288
Trademarks	Indefinite	—	2,700	—	2,700

Net intangible assets		$61	$8,536	$12,391	$20,988

      Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $0.7 million, $0 and $0, respectively.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of succeeding five years is as follows:

Total

Amortization of intangibles:
2005	$2,105
2006	2,086
2007	1,855
2008	1,855
2009	1,855

$9,756

      When we finalize the accounting for the Options Publishing acquisition within one year of acquisition the estimated values assigned to the above classes and the associated amortization of intangibles may change.

9.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consists of the following:

	December 31,

	2004	2003

Trade accounts payable	$9,520	$5,084
Accrued liabilities	8,977	7,561
Accrued management incentive	4,742	3,946
Accrued compensation and related taxes and benefits	2,666	1,858
Accrued restructuring costs	146	—

	$26,051	$18,449

10.	Income Taxes
      The provision for income taxes consists of the following:

	December 31,

	2004	2003	2002

Current:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	47	—	—

	$47	$—	$—

      Foreign income tax expense is based on taxable UK earnings, of $0.1 million.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets (liabilities) consist of the following:

	December 31,

	2004	2003

Net operating loss carryforwards	$29,183	$28,691
Goodwill amortization and impairment	474	6,571
Restructuring charges	58	160
Direct response advertising	(3,767)	(2,695)
Inventory reserves	816	(279)
Interest on 12 1/2% Senior Discount Note	2,603	—
Allowance for doubtful accounts	328	435
Accrued incentive compensation	634	297
Other	(952)	171

Net deferred tax assets	29,377	33,351
Less valuation allowance	(29,377)	(33,351)

Net deferred tax assets	$—	$—

      As of December 31, 2004, the Company had net federal and state operating loss carryforwards of approximately $73.0 million expiring through 2024.
      The Company has provided a full valuation allowance for the net deferred tax assets as a result of management’s uncertainty as to the realization of such assets.
      A reconciliation of the statutory Federal income tax rate to the effective rate is as follows:

	Year Ended
	December 31,

	2004	2003	2002

Statutory rate	34%	34%	34%
State and local income taxes (net of federal benefit)	6	6	6
Change in valuation allowance	(18)	(39)	(39)
Nondeductible interest expense	(27)	—	—
Other	(5)	(1)	(1)

Effective tax rate	—%	—%	—%

11.	Financing Arrangements

Senior Secured Credit Facility — Retired August 20, 2003
      As amended on March 31, 2003, Haights Cross had a $175.0 million Senior Secured Credit Facility (the “Loan Facility”) through July 31, 2003 from a syndicate led by Credit Suisse First Boston and the Canadian Imperial Bank of Commerce. On July 31, 2003 the facility was reduced to $172.0 million. The Loan Facility was comprised of (a) a $35.0 million Term Loan, maturing December 10, 2005 (“Term Loan A”), (b) a $105.0 million Term Loan, maturing December 10, 2006 (“Term Loan B”) and (c) a $35.0 million Revolving Credit Facility which was reduced to $32.0 million on July 31, 2003 maturing December 10, 2005 (“Revolving Credit Facility”). The Loan Facility was secured by a lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except for 35% of any foreign subsidiaries) and intercompany indebtedness. The Loan Facility contained certain restrictive covenants and financial ratio requirements, as defined in the Loan Facility’s terms and conditions. Origination and other costs related to the

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Loan Facility incurred through December 31, 2002 of $7.3 million were capitalized as deferred financing costs and were being amortized over six years, the term of the Loan Facility. This facility was retired with proceeds from the August 20, 2003 refinancing.
      The Company paid a weighted-average interest rate under the Loan Facility of 6.06% and 6.53% for the years ended December 31, 2003 and 2002, respectively. The Loan Facility mandated quarterly principal prepayments for Term Loan A and Term Loan B totaling $3.8 million and $6.3 million during 2003 and 2002, respectively.
      As required under the Loan Facility, the Company prepared an annual calculation to determine if an excess cash payment was required. These payments were applied on a pro rata basis to the Term Loan A and Term Loan B. For the years ended December 31, 2003 and 2002 the required payment was approximately $6.2 million in both years.

Subordinated Notes — Retired August 20, 2003
      On December 10, 1999, the Haights Cross issued $40.0 million of Subordinated Notes (the “Notes”), maturing December 15, 2009. The Notes were purchased by a group of investment companies led by Credit Suisse First Boston. In connection with the Notes offering, the Haights Cross Communications granted to the holders of the Notes warrants to acquire 1,692,169 shares, as adjusted, of its common stock at $0.01 and warrants to acquire 1,880 shares of its Series A preferred stock at $0.01. The fair value of the common stock and Series A preferred stock warrants at the issue date was estimated to be approximately $1.0 million and $1.9 million respectively, and was treated as a discount and was being amortized over the life of the Notes to interest expense. The fair value of the common stock warrants was measured at the grant date using the Black-Scholes option pricing model. The fair value of the Series A preferred stock warrants was estimated based upon the redemption value discounted to present value of the Series A preferred stock. As part of the August 20, 2003 refinancing transaction, the Haights Cross Communications canceled 1,880 warrants to purchase shares of the Series A preferred stock with an assigned value of approximately $1.9 million and 1,692,169 warrants to purchase shares of common stock held by the senior subordinated noteholders in connection with the retirement of the Notes.
      The Haights Cross was required to issue Paid In Kind (“PIK”) notes for interest payments made prior to December 10, 2004. Interest was due semi-annually on June 15 and December 15. The PIK notes accrued interest at a 14% rate and were added to the aggregate principal of the Notes, which was to mature on December 15, 2009. These notes were retired with proceeds from the August 20, 2003 refinancing.

Senior Secured Revolving Credit Facility, Senior Secured Term Loan, 11 3/4% Senior Notes
      On August 20, 2003, the Haights Cross entered into a $30.0 million four-year and nine-month Senior Secured Revolving Credit Facility (the “Facility”), and a $100.0 million five-year Senior Secured Term Loan (the “Term Loan”) and issued $140.0 million of 11 3/4% Senior Notes due 2011 (the “Senior Notes”). The Company used the net proceeds of these transactions to repay indebtedness under its Loan Facility and to redeem its then outstanding Notes. In connection with this refinancing, the Company incurred an early redemption premium of $9.2 million which was paid to the holders of the Notes and is included in other (income) expense in the accompanying consolidated statements of operations. As part of the redemption transaction, the Company cancelled 1,880 warrants for Series A preferred stock with an assigned value of $1.9 million and 1,692,169 warrants for common stock held by the holders of the Notes.
      The Haights Cross wrote-off $3.2 million of deferred financing costs associated with the repayment of the previous indebtedness which includes $0.6 million of costs incurred in the current year. The Company incurred an additional $14.8 million in fees associated with the August 20, 2003 refinancing transaction which is included in deferred financing costs in the accompanying consolidated balance sheets.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On August 20, 2003, the Haights Cross entered into the Facility, consisting of a syndicate of lenders led by The Bank of New York and Bear Stearns & Co, Inc. The Facility matures on May 20, 2008 and is secured by a first lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The Facility contains certain restricted covenants and financial ratio requirements. As of December 31, 2004, our available borrowing capacity under the Facility, limited by such restrictive covenants, was $5.8 million; no amounts had been drawn on the Facility.
      On August 20, 2003, the Haights Cross entered into the Term Loan, with a syndicate of lenders led by Bear Stearns & Co. Inc. The Term Loan matures on August 20, 2008, is subordinate to the Revolving Credit Facility, and is secured by a second lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The Term Loan contains certain restrictive covenants and debt incurrence tests. Interest is charged in accordance with a floating interest rate calculation based on the Eurodollar plus an applicable margin based on a graduated rate schedule. The Eurodollar rate calculation has a 2% floor. As of December 31, 2004, the interest rate in effect was 6.5%. The Term Loan mandates principal payments of $0.25 million per quarter, which began on November 15, 2003, and will continue through maturity.
      On August 20, 2003, the Haights Cross issued Senior Notes, in a transaction led by Bear Stearns & Co. Inc. The Senior Notes mature on August 15, 2011, and are subordinate to the Term Loan. The Senior Notes contain certain restrictive covenants and debt incurrence tests. Interest is incurred at a rate of 11 3/4% with payments due semi-annually on February 15, and on August 15. The initial interest payment commenced on February 15, 2004.
      On December 10, 2004, Haights Cross issued $30.0 million aggregate principal amount of its 11 3/4% senior notes due 2011 in a private transaction that was not subject to the registration requirements of the Securities Act of 1933, as amended. These notes, which were issued under Haights Cross’ existing senior indenture, are pari passu with, of the same series as, and vote on any matter submitted to bondholders with, Haights Cross’ existing senior notes. In connection with the offering of the senior notes, Haights Cross entered into a new $30.0 million senior secured term loan. Amounts borrowed under the new senior secured term loan rank equally with the amounts borrowed under the existing senior secured term loan. As of December 31, 2004, we had $170.0 million aggregate principal amount of outstanding senior notes and $128.8 million aggregate principal amount of indebtedness outstanding under the senior secured term loans.
     12 1/2% Senior Discount Notes
      On February 2, 2004 Haights Cross Communications issued 12 1/2% senior discount notes due 2011 and received net proceeds of $73.7 million. The senior discount notes will mature on August 15, 2011. Each senior discount note will have an accreted value of $1,000 at maturity. The senior discount notes will not begin to accrue cash interest until February 1, 2009, with payments to be made every six months in arrears on February 1 and August 1, commencing August 1, 2009. The senior discount notes are general unsecured obligations, which rank equally with all of Haights Cross existing and future unsecured senior indebtedness and senior to all of its future subordinated indebtedness. The senior discount notes are effectively subordinated to all of Haights Cross Communications’ existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The senior discount notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the senior secured revolving credit facility, the senior secured term loans and the senior notes. The senior discount notes are redeemable on or after February 15, 2008 and Haights Cross Communications may redeem up to 35% of the aggregate principal amount at maturity of the senior discount notes with net cash proceeds from certain equity offerings.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The senior discount notes contain covenants that restrict our ability to incur additional debt, pay dividends, make investments, create liens, enter into transaction with affiliates, merge or consolidate and transfer or sell assets.
      The following table is a summary of the Company’s current outstanding long term debt as of December 31, 2004:

				Premium		Book Value
	Issuance		Face	(Discount)	Interest	as of
Instrument:	Date	Due Date	Amount	at Issuance	Rate	12/31/04

Haights Cross:
Senior secured term loan	08/20/03	08/15/08	$100,000	—	6.5%	$98,750
Senior secured term loan	12/10/04	08/15/08	$30,000	—	5.5%	30,000

						$128,750
11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	33,122

						$173,122
Haights Cross Communications:
12 1/2 Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$82,270
Series B preferred	12/10/99	08/10/11	$50,006	$(2,478)	16.0%	$108,706

Total long term debt						$492,848

      The following table shows the required future repayments under the Company’s current financing arrangements as of December 31, 2004:

Year ending December 31:
2005	$1,300
2006	1,300
2007	1,300
2008	124,850
Thereafter	415,670

Total	$544,420

12.	Equity and Redeemable Preferred Stock
      On December 10, 1999, the Company issued 22,476 shares of voting Series A preferred stock (the “Preferred A”). The Preferred A has a liquidation value of $1,000 per share plus any accrued but unpaid dividends. The Preferred A accrues quarterly cumulative dividends at an annual rate of 8%. Beginning on December 31, 2019, any Preferred A holder may require the Company to redeem the outstanding Preferred A shares held by that holder, at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. Each holder of a share of Preferred A is entitled to one vote per share. The initial carrying value of the Preferred A was approximately $22.3 million and the Company will accrete to the aggregate liquidation value of $110.2 million through December 19, 2019, the date shareholders can require redemption.
      On December 10, 1999, the Company issued 2,400,000 shares of nonvoting Series B senior preferred stock (the “Preferred B”), warrants to acquire 3,333,861 shares, as adjusted, of common stock at $.01 per share, and warrants to acquire 3,458 shares of Preferred A at $.01 per share, for aggregate proceeds of

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$60.0 million. In 2004, the company canceled 1,194,814 warrants to acquire common stock and 1,245 warrants to acquire Preferred A in connection with two separate Series B senior preferred stock retirement transactions.
      The Preferred B has a liquidation value of $25 per share plus any accrued but unpaid dividends. The Preferred B accrues quarterly cumulative cash dividends at an annual rate of 16% beginning December 10, 2004. Prior to that date, dividends at the same rate are to be added to the carrying value of the Preferred B shares. If after December 10, 2004, the Company fails to pay four consecutive or six quarterly dividends for any reason, the holders of the Preferred B shall be entitled to elect one director to serve on the Company’s Board of Directors.
      The Preferred B requires a mandatory redemption on December 10, 2011 at its liquidation value, plus any accrued but unpaid dividends. Beginning on December 10, 2004, the Company may redeem the Preferred B at 110% of its liquidation value, plus any accrued but unpaid dividends. The redemption price periodically declines, each year until 2008, to 100% of its liquidation value plus any accrued but unpaid dividends. The initial carrying value of the Preferred B was approximately $53.9 million which was net of approximately $0.8 million of issuance costs, which were incurred in connection with the issuance of the Preferred B shares. The issuance costs will be amortized through December 10, 2011 and the Company will accrete to the mandatory redemption price of $25 per share plus accrued dividends (the liquidation value) on the Preferred B through December 10, 2011.
      Upon a change of control of the Company, as defined, after December 10, 2002, to the extent the Company shall have funds legally available, the Company is required to offer to redeem the Preferred B shares at 108% of the liquidation value plus any accrued but unpaid dividends. The redemption price periodically declines, each year until 2008, to 100% of its liquidation value plus any accrued but unpaid dividends.
      As noted above, the Preferred B was issued along with 3,333,861 warrants to acquire the Company’s common stock and 3,458 warrants to acquire Preferred A which were valued on December 10, 1999 at $1.9 million and $3.5 million respectively, all of which were exercisable upon issuance at $0.01 and have an expiration date of December 10, 2011. The fair value of the common stock warrants was estimated at the grant date using the Black-Scholes option-pricing model. The fair value of the Preferred A warrants was estimated based upon the redemption value discounted to present value of the Preferred A.
      On April 15, 2004, in connection with the acquisition of Buckle Down Publishing, the Company issued 3,500 shares of Series C preferred stock. The Series C preferred stock has a liquidation value of $1,000 per share plus any accrued but unpaid dividends. The Series C preferred stock accrues quarterly cumulative dividends at an annual rate of 5%. The Series C preferred stock shall automatically convert into common stock upon the consummation of the Company’s initial public offering, with the number of shares of common stock issued on such conversion to be determined as follows: (a) if such initial public offering occurs on or prior to April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Series C preferred stock of $3.5 million divided by the price per share at which the common stock is offered to the public in such offering, or (b) if such initial public offering occurs after April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Series C preferred stock of $3.5 million plus all accrued and unpaid dividends thereon, divided by the price per share at which the common stock is offered to the public in such offering. Beginning on April 15, 2012, any Series C preferred stock holder may require the Company to redeem the outstanding shares of Series C preferred stock held by that holder, at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. The holder of shares of Series C preferred stock is not entitled to any voting rights. The initial carrying value of the Series C preferred stock was $1.1 million and the Company will accrete to the aggregate liquidation value of $5.2 million through April 15, 2012, the date the shareholder can require redemption. The Company may, at its option, at any time, redeem shares of Series C preferred stock, in whole or in part, at a price equal to 101% of the per share liquidation value plus any accrued but unpaid dividends.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Preferred A, Preferred B and Preferred C:

	As of December 31, 2004

	Preferred A	Preferred B	Preferred C

	(In thousands)
Issuance	$22,476	$50,005	$3,500
Accrued dividends	11,090	60,664	125

Liquidation value	33,566	110,669	3,625
Discount recorded on issuance	(203)	—	(2,407)
2,213 warrants for Series A Preferred	2,213	(2,213)	—
2,139,047 warrants for common stock	—	(1,252)	—
Stock issuance costs	—	(523)	—
Accumulated accretion of discount	51	2,025	37

	$35,627	$108,706	$1,255

      The Company has 30,000,000 shares of common stock authorized for issuance. As of December 31, 2004 the Company has 20,000,000 shares issued and outstanding, 2,400,000 shares reserved for the exercise and issuance of stock options and 2,139,047 shares reserved for the conversion of warrants.

13.	Stock Option Plan
      The Company’s 2000 Stock Option and Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors and stockholders in December 1999, and provided for the issuance of up to 1,200,000 options to purchase shares of common stock. In December 2001, the Company’s Board of Directors and stockholders approved an increase in the number of shares of common stock reserved under the Plan from 1,200,000 to 2,400,000 shares. The Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees of the Company (including officers and employee directors), as well as non-qualified stock options to employees and consultants to the Company. The Plan also allows for restricted and unrestricted stock awards.
      The Plan is administered by the Company’s Board of Directors (the “Board”). The Board has the right, in its discretion, to select the individuals eligible to receive awards, determine the terms and conditions of the awards granted, accelerate the vesting schedule of any award and generally administer and interpret the Plan. They also have the right to adjust the exercise price after a reorganization, recapitalization, stock split or similar change in the Company’s common stock.
      The Company issues time-based stock options which are generally subject to a three-year vesting schedule. Time-based options vest in annual installments of 20%, 30% and 50% on the first, second and third anniversary of the grant date, respectively, while other options are subject to performance-based vesting. All options expire ten years from the date of grant and may be exercised for specific periods after the termination of the optionee’s employment or other service relationship with the Company.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Transaction activity with respect to the Plan is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance as of January 1, 2002	835,700	$4.16
Granted in 2002	855,250	1.59
Forfeited in 2002	(11,000)	2.48
Cancelled in 2002	(835,700)	4.16

Balance as of December 31, 2002	844,250	1.58
Granted in 2003	738,500	2.79
Forfeited in 2003	(159,750)	1.54
Cancelled in 2003	(88,800)	2.84

Balance as of December 31, 2003	1,334,200	1.61
Granted in 2004	587,500	1.00
Forfeited in 2004	(366,555)	2.27
Cancelled in 2004	(0)	0.00

Balance as of December 31, 2004	1,555,145	$1.71

      The following table summarizes the Company’s outstanding and exercisable stock options as of December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$0.83	204,000	7.0 years	$0.83	204,000	$0.83
$1.00	587,500	9.8 years	$1.00	—	$1.00
$1.19	124,500	7.0 years	$1.19	124,500	$1.19
$2.48	187,000	7.0 years	$2.48	172,000	$2.48
$2.84	452,145	8.8 years	$2.84	146,045	$2.84

	1,555,145		$1.71	646,545	$1.79

      Options exercisable as of December 31, 2003 and 2002 were 678,751 and 373,151, respectively.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments
      The Company has leased facilities in the states of New York, Alabama, Maryland, Massachusetts, Pennsylvania and the United Kingdom. The aggregate future minimum lease payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2004 are as follows:

	Occupancy
	Space	Equipment

Year ending December 31:
2005	$2,541	$247
2006	2,031	215
2007	1,661	64
2008	1,390	12
Thereafter	947	1

Total minimum payments	$8,570	$539

      Rent expense on the occupied space for the years ended December 31, 2004, 2003 and 2002 was $2.4 million, $2.5 million and $2.3 million respectively. Expenses relating to equipment leases for the years ended December 31, 2004, 2003 and 2002 was $0.3 million, $0.2 million and $0.1 million, respectively.
      From time to time, the Company may be involved in various litigation relating to claims which have arisen in the ordinary course of its business. In the opinion of management, the outcome of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

15.	Savings Plan
      The Company has a defined contribution plan for eligible employees under Section 401(k) of the internal revenue code. The Haights Cross Communications, Inc. 401(k) Savings Plan (“Savings Plan”) provides for eligible employees to contribute up to 15% of eligible compensation with a Company match of 50% of the first 6% of employee contributions. All employees are eligible to participate in the Savings Plan after reaching age 21 and completing 1,000 hours of service within a calendar year. The Company may, at its discretion, make additional contributions to the Savings Plan, on a pro rata basis. Participants vest under five-year graded vesting in the Company match and 100% in their own contributions to the Savings Plan. Distributions can be paid either in a lump sum or monthly installments.
      The Company’s contributions and administrative fees were approximately $0.5 million for each of the past three years.

16.	Discontinued Operations

Triumph Learning Software
      In March 2002, the Company adopted a formal plan to discontinue the operations of its subsidiary, Triumph Learning Software (“Triumph Software”) by April 30, 2002, or as soon as practicable thereafter. Triumph Software was in the business of developing and selling state-specific test preparation software materials for 4th to 8th grade students. The results of operations of Triumph Software have been classified as discontinued operations in the accompanying consolidated statements of operations in accordance with FASB No. 144. In July 2002, the operations of Triumph Software were completely shutdown.
      For the year ended December 31, 2002, Triumph Software had no revenue and a loss of $2.1 million. The 2002 loss included losses related to the shutdown.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Coriolis
      In December 2001, the Company adopted a formal plan to discontinue the operations of its subsidiary, The Coriolis Group (“Coriolis”), by March 31, 2002, or as soon as practicable thereafter. Coriolis published and distributed software certification training and technical references for web developers, programmers, and professionals. In April 2002, the operations of Coriolis were completely shutdown. The results of operations of Coriolis have been classified as discontinued operations in the accompanying consolidated statements of operations.
      For the years ended December 31, 2003 and 2002, Coriolis had revenue of approximately $0 and $2.2 million, respectively. For the year ended December 31, 2003, Coriolis had income of approximately $0.2 million for the receipt of royalty payments. For the year ended December 31, 2002, Coriolis had income of approximately $4.6 million, which included the reversal of approximately $5.6 million of accrued liabilities, as certain contractual obligations and other liabilities were settled for less than was estimated during 2001.

Andrews Communications
      In November 2002, the Company adopted a formal plan to sell its subsidiary, Andrews Communications, LLC, including its Oakstone Legal and Business and Andrews Publishing divisions (collectively referred to herein as “Andrews Communications”), which publish legal newsletters, books, reports, and related publications to attorneys, law firms, employment professionals, and others. The carrying amounts of the assets and liabilities of Andrews Communications did not require adjustment to fair value. The results of operations of Andrews Communications have been classified as discontinued operations in the accompanying consolidated statements of operations.
      In 2002, prior to the formal plan to sell Andrews Communications, the Company recorded an impairment loss on goodwill in Andrews Communications of approximately $6.7 million (see Note 8), which is presented as a cumulative effect of accounting change in the accompanying consolidated statements of operations. For the year ended December 31, 2003, Andrews Communications had revenues of approximately $2.0 million and a loss from operations of discontinued operations of approximately $0.2 million. For the year ended December 31, 2002, Andrews Communications had revenue of approximately $7.7 million and income from operations of discontinued operations of approximately $1.2 million.
      On March 31, 2003 and May 30, 2003, in two separate transactions, the Company sold the assets of its subsidiary Andrews Communications for gross proceeds of $8.0 million and net proceeds of $7.6 million. Then on May 30, 2003, in conjunction with the second transaction, we recorded a loss on sale of approximately $0.9 million. There were no remaining assets or liabilities in Andrews Communications as of December 31, 2003.

Triumph Learning College
      On March 29, 2002, the Company adopted a formal plan to sell its subsidiary Triumph Learning College (“Triumph College”). Triumph College is a publisher of SAT, ACT, and PSAT test preparation materials for high school students. The results of operations of Triumph College have been classified as discontinued operations in the accompanying consolidated statements of operations in accordance with FASB No. 144.
      The sale of Triumph College was completed on July 31, 2002, in the form of an asset purchase agreement. In consideration of the sale the Company received a $3.0 million Senior Secured Promissory Note (the “Note”), which is payable on July 31, 2012, together with any accrued interest. The Note bears interest at the prime rate, as defined in the agreement, plus 2%, beginning on July 31, 2004, on both the unpaid principal amount and any accrued and unpaid interest thereon. The Note does not pay interest until 2004 therefore, the Company recorded a discount of approximately $0.4 million on the Note, which was amortized to interest income quarterly over the period from July 31, 2002 through July 31, 2004. The interest rate on the

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note is subject to an annual increase or decrease of no more than 1%, up to a maximum of 9%. The Note is secured by a first priority lien on the assets of the purchaser and requires mandatory repayment of all principal and accrued interest upon certain events, including the sale of the business to any third party. None of the required interest was paid in 2004. As of December 31, 2004, based on the results of operations, management has concluded a reserve is required against the note. A reserve of $1.8 million was calculated based on the fair value of the underlying assets determined utilizing comparable market values for the business. Interest revenues from this note will not be recognized until paid.
      For the year ended December 31, 2002, Triumph College had revenue of approximately $0.8 million and a loss $0.3 million. In 2002, the Company incurred a loss on sale of approximately $1.7 million. Triumph College had no remaining assets or liabilities as of December 31, 2002.

17.	Restructuring Charges
      During the fourth quarter of 2002, the Company initiated an operations consolidation project under which it consolidated the warehousing and order fulfillment functions of its Triumph Learning, Chelsea House, Sundance, and Newbridge subsidiaries at a new warehouse facility. The customer service functions of Triumph Learning, Sundance, and Newbridge were also be combined. The objective of the warehouse consolidation is to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. In January 2003, the Company signed a lease for the new warehouse facility and substantially completed the project in 2003. In connection with this effort, the Company expects to record a total restructuring charge of approximately $2.4 million. In accordance with SFAS No. 146, these costs were not accrued as of December 31, 2002.
      During the first quarter of 2004, the Company initiated an operations consolidation project under which it consolidated the executive management, and finance and accounting functions of its Chelsea House subsidiary into Sundance/ Newbridge. The objective of this consolidation is to reduce payroll costs and provide new management for the Chelsea House business. The project was substantially completed during 2004. In connection with this effort, the Company recorded a total restructuring charge of approximately $0.5 million.
      Operations consolidation project restructuring activity by type for the years ended December 31, 2004 and 2003 is as follows:

		Accrued				Accrued
		Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to	December 31,	Expense in	Cash Paid		December 31,
	be Incurred	2003	2004	in 2004	Reversals	2004

Warehouse and Order Fulfillment Consolidation
Severance and related	$600	$103	$244	$310	$20	$17
Lease terminations costs	730	155	—	155	—	—
Relocation and other	1,100	33	110	130	—	13

	$2,430	$291	$354	$595	$20	$30

Chelsea House Executive Management, Finance and Accounting Consolidation
Severance and related	$445	$—	$445	$329	$—	$116
Relocation and other	83	—	83	29	54	—

	$528	$—	$528	$358	$54	$116

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Accrued				Accrued
		Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to	December 31,	Expense in	Cash Paid		December 31,
	be Incurred	2002	2003	in 2003	Reversals	2003

Warehouse and Order Fulfillment Consolidation
Severance and related	$600	$—	$584	$480	$1	$103
Lease terminations costs	730	—	607	368	84	155
Relocation and other	1,100	—	1,066	1,001	32	33

	$2,430	$—	$2,257	$1,849	$117	$291

      Operations consolidation project restructuring activity by segment for the years ended December 31, 2004 and 2003 is as follows:

		Accrued				Accrued
		Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to	December 31,	Expense in	Cash Paid		December 31,	Headcount
	be Incurred	2003	2004	in 2004	Reversals	2004	Reduction

Sundance/ Newbridge	$750	$93	$—	$93	$0	$0	—
Chelsea House	1,528	198	882	860	74	146	10
Triumph Learning	560	—	—	—	—	—	—
Corporate	120	—	—	—	—	—	—

	$2,958	$291	$882	$953	$74	$146	10

		Accrued				Accrued
		Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to	December 31,	Expense in	Cash Paid		December 31,	Headcount
	be Incurred	2002	2003	in 2003	Reversals	2003	Reduction

Sundance/ Newbridge	$750	$—	$652	$546	$13	$93	3
Chelsea House	1,000	—	903	705	—	198	17
Triumph Learning	560	—	582	479	103	—	13
Corporate	120	—	120	119	1	—	1

	$2,430	$—	$2,257	$1,849	$117	$291	34

18.	Segment Reporting
      The Company is a creator, publisher and marketer of products for the education and library publishing markets. The Company has five operating business segments which are regularly reviewed by the chief operating decision-maker concerning the allocation of resources and assessing performance. These segments are organized around the various product groups as described in Note 1.
      The information presented below includes certain expense allocations between the corporate office and the operating business segments and is presented after all Intercompany eliminations and is therefore not necessarily indicative of the results that would be achieved had these been stand-alone businesses. Corporate general and administrative expenses consist of general corporate administration expenses not allocated to the operating business segments. Capital expenditures include expenditures for property and equipment and pre-publication costs. Corporate capital expenditures include capital expenditures of discontinued and held for sale

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1).
      The results of operations and other data for the five operating segments and corporate for the years ending December 31, 2004, 2003 and 2002 are as follows:

				Total				Total
				Educational				Library
	Sundance/	Triumph		Publishing	Recorded		Chelsea	Publishing
	Newbridge	Learning	Oakstone	Group	Books		House	Group	Corporate	Consolidated

2004
Revenue	$49,170	$33,701	$19,144	$102,015	$68,878		$11,345	$80,223	$—	$182,238
Cost of good sold	12,734	7,642	5,142	25,518	27,480		5,022	32,502	—	58,020
Marketing and sales	13,717	7,083	5,523	26,323	12,497		2,215	14,712	—	41,035
Fulfillment and distribution	4,609	2,390	1,837	8,836	4,459		975	5,434	—	14,270
General and administrative	3,450	5,227	2,201	10,878	5,036		2,382	7,418	6,272	24,568
Amortization of pre-publication costs	3,184	2,110	248	5,542	3,564	(a)	2,698	6,262	—	11,804
Depreciation expense and amortization of intangibles	807	700	504	2,011	733		130	863	209	3,083

Income (loss) from operations	$10,669	$8,549	$3,689	$22,907	$15,109		$(2,077)	$13,032	$(6,481)	$29,458

Interest expense	$3,267	$6,375	$2,716	$12,358	$6,744		$5,094	$11,838	$23,998	$48,194
Capital expenditures — property and equipment	856	891	188	1,935	1,255		152	1,407	56	3,398
Capital expenditures — pre- publication costs	4,198	3,420	107	7,725	4,438		2,326	6,764	—	14,489
Goodwill	53,809	32,370	15,487	101,666	64,513		—	64,513	—	166,179
Total assets	104,814	62,127	25,203	192,144	99,045		12,627	111,672	95,887	399,703
2003
Revenue	$44,763	$25,171	$18,188	$88,122	$61,137		$12,784	$73,921	$—	$162,043
Cost of good sold	11,585	5,740	4,826	22,151	23,774		3,275	27,049	—	49,200
Marketing and sales	11,427	5,883	4,999	22,309	10,594		2,560	13,154	—	35,463
Fulfillment and distribution	3,494	1,981	1,601	7,076	3,435		1,184	4,619	—	11,695
General and administrative	3,621	3,845	2,038	9,504	4,570		2,895	7,465	4,263	21,232
Amortization of pre-publication costs	2,228	1,565	264	4,057	2,778	(a)	2,302	5,080	—	9,137
Depreciation expense and amortization of intangibles	562	101	557	1,220	659		125	784	220	2,224

Income (loss) from operations	$11,846	$6,056	$3,903	$21,805	$15,327		$443	$15,770	$(4,483)	$33,092

Interest expense	$2,567	$3,755	$2,272	$8,594	$6,076		$3,576	$9,652	$1,682	$19,928
Capital expenditures — property and equipment	1,418	69	310	1,797	935		162	1,097	83	2,977
Capital expenditures — pre- publication costs	4,780	1,743	195	6,718	4,115		3,218	7,333	—	14,051
Goodwill	24,393	20,612	15,487	60,492	64,513		—	64,513	—	125,005
Total assets	48,408	30,688	26,099	105,195	93,701		16,136	109,837	50,490	265,522
2002
Revenue	$42,656	$21,682	$18,297	$82,635	$65,451		$15,056	$80,507	$—	$163,142
Cost of good sold	10,203	5,223	4,922	20,348	26,076		3,902	29,978	—	50,326
Marketing and sales	10,282	5,467	4,607	20,356	10,227		2,433	12,660	—	33,016
Fulfillment and distribution	2,618	1,770	1,600	5,988	3,369		1,051	4,420	—	10,408
General and administrative	3,280	2,211	1,705	7,196	4,181		2,095	6,276	8,509	21,981
Amortization of pre-publication costs	1,830	1,105	243	3,178	2,133		1,695	3,828	—	7,006
Depreciation expense and amortization of intangibles	449	97	489	1,035	554		72	626	356	2,017

Income (loss) from operations	$13,994	$5,809	$4,731	$24,534	$18,911		$3,808	$22,719	$(8,865)	$38,388

Interest expense	$4,611	$4,370	$2,657	$11,638	$7,949		$4,285	$12,234	$(5,879)	$17,993
Capital expenditures — property and equipment	310	54	436	800	977		89	1,066	178	2,044
Capital expenditures — pre-publication costs	3,467	1,868	110	5,445	2,785		3,485	6,270	703 (b)	12,418
Goodwill	24,393	20,612	15,487	60,492	64,513		—	64,513	—	125,005
Total assets	44,630	30,562	26,158	101,350	95,244		14,875	110,119	19,767	231,236

(a)	Includes an impairment charge on pre-publication costs of approximately $369,000.

(b)	Represents capital expenditures for operations of discontinued operations.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Condensed Consolidated Financial Statements
      On August 20, 2003, Haights Cross Operating Company (“HCOC”), a subsidiary of the Company, issued $140.0 million of 11 3/4% senior notes due 2011. HCOC and the guarantor subsidiaries are 100% owned, directly or indirectly, by the Company. These notes have been fully and unconditionally, jointly and severally guaranteed by Haights Cross Communications, Inc. (“Parent Guarantor”) and each of the existing and future restricted subsidiaries of HCOC. Subject to certain exception, HCOC is restricted in its ability to make funds available to the Parent Guarantor. The following unaudited interim condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.
      Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2004

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$182,238	$—	$182,238
Costs and expenses	—	6,481	146,299	—	152,780

Income (loss) from operations	—	(6,481)	35,939	—	29,458
Equity in the income (loss) of subsidiaries	2,167	6,832	—	(8,999)	—
Other (income)/expenses	24,748	(1,816)	29,107	—	52,039

Net income (loss)	$(22,581)	$2,167	$6,832	$(8,999)	$(22,581)

	Year Ended December 31, 2003

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$162,043	$—	$162,043
Costs and expenses	—	4,483	124,468	—	128,951

Income (loss) from operations	—	(4,483)	37,575	—	33,092
Equity in the income (loss) of subsidiaries	(1,866)	13,318	—	(11,452)	—
Other (income)/expenses	—	10,701	24,257	—	34,958

Net income (loss)	$(1,866)	$(1,866)	$13,318	$(11,452)	$(1,866)

	Year Ended December 31, 2002

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$163,142	$—	$163,142
Costs and expenses	—	8,865	115,889	—	124,754

Income (loss) from operations	—	(8,865)	47,253	—	38,388
Equity in the income (loss) of subsidiaries	(27,752)	(30,302)	—	58,054	—
Other (income)/expenses	—	(11,415)	77,555	—	66,140

Net income (loss)	$(27,752)	$(27,752)	$(30,302)	$58,054	$(27,752)

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Condensed Consolidating Balance Sheets:

	As of December 31, 2004

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$3,460	$74,375	$57,871	$—	$135,706
Investment in subsidiaries	44,314	267,783	—	(312,097)	—
Long term assets	2,947	15,106	245,944	—	263,997

Total assets	$50,721	$357,264	$303,815	$(312,097)	$399,703

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$12,378	$35,701	$—	$48,079
Long term liabilities	195,282	300,572	331	—	496,185
Redeemable preferred stock	36,882	—	—	—	36,882
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(181,463)	44,314	267,783	(312,097)	(181,463)

Total stockholders’ deficit	(181,443)	44,314	267,783	(312,097)	(181,443)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$50,721	$357,264	$303,815	$(312,097)	$399,703

	As of December 31, 2003

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$—	$33,345	$48,334	$—	$81,679
Investment in subsidiaries	(12,691)	185,812	—	(173,121)	—
Long term assets	—	17,146	166,697	—	183,843

Total assets	$(12,691)	$236,303	$215,031	$(173,121)	$265,522

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$10,244	$29,219	$—	$39,463
Long term liabilities	—	238,750	—	—	238,750
Redeemable preferred stock	143,663	—	—	—	143,663
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(156,374)	(12,691)	185,812	(173,121)	(156,374)

Total stockholders’ deficit	(156,354)	(12,691)	185,812	(173,121)	(156,354)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$(12,691)	$236,303	$215,031	$(173,121)	$265,522

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2004

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in):
Operating activities	$330	$1,088	$23,756	$—	$25,174
Investing activities:
Additions to pre-publication costs	—	—	(14,489)	—	(14,489)
Additions to property and equipment	—	(56)	(3,342)	—	(3,398)
Additions to intangibles	—	—	(29)	—	(29)
Intercompany activity	(53,515)	57,596	(4,081)	—	—
Acquisitions, net of cash acquired	—	(77,896)	(0)	—	(77,896)
Proceeds from sale of businesses and assets	—	—	34	—	34

Net cash (used in) investing activities	(53,515)	(20,356)	(21,907)	—	(95,778)
Financing activities:
Proceeds from 12 1/2% senior discount notes	73,653	—	—	—	73,653
Proceeds from 11 3/4% senior notes	—	33,150	—	—	33,150
Proceeds from floating rate term loan	—	30,000	—	—	30,000
Purchase of Series B Senior preferred stock	(13,999)	—	—	—	(13,999)
Repayment of floating rate term loan	—	(1,000)	—	—	(1,000)
Additions to deferred financing costs	(3,009)	(2,226)	—	—	(5,235)

Net cash provided by financing activities	56,645	59,924	—	—	116,569
Effect of exchange rates on cash	—	—	227	—	227
Net increase (decrease) in cash and cash equivalents	3,460	40,656	2,076	—	46,192
Cash and cash equivalents at beginning of year	—	33,284	(895)	—	32,389

Cash and cash equivalents at end of year	$3,460	$73,940	$1,181	$—	$78,581

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in):
Operating activities	$—	$16,949	$15,197	$—	$32,146
Investing activities:
Additions to pre-publication costs	—	—	(14,051)	—	(14,051)
Additions to property and equipment	—	(83)	(2,894)	—	(2,977)
Proceeds from sale of businesses and assets	—	7,568	3	—	7,571

Net cash (used in) provided by investing activities	—	7,485	(16,942)	—	(9,457)
Financing activities:
Proceeds from senior credit facility	—	12,000	—	—	12,000
Repayment of senior credit facility	—	(154,350)	—	—	(154,350)
Repayment of subordinated notes	—	(75,211)	—	—	(75,211)
Proceeds from 11 3/4% senior notes	—	140,000	—	—	140,000
Proceeds from floating rate term loan	—	100,000	—	—	100,000
Repayment of floating rate term loan	—	(250)	—	—	(250)
Additions to deferred financing costs	—	(15,391)	—	—	(15,391)

Net cash provided by financing activities	—	6,798	—	—	6,798
Effect of exchange rates on cash	—	—	201	—	201
Net increase (decrease) in cash and cash equivalents	—	31,232	(1,544)	—	29,688
Cash and cash equivalents at beginning of year	—	2,052	649	—	2,701

Cash and cash equivalents at end of year	$—	$33,284	$(895)	$—	$32,389

	Year Ended December 31, 2002

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in):
Operating activities	$—	$18,445	$14,448	$—	$32,893
Investing activities:
Additions to pre-publication costs	—	—	(12,418)	—	(12,418)
Additions to property and equipment	—	(105)	(1,939)	—	(2,044)

Net cash (used in) investing activities	—	(105)	(14,357)	—	(14,462)
Financing activities:
Proceeds from senior credit facility	—	4,425	—	—	4,425
Repayment of senior credit facility	—	(26,725)	—	—	(26,725)
Additions to deferred financing costs	—	(914)	—	—	(914)

Net cash (used in) financing activities	—	(23,214)	—	—	(23,214)
Net increase (decrease) in cash and cash equivalents	—	(4,874)	91	—	(4,783)
Cash and cash equivalents at beginning of year	—	6,926	558	—	7,484

Cash and cash equivalents at end of year	$—	$2,052	$649	$—	$2,701

HAIGHTS CROSS COMMUNICATIONS, INC. — PARENT COMPANY
Schedule I — Condensed Financial Information
Condensed Balance Sheets

	As of December 31,

	2004	2003

ASSETS
Current assets	$3,460	$—
Investment in subsidiary	44,314	—
Long term assets	2,947	—

Total assets	$50,721	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$—	$—
Deficit of investment in consolidated subsidiary	—	12,691
Long term debt	190,976	—
Other long term liabilities	4,306	—
Redeemable preferred stock	36,882	143,663
Stockholders’ deficit:
Common stock	20	20
Accumulated deficit	(181,463)	(156,374)

Total stockholders’ deficit	(181,443)	(156,354)

Total liabilities and stockholders’ deficit	$50,721	$—

Condensed Statements of Operations

	Year Ended December 31,

	2004	2003	2002

Revenues	$—	$—	$—
General and administrative expenses	—	—	—

Operating income	—	—	—
Equity in net loss of subsidiary	(22,581)	(1,866)	(27,752)

Net loss	$(22,581)	$(1,866)	$(27,752)

Condensed Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

Cash provided by (used in):
Operating activities	$330	$—	$—
Investing activities	(53,515)	—	—
Financing activities	56,645	—	—

Cash at the end of the year	$3,460	$—	$—

1.	Basis of Presentation
      Haights Cross Communications, Inc. is a holding company, the principal asset of which consists of 100% of the outstanding capital stock of Haights Cross Operating Company (“HCOC”), our wholly-owned subsidiary. In the accompanying parent-company-only financial statements, our investment in HCOC is stated at cost plus equity in undistributed earnings (losses) of HCOC. Our share of net loss of HCOC is included in the condensed statements of operations using the equity method. These parent-company-only financial statements should be read in conjunction with our Consolidated Financial Statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Account Summary
For the Years ended December 31, 2004, 2003 and 2002:

		Additions

	Balance at	Charged to			Charged to
	Beginning of	Costs and			Other			Balance at
	Year	Expenses			Accounts			End of Year
						Deductions
Description	(Credit)	(Credit)	Acquisitions		Debit/(Credit)	Debit		(Credit)

Year ended December 31, 2004:
Allowance for doubtful accounts and returns	$(3,851)	(3,870)	(209	)(4)	—	4,138		$(3,792)
Allowance for valuation of deferred tax asset	$(33,351)	—	—		—	3,974		$(29,377)
Allowance for inventory obsolescence	$(1,644)	(3,195)	(437	)(4)	—	788		$(4,488)
Year ended December 31, 2003:
Allowance for doubtful accounts and returns	$(4,275)	(3,501)	—		—	3,925	(2)	$(3,851)
Allowance for valuation of deferred tax asset	$(33,736)	—	—		—	385	(6)	$(33,351)
Allowance for inventory obsolescence	$(2,210)	(1,035)	—		—	1,601	(3)	$(1,644)
Year ended December 31, 2002:
Allowance for doubtful accounts and returns	$(4,935)	(2,189)	—		—	2,849	(5)	$(4,275)
Allowance for valuation of deferred tax asset	$(21,066)	(12,670)	—		—	—		$(33,736)
Allowance for inventory obsolescence	$(5,835)	(403)	188	(1)	—	3,840	(3)	$(2,210)

(1)	Related to Recorded Books and Audio Adventures.

(2)	Relates to account write-offs under continuing operations.

(3)	Relates to the destruction of obsolete inventory.

(4)	Relates to the acquisitions of Buckle Down and Options Publishing.

(5)	$0.4 million relates to discontinued operations, $1.1 million relates to reversal of reserve upon the signing of a contract to enact a non-returnable clause on sales of certain titles and $1.3 million relates to account write-offs under continuing operations.

(6)	Relates to the reduction of net deferred tax assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Disclosure Controls and Procedures. As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to us required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We currently are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that are systems evolve with our business.
      Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.
      None.
Part III

Item 10.	Directors and Executive Officers of the Registrant.
      Our current executive officers, significant employees and directors, and their respective ages and positions, are as follows:

Name	Age	Position

Peter J. Quandt	56	Chairman, Chief Executive Officer and President
Paul J. Crecca	47	Director, Executive Vice President and Chief Financial Officer
Linda Koons	50	Executive Vice President and Publisher
Kevin M. McAliley	45	Executive Vice President and President of Triumph Learning
Paul A. Konowitch	50	Vice President, Corporate and New Business Development
Mark Kurtz	40	Vice President, Finance and Accounting, and Chief Accounting Officer
Melissa L. Linsky	45	Vice President, Finance and Planning, and Treasurer
David Berset	50	President, Recorded Books
Robert J. Laronga	62	President, Sundance/Newbridge and Chelsea House
Nancy McMeekin	50	President, Oakstone Publishing
Christopher S. Gaffney	41	Director
Stephen F. Gormley	54	Director

Executive Officers
      Peter J. Quandt has served as our Chairman, Chief Executive Officer and President since founding Haights Cross Communications in 1997. Prior to forming our company, Mr. Quandt served as President and Chief Executive Officer of the Education Group of Primedia, Inc., a publishing company. Before joining Primedia in 1989, Mr. Quandt had spent his career at Macmillan, Inc., a publishing company, in a series of editorial, marketing and management positions. Mr. Quandt received an A.B. in Government from Georgetown University.
      Paul J. Crecca has served as a member of our board of directors since October 2004 and as our Executive Vice President and Chief Financial Officer since January 1998. Mr. Crecca has also served as our Chief Operating Officer from January 1998 to June 2000 and as Treasurer from 2001 to 2004. From 1995 to 1998, Mr. Crecca served as Executive Vice President Finance of the Marvel Comics Group, an operating division of Marvel Entertainment Group, Inc. From 1985 to 1995, Mr. Crecca served as Chief Financial Officer of Dun & Bradstreet International, a division of the Dun & Bradstreet Corporation. Prior to 1985, Mr. Crecca was employed as an audit manager for Ernst & Young LLP. Mr. Crecca, a C.P.A. since 1981, received a B.A. from the Rutgers College of Arts and Sciences and an M.B.A. from the Rutgers Graduate School of Business Management.
      Linda Koons has served as our Executive Vice President and Publisher since March 2004. From 2002 to 2004, Ms. Koons worked in business development for, and provided educational consulting services to publishers and national non-profit organizations. From 1990 to 2002, Ms. Koons held positions of increasing responsibility at Scholastic, Inc., serving most recently as Senior Vice President & Publisher with responsibility for publishing, marketing, and sales of core and supplementary products in print and technology, and prior to that, as Vice President of the Supplementary Division; Vice President of Early Childhood; and Editor-in-Chief when Scholastic developed its first core literacy program for schools. Ms. Koons left Scholastic for a two-year period to become Director of School Product Development for the Walt Disney Company, and from 1981 to 1990 served in several editorial management positions at Silver Burdett & Ginn. Ms. Koons has an M.A. in Education from Bowling Green State University and a B.A. from Wittenberg University.
      Kevin M. McAliley has served as our Executive Vice President since October 1999 and also has served as President of Triumph Learning since October 2001. From 1991 to 1999, Mr. McAliley held positions of increasing responsibility at Primedia, Inc., serving most recently as President and Chief Executive Officer of Channel One Communications Group, composed of Channel One, a news service broadcast to millions of high school students daily; Films for the Humanities & Sciences, the largest U.S. distributor of academic videos and software; and other units. Prior to becoming President and Chief Executive Officer of Channel One Communications Group, Mr. McAliley served as President and Chief Executive Officer of Films for the Humanities & Sciences. Immediately prior to that, Mr. McAliley helped lead the team that launched Newbridge. Mr. McAliley has been the principal on approximately $250 million of acquisitions, licensing deals and joint ventures between and among education companies. Mr. McAliley received a B.A. from Harvard University and an M.B.A. from Columbia University.
      Paul A. Konowitch has served as our Senior Vice President, Corporate and New Business Development since September of 2003. Previously, Mr. Konowitch served as Managing Director at Gabelli Group Capital Partners where he led investments in venture, private equity and leveraged buyout opportunities. Prior to that, Mr. Konowitch, over a thirteen year period, served in a variety of President, General Manager and chief financial officer positions within The Thomson Corporation in the healthcare, business information, and financial services groups. Mr. Konowitch, a C.P.A. since 1981, received a B.A. in Business Administration from Rutgers College and an M.B.A. from the Rutgers Graduate School of Business Management.
      Mark Kurtz has served as our Vice President, Finance and Accounting, and Chief Accounting Officer since December 1999. From June 1997 to December 1999, Mr. Kurtz served as Chief Financial Officer of Oakstone Publishing. Prior to joining Oakstone Publishing, Mr. Kurtz served as a senior manager at Hardman Guess Frost and Cummings, a public accounting firm. Mr. Kurtz, a C.P.A. since 1989, received a B.B.A. from the University of Montevallo.

      Melissa L. Linsky has served as our Vice President, Finance and Planning, since June 1999 and as our Treasurer since October 2004. From 1998 to 1999, Ms. Linsky served as Vice President of Finance and Planning at the MacManus Group, an advertising and communications company, and from 1995 to 1997 served as Vice President of Marvel Comics Group, an operating division of Marvel Entertainment Group, Inc. From 1988 to 1995, Ms. Linsky served as Assistant Vice President of Dun & Bradstreet International, a division of the Dun & Bradstreet Corporation, and from 1984 to 1988 as Assistant Treasurer at Chase Manhattan Bank. Ms. Linsky received a B.B.A. magna cum laude from Temple University and an M.B.A. from New York University’s Stern School of Business.
Business Presidents
      David Berset has served as President of Recorded Books since January 2000. Mr. Berset joined Recorded Books in November 1991 as a National Sales Director responsible for building the library sales team and served as Vice President of Recorded Books from November 1997 to June 2000. Prior to that time, Mr. Berset spent 11 years at Triad Systems Corporation, a computer software company, serving most recently as its Northeast Regional Sales Manager. Mr. Berset received a B.S. in Psychology from Worcester State College.
      Robert J. Laronga has served as President of Sundance/ Newbridge since June 2000 and President of Chelsea House since April 2004, having joined us in October 1999 as Executive Vice President of Sundance. Mr. Laronga has over 35 years of experience in school publishing in key management positions with well-known educational firms. From 1993 to 1999, Mr. Laronga served as Senior Vice President, Publisher, of Perfection Learning Corporation. Prior to that time, Mr. Laronga’s positions included Senior Vice President, Sales and Marketing, at McDougal Littell; Executive Vice President of the Laidlaw Educational Division of Doubleday; and Director of Marketing for the School Division of Harper & Row. Mr. Laronga serves on the board of directors of Voices, LLC and the Educational Paperback Association, of which he is a former President. Mr. Laronga received an A.B. in English from Boston College and an M.B.A. in Marketing and Finance from the University of Chicago.
      Nancy McMeekin has served as President of Oakstone Publishing since December 1995. Ms. McMeekin joined Oakstone Publishing in 1993 as General Manager. Prior to that time she served as the Director of Public Relations and Instructor in Journalism at the University of Montevallo, and was founder of Louisiana Life Magazine, a winner of the National Magazine Award for General Excellence. Ms. McMeekin received a B.A. from the Mississippi University for Women.
      Barbara Russell has served as President of Options Publishing since December 2004. In 1993, Ms. Russell founded Options Publishing, Inc. and served as President of that company until we acquired the business in December 2004. For the nineteen years prior to 1993, Ms. Russell served in a variety of sales positions, including Vice President of Sales and Marketing, for Curriculum Associates, Inc. Ms. Russell received a B.A. from Lesley University, Cambridge, MA.
Directors
      Christopher S. Gaffney has served as a member of our board of directors since March 1997. Mr. Gaffney is a co-founder and managing partner of Great Hill Partners, LLC, a Boston-based private equity firm, with responsibility for general management and investment policy. Mr. Gaffney’s investing experience includes education, media, publishing, IT services, telecommunications, business services and broadcasting. Mr. Gaffney presently serves as a director of Incentra Solutions, Inc., a publicly traded company that provides data storage services, and as a director of a number of privately held companies, including High-Tech Institute Holdings, Inc., and Northface Holdings, LLC, which are post-secondary for-profit education companies, CyberTech International, an information technology services provider, Dental Economics, LP, an operator of managed dental benefit services companies, Corliant, Inc., an information technology services provider, and Horizon Telecom International, Inc., a Brazilian broadband video and data provider.. Mr. Gaffney has participated in the private equity business since 1986, serving as an Associate, Principal and General Partner of Media/ Communications Partnersfrom 1986 to 1999. Prior to that time, Mr. Gaffney was a commercial lending officer for the First National Bank of Boston in the specialized media-lending unit. Mr. Gaffney received a B.S. summa cum laude from Boston College in Accounting and Economics.
      Stephen F. Gormley has served as a member of our board of directors since March 1997. Mr. Gormley is a co-founder and managing partner of Great Hill Partners, LLC, a Boston-based private equity firm, with responsibility for general management and investment policy. Mr. Gormley’s investing experience spans broadcasting, outdoor advertising, telecommunications, publishing and information technology services. Mr. Gormley serves as a director of triVIN, Inc., an electronic processor of automobile registrations and titles, and of Equity Communications, L.P., Dame Broadcasting, LLC, , and Palm Beach Broadcasting, LLC, which are radio broadcasters. Mr. Gormley has served as a director for numerous other companies including Triad Cellular, LLC, OCI Holdings, Inc. and OmniAmerica Group. Mr. Gormley has participated in the private equity business since 1978, serving as an Associate, Vice President and General Partner for TA Associates until 1986 and as a founding General Partner of Media/ Communications Partners until 1999. Mr. Gormley received a B.A. from Bowdoin College and an M.B.A. from Columbia University.
      Haights Cross Communications does not have listed securities and, consequently, is not subject to listing requirements related to the formation of board committees, including an Audit Committee. Currently, our full board of directors exercises the functions of an audit committee and selects the registered public accounting firm to audit our financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, reviews our periodic disclosure related to our financial statements, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the accountants’ independence and establishes policies for business values, ethics and employee relations. Although we are not required to have an audit committee financial expert on our board of directors, our board of directors has determined that Christopher S. Gaffney qualifies as an audit committee financial expert as that term is defined in Item 401 of Regulation S-K under the Securities Act.
      We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our internet site at www.haightscross.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Item 11.	Executive Compensation.
Compensation
      The following table sets forth the total compensation paid or accrued during the last three years to our Chief Executive Officer, and to each of our other four most highly compensated executive officers who were serving as executive officers at December 31, 2004. We refer to each of these people as our “named executive officers.”
Summary Compensation Table

	Annual Compensation
					All Other
Name and Principal Position	Year	Salary	Bonus		Compensation(2)

Peter J. Quandt	2004	$447,782	$256,838		$4,330
Chairman, Chief Executive Officer and	2003	445,770	208,950		5,719
President	2002	431,805	287,991		5,500
Paul J. Crecca	2004	319,072	146,410		4,330
Director, Executive Vice President and	2003	318,700	119,500		5,239
Chief Financial Officer	2002	306,398	163,481		5,500
Kevin M. McAliley	2004	309,400	138,920		3,559
Executive Vice President and	2003	309,400	164,150		3,211
President of Triumph Learning	2002	288,919	416,842	(1)	5,500
Linda Koons	2004	206,250	94,640		0
Executive Vice President, Publisher
Paul Konowitch	2004	200,000	57,358		0
Senior Vice President, Corporate and	2003	66,667	15,623		0
New Business Development

(1)	Includes $276,888 paid pursuant to the 2002 Equity Plan, a special management incentive plan adopted for the year ended December, 31 2002 only.

(2)	Represents our contributions to the named executive officer’s 401(k) account.
Option Grants in Last Fiscal Year
      The following table sets forth information concerning options to purchase shares of Haights Cross Communications’ common stock granted to each of the named executive officers during the year ended December 31, 2004. Mr. Quandt does not hold any options.

	Number of	Percent of Total			Grant
	Shares	Options Granted to	Exercise		Date
	Underlying	Employees in	Price per		Present
Name	Options(1)	Fiscal Year	Share	Expiration Date	Value(2)

Paul J. Crecca	50,000	8.5%	$1.00	October 1, 2014	$0
Kevin M. McAliley	35,000	6.0%	$1.00	October 1, 2014	$0
Linda Koons	100,000	17.0%	$1.00	October 1, 2014	$0
Paul Konowitch	30,000	5.1%	$1.00	October 1, 2014	$0

(1)	All options were granted as incentive stock options. Some options are subject to time-based vesting, pursuant to which they typically vest over a period of three years. Other options are subject to performance-based vesting, pursuant to which they typically vest in three tranches, with the vesting of each tranche subject to the achievement of specified annual financial goals by the unit at which the optionee is employed. Of the grants made in 2004, 54.3% of the options granted are subject to time-based vesting and 45.7% are subject to performance-based vesting.

(2)	We valued the options awarded in 2004 using the minimum value method, which is similar to the Black-Scholes valuation model. This method excludes volatility, which is not available since our common stock is not publicly traded. We valued the options using a risk-free interest rate of 4.25%, an expected dividend yield of zero, and an expected life of six years.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      None of our named executive officers exercised options during 2004. The following table sets forth information concerning the number and value of unexercised options to purchase shares of Haights Cross Communications’ common stock held by each of the named executive officers as of December 31, 2004. Mr. Quandt does not hold any options.
      There was no public market for our common stock as of December 31, 2004. Accordingly, amounts described in the following table under the heading “Value of Unexercised In-the-Money Options as of December 31, 2004” are determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $1.00, which was the fair market value of our common stock at such date as determined by our board of directors.

	Number of Common Shares		Value of Unexercised
	Underlying Options as of		In-the-Money Options
	December 31, 2004		as of December 31, 2004

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Paul J. Crecca	18,819	95,000	$0	$0
Kevin M. McAliley	110,000	65,000	$13,600	$0
Linda Koons	0	100,000	$0	$0
Paul Konowitch	0	30,000	$0	$0
Employee Benefit Plans and Arrangements
      2000 Stock Option and Grant Plan. Haights Cross Communications’ board of directors and stockholders have adopted the 2000 stock option and grant plan, which allows for the issuance of up to 2,400,000 shares of common stock. The plan permits the grant or issue to our or our affiliates’ officers, employees, directors, consultants, advisors and other key persons of:

•	incentive and non-qualified stock options;

•	stock appreciation rights;

•	common stock with vesting or other restrictions, or without restrictions;

•	rights to receive common stock in the future with or without vesting;

•	common stock upon the attainment of specified performance goals; and

•	dividend rights in respect of common stock.
      The plan is administered by Haights Cross Communications’ board of directors which has the right, in its discretion, to select the individuals eligible to receive awards, determine the terms and conditions of the awards granted, accelerate the vesting schedule of any award and generally administer and interpret the plan.
      The exercise price of options granted under the plan is determined by Haights Cross Communications’ board of directors. Under present law, incentive stock options and options intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 may not be granted at an exercise price less than the fair market value of the common stock on the date of grant, or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the company’s voting power. Non-qualified stock options may be granted at prices which are less than the fair market value of the underlying shares on the date granted.
      Options granted under the plan that are subject to time-based vesting typically vest over three years. Options granted under the plan that are subject to performance-based vesting typically vest in three tranches, with the vesting of each tranche subject to the achievement of specified annual financial goals by the unit at which the optionee is employed . Options expire ten years from the date of grant and may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with us. Upon the exercise of options, the option exercise price must be paid in full either in cash or by certified or bank check or other acceptable instrument or, if permitted, by delivery of shares of common stock that have been owned by the optionee free of restrictions for at least six months.
      The plan and all awards issued under the plan will terminate upon certain sale events, unless we and the other parties to such transactions have agreed otherwise. All participants under the plan will be permitted to exercise for a period of time before any such termination all awards held by them which are then exercisable or will become exercisable upon the closing of the transaction.
      Pursuant to the terms of the plan, Haights Cross Communications’ board of directors has granted the chief executive officer limited authority, acting alone, to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934 or “covered employees” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The chief executive officer may act alone to grant awards as long as (i) the number of shares of common stock underlying any such awards granted do not exceed 20,000 to any one individual, or 150,000 during any one year period, (ii) the sale price or exercise price of shares of common stock issued pursuant to any such awards is not less than the fair market value of Haights Cross Communications’ common stock on the date of grant, and (iii) any such awards are subject to vesting terms consistent with the Haights Cross Communications’ standard vesting terms described above.
      2002 Equity Plan. For the year ended December 31, 2002, there was in effect a special management incentive plan, which we refer to as the 2002 Equity Plan. Under this plan, selected participants had the opportunity to earn a cash bonus, in addition to any bonus earned under our annual bonus plan, based upon our achievement, or the achievement by the business for which a given participant worked, of specified financial targets for the 2002 fiscal year. Based upon our results and the results of our businesses for 2002, participants earned aggregate bonuses under the plan of $2.8 million, of which $0.1 million of charges related to employees who resigned prior to payment was later reversed. Amounts earned under the plan were paid in three installments of $0.9 million each on March 31, 2003, September 30, 2003 and March 31, 2004. Beginning on January 1, 2003, we returned to our historical management incentive program consisting of options and merit bonuses.
      Employment and Severance Agreements. We are party to an employment agreement with Peter J. Quandt, our Chairman, Chief Executive Officer and President. The agreement remains in effect until terminated in accordance with the terms thereof. Mr. Quandt’s base salary under the agreement is established annually by our board of directors. Mr. Quandt is entitled to continue to receive his base salary for a period of 12 months following termination of his employment if his employment is terminated by death, by us without cause, as a result of Mr. Quandt’s disability or by Mr. Quandt for good reason. Mr. Quandt’s agreement is also subject to non-competition, non-solicitation and confidentiality provisions and customary provisions with respect to benefits.
      We are also a party to severance agreements with Messrs. Crecca and McAliley, which provide for them to continue to receive their then current base salaries for a period of 12 months following termination of their employment without cause.
      401(k) Savings Plan. We offer a 401(k) savings plan for the benefit of substantially all of our employees, which was qualified for tax exempt status by the Internal Revenue Service. Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. We may match the employee contributions, up to 50% of the first 6% of annual earnings per participant. Our contribution to the 401(k) savings plan for the year ended December 31, 2004 was approximately $0.5 million.

Compensation of Directors
      Our directors who are not employees do not receive any compensation for their service as members of our board of directors, but are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table contains information about the Haights Cross Communications,, Inc. 2000 Stock Option and Grant Plan, as of December 31, 2004. This plan was approved by the stockholders of Haights Cross Communications, Inc.

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance under Equity
	Issued upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,555,145	$1.71	844,855
Equity compensation plans not approved by security holders	—	—	—

Total	1,555,145	$1.71	844,855

Security Ownership
      The following table sets forth information known to us regarding the beneficial ownership of our voting capital stock as of February 28, 2005, by:

•	each person known by us to be the beneficial owner of more than 5.0% of such stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and named executive officers as a group.
      Unless otherwise noted, to our knowledge, each person has sole voting and investment power over the shares of stock shown as beneficially owned, except to the extent authority is shared by spouses under applicable law and except as set forth in the footnotes to the table. The address of Media/ Communications Partners III Limited Partnership and its affiliates is 75 State Street, Boston, Massachusetts 02109. The address of each of Messrs. Gaffney and Gormley is c/o Great Hill Partners, LLC, One Liberty Square, Boston, Massachusetts 02109. The address of the other listed directors and executive officers is c/o Haights Cross Communications, Inc., 10 New King Street, Suite 102, White Plains, New York 10604.
      The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of February 28, 2005 through the exercise of any warrant, stock option or other right.
      As of February 28, 2005, we had a total of 22,476 shares of Series A preferred stock outstanding and 2,213 shares of Series A preferred stock were subject to warrants that were exercisable within 60 days thereafter. In addition, as of February 28, 2005, a total of 20,006,300 shares of common stock were outstanding and an additional 646,545 shares of common stock were subject to options and 2,139,048 shares of common stock were subject to warrants, in each case that were exercisable within 60 days thereafter. The number of shares of voting capital stock outstanding used in calculating the voting percentage for each listed person includes the shares of common stock and Series A preferred stock underlying the options and/or warrants held by such person that are exercisable within 60 days of February 28, 2005, but excludes shares of common stock and Series A preferred stock underlying the options and/or warrants held by any other person.

	Shares Beneficially Owned

			Series A		Total Voting
Name of Beneficial Owner	Common Stock		Preferred Stock		Percent

Media/ Communications Partners III Limited Partnership and affiliates	14,342,193	(1)	20,397	(2)	71.7%
Peter J. Quandt	4,784,406		1,362		23.9%
Paul J. Crecca	388,819	(3)	0		1.9%
Kevin M. McAliley	110,000	(4)	0		*
Mark Kurtz	24,764	(4)	0		*
Melissa L. Linsky	24,764	(4)	0		*
Christopher S. Gaffney	14,342,192	(1)	20,397	(2)	71.7%
Stephen F. Gormley	14,342,192	(1)	20,397	(2)	71.7%
All directors and named executive officers as a group (seven persons)	19,674,945		21,759		97.5%

*	Less than 1%

(1)	This total includes 13,625,218 shares of common stock owned by Media/ Communications Partners III Limited Partnership and 716,975 shares of common stock owned by M/ C Investors L.L.C. Each of Messrs. Gaffney and Gormley is a limited partner and a member of the general partner of Media/ Communications Partners III Limited Partnership and an investor in and managing member of M/ C Investors L.L.C. Each of Messrs. Gaffney and Gormley disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(2)	This total includes 19,377 shares of Series A preferred stock owned by Media/ Communications Partners III Limited Partnership and 1,020 shares of Series A preferred stock owned by M/ C Investors, L.L.C. Each of Messrs. Gaffney and Gormley is a limited partner and a member of the general partner of Media/ Communications Partners III Limited Partnership and an investor in and managing member of M/ C Investors L.L.C. Each of Messrs. Gaffney and Gormley disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(3)	This total includes 18,819 shares of common stock issuable upon exercise of options which were exercisable as of February 28, 2005 or within 60 days thereafter.

(4)	Consists of shares of common stock issuable upon exercise of options which were exercisable as of February 28, 2005 or within 60 days thereafter.

Item 13.	Certain Relationships and Related Transactions.
Indemnification Matters
      We have entered into indemnification agreements with our directors. The form of indemnification agreement provides that the directors will be indemnified for expenses incurred because of their status as a director to the fullest extent permitted by Delaware law and our certificate of incorporation and bylaws.
      Our certificate of incorporation contains a provision permitted by Delaware law that generally eliminates the personal liability of directors for monetary damages for breaches of their fiduciary duty, including breaches involving negligence or gross negligence in business combinations, unless the director has breached his or her duty of loyalty, failed to act in good faith, engaged in intentional misconduct or a knowing violation of law, paid a dividend or approved a stock repurchase or redemption in violation of the Delaware General

Corporation Law or obtained an improper personal benefit. This provision does not alter a director’s liability under the federal securities laws and does not affect the availability of equitable remedies, such as an injunction or rescission, for breach of fiduciary duty. Haights Cross Communications’ bylaws provide that its directors and officers shall be, and in the discretion of the board of directors, our non-officer employees and agents may be, indemnified to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with service for or on behalf of the company. Our bylaws also provide that the right of our directors and officers to indemnification shall be a contract right and shall not be exclusive of any other right now possessed or hereafter acquired under any statute, bylaw, agreement, vote of stockholders, directors or otherwise.
      Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons as described above, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. At present, there is no pending material litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted.
Registration Rights
      We are a party to a registration rights agreement with certain holders of our common stock, pursuant to which we have granted these persons or entities the right to demand that we register their shares of common stock under the Securities Act. These holders are also entitled to “piggyback” registration rights in which they may require us to include their shares of common stock in future registration statements that we may file, either for our own account or for the account of other security holders exercising registration rights. In addition, after our initial public offering, certain of these holders have the right to request that their shares of common stock be registered on a Form S-3 registration statement so long as the anticipated aggregate sales price of such registered securities as of the date of filing of the Form S-3 registration statement is at least $0.5 million. The registration rights granted under this agreement are subject to various conditions and limitations, including the right of the underwriters of an offering to limit the number of registrable securities that may be included in the offering. The registration rights terminate as to any particular stockholder on the date on which the holder may sell all of his or its shares pursuant to Rule 144(k) under the Securities Act. We are generally required to bear all of the expenses of these registrations, except underwriting discounts and selling commissions and transfer taxes, if any. Registration of any securities pursuant to these registration rights will result in shares becoming freely tradable without restriction under the Securities Act immediately upon effectiveness of such registration.

Item 14.	Principal Accountant Fees and Services.
      The Board of Directors has appointed Ernst & Young LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2005.

Audit Fees
      Fees for audit services totaled approximately $0.7 million in 2004 and approximately $0.7 million in 2003.

Other audit Fees
      Other audit fees totaled approximately $0.6 million in 2004 and approximately $1.1 million in 2003. These fees include billings associated reviews of our quarterly reports on Form 10 Q, comfort letters issued in connection with securities offerings, consents, assistance with review of documents pertaining to acquisitions, review of other periodic filings with the Securities and Exchange Commission and review of documents associated with securities offerings.

Tax Fees
      Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2004 and 2003.

All Other Fees
      Fees for all other services not included above totaled $0 in 2004 and 2003.
      Our board of directors must pre-approve all audit and permitted non-audit services to be provided by our principal independent registered public accounting firm unless an exception to such pre-approval exists under the Securities Exchange Act of 1934, as amended, or the rules of the Securities and Exchange Commission promulgated thereunder. Each year, the board of directors approves the retention of the independent registered public accounting firm to audit our financial statements, including the associated fees. All of the services described in the four preceding paragraphs were approved by the board of directors. The board of directors has considered whether the provisions of such services, including non-audit services, by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence and has concluded that it is.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Documents filed as a part of this report.
      1. Financial Statements. The following financial statements are filed as a part of this report.
      2. Financial Statement Schedules

Schedule I — Condensed Financial Information	73
Schedule II — Valuation and Qualifying Account Summary	75
      All other financial statement schedules are not required under related instructions or are inapplicable and therefore have been omitted.
      3. Exhibits. Haights Cross Communications, Inc. has filed the Exhibits listed in the accompanying Index to Exhibits on pages 88 through 91 as part of this Report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

By:	/s/ PETER J. QUANDT

Peter J. Quandt
Chairman of the Board of Directors, Chief
Executive Officer and President
(Principal Executive Officer)

By:	/s/ PAUL J. CRECCA

Paul J. Crecca
Director, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MARK KURTZ

Mark Kurtz
Vice President, Finance and Accounting and
Chief Accounting Officer
(Principal Accounting Officer)
Date: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. QUANDT Peter J. Quandt	Chairman of the Board of Directors, Chief Executive Officer and President	March 30, 2005

/s/ PAUL J. CRECCA Paul J. Crecca	Director, Executive Vice President and Chief Financial Officer	March 30, 2005

/s/ CHRISTOPHER S. GAFFNEY Christopher S. Gaffney	Director	March 30, 2005

/s/ STEPHEN F. GORMLEY Stephen F. Gormley	Director	March 30, 2005
      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
      No annual report with respect to the registrant’s last fiscal year, nor any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders, has been sent or will be sent to security holders of the registrant.

EXHIBIT INDEX

Exhibit
No.		Exhibit Description

2.1		Asset Purchase Agreement, dated as of March 6, 2004, by and among Haights Cross Communications, Inc., Buckle Down Publishing Company and the other parties named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 20, 2004
2.2		Asset Purchase Agreement, dated as of November 11, 2004, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, Options Publishing, LLC, Options Publishing, Inc., and certain stockholders of Options Publishing, Inc. named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004

2.3		Purchase and Sale Agreement, dated as of November 11, 2004, by and between Options Publishing, LLC and Merrimack M&R Realty LLC, incorporated by reference to Exhibit 2.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004

3.1		Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

3	.1(a)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1(a) of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

3.2		Bylaws of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.3		Certificate of Incorporation of Haights Cross Operating Company, incorporated by reference to Exhibit 3.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.4		Bylaws of Haights Cross Operating Company, incorporated by reference to Exhibit 3.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.5		Certificate of Formation of Chelsea House Publishers, LLC, incorporated by reference to Exhibit 3.5 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.6		Amended and Restated Limited Liability Company Agreement of Chelsea House Publishers, LLC, incorporated by reference to Exhibit 3.6 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.7		Certificate of Formation of Triumph Learning, LLC, incorporated by reference to Exhibit 3.7 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.8		Amended and Restated Limited Liability Company Agreement of Triumph Learning, LLC, incorporated by reference to Exhibit 3.8 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.9		Certificate of Formation of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.10		Amended and Restated Limited Liability Company Agreement of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.11		Certificate of Formation of Recorded Books, LLC, incorporated by reference to Exhibit 3.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.	Exhibit Description

3.12	Amended and Restated Limited Liability Company Agreement of Recorded Books, LLC, incorporated by reference to Exhibit 3.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.13	Certificate of Formation of Sundance/Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.13 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.14	Amended and Restated Limited Liability Company Agreement of Sundance/Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.14 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.15	Certificate of Formation of The Coriolis Group, LLC, incorporated by reference to Exhibit 3.15 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.16	Third Amended and Restated Limited Liability Company Agreement of The Coriolis Group, LLC, incorporated by reference to Exhibit 3.16 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.17	Articles of Association of W F Howes Limited, incorporated by reference to Exhibit 3.17 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.18	Memorandum of Association of W F Howes Limited, incorporated by reference to Exhibit 3.18 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.19	Certificate of Formation of Options Publishing, LLC, incorporated by reference to Exhibit 3.19 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

3.20	Limited Liability Company Agreement of Options Publishing, LLC, incorporated by reference to Exhibit 3.20 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

4.1	Indenture, dated as of August 20, 2003, by and between Haights Cross Operating Company and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

4.2	Form of Haights Cross Operating Company 11 3/4% Senior Note due 2011, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

4.3	Indenture, dated as of February 2, 2004, by and between Haights Cross Communications, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.4 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

4.4	Form of Haights Cross Communications, Inc. 12 1/2% Senior Discount Note due 2011, incorporated by reference to Exhibit 4.5 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

4.5	Supplemental Indenture, dated as of December 10, 2004, by and among Options Publishing, LLC, Haights Cross Operating Company, the guarantors signatory thereto, and Wells Fargo Bank, N.A., as trustee, supplementing the Indenture, dated as of August 20, 2003, among Haights Cross Operating Company, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004

10.1	Lease Agreement, dated as of January 15, 2003, by and between Sundance Publishing, LLC and LIT Industrial Limited Partnership, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.		Exhibit Description

10	.2*	Form of Director Indemnification Agreement

10.3		Investors Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, the Existing Stockholders (as defined therein) and the DLJMB Investors (as defined therein), as amended by Amendment to Investors Agreement, dated as of June 27, 2003, incorporated by reference to Exhibit 10.5 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.4		Investors Registration Rights Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company and the Holders (as defined therein), incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.5		Haights Cross Communications, Inc. Restated 2000 Stock Option and Grant Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

10.6		Haights Cross Communications, Inc. 2002 Equity Plan, incorporated by reference to Exhibit 10.8 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.7		Haights Cross Communications, Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 10.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.8		Term Loan Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.9		Revolving Credit Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.10		Amendment No. 1 and Consent No. 1 to Revolving Credit Agreement, dated as of January 26, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.11 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

10.11		Amendment No. 2 and Consent No. 2 to Revolving Credit Agreement, dated as of April 14, 2004, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-115017) filed April 30, 2004

10.12		Employment Agreement, dated as of December 18, 2003, by and between Haights Cross Communications, Inc. and Peter J. Quandt, incorporated by reference to Exhibit 10.12 of Haights Cross Communications, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (Reg. No. 333-109381) filed January 12, 2004

10.13		Form of incentive stock option agreement for options with time based vesting schedules, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

10.14		Form of incentive stock option agreement for options with performance based vesting schedules, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

Exhibit
No.		Exhibit Description

10.15		Term Loan Agreement, dated as of December 10, 2004, by and among Haights Cross Operating Company, Bear Stearns & Co. Inc., as lead arranger, Bear Stearns Corporate Lending Inc., as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 1.1 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed December 15, 2004

10.16		Registration Rights Agreement, dated as of December 10, 2004, by and among Haights Cross Operating Company, Bear Stearns & Co. Inc. and the Guarantors named therein, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004

10	.17*	Amendment No. 3 and Consent No. 3 to Revolving Credit Agreement, dated as of December 1, 2004, by and among Haights Cross Operating Company, the Lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent and The Bank of New York, as Administrative Agent

12	.1*	Schedule of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of Haights Cross Communications, Inc., incorporated by reference to Exhibit 21.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

21.2		Subsidiaries of Haights Cross Operating Company, incorporated by reference to Exhibit 21.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

21.3		Subsidiaries of Recorded Books, LLC, incorporated by reference to Exhibit 21.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

23	.1*	Consent of Ernst & Young LLP

31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt

31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca

32	.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32	.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	filed herewith

**	furnished herewith