Form 10-Q
period 2005-03-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2005-05-13
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission File Number: 333-109381

Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation) 10 New King Street, Suite 102 White Plains, NY (Address of Principal Executive Offices)	13-4087398 (I.R.S. Employer Identification Number) 10604 (Zip Code)

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

     The registrant had 20,006,300 shares of Common Stock, par value $0.001 per share, outstanding as of May 12, 2005.

HAIGHTS CROSS COMMUNICATIONS, INC.

Quarterly Report for the
Quarter Ended March 31, 2005

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Revenue	$48,568	$39,563
Costs and expenses:
Cost of goods sold	14,740	11,972
Marketing and sales	13,212	9,084
Fulfillment and distribution	3,824	3,061
General and administrative	6,536	5,147
Restructuring charges	—	354
Amortization of pre-publication costs	3,704	2,594
Depreciation expense and amortization of intangibles	1,239	581

Total costs and expenses	43,255	32,793

Income from operations	5,313	6,770
Other (income) expenses:
Interest expense	13,736	11,417
Interest income	(270)	(134)
Amortization of deferred financing costs	883	799
Other (income) expense	4	2

Total other expenses	14,353	12,084

Loss before provision for income taxes	(9,040)	(5,314)
Provision for income taxes	129	—

Net loss	$(9,169)	$(5,314)
Preferred stock dividends and accretion	(728)	(621)

Net loss available to common stockholders	$(9,897)	$(5,935)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)	(Note 1)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$64,304	$78,581
Accounts receivable, net	26,407	21,299
Inventory, net	24,366	24,227
Direct response advertising costs — current portion, net	4,437	2,797
Prepaid royalties	4,944	5,302
Prepaid expenses and other current assets	2,789	3,500

Total current assets	127,247	135,706
Pre-publication costs, net	41,503	41,746
Direct response advertising costs, net	6,897	6,620
Property and equipment, net	10,228	10,138
Goodwill	165,372	166,179
Intangible assets, net	22,841	20,988
Deferred financing costs, net	15,967	16,589
Other assets	1,785	1,737

Total assets	$391,840	$399,703

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$25,142	$26,051
Accrued interest	3,091	8,387
Deferred subscription revenue	13,507	12,341
Current portion of long term debt	1,300	1,300

Total current liabilities	43,040	48,079
Long term liabilities:
Senior secured term loan	127,125	127,450
11 3/4% senior notes	173,000	173,122
12 1/2% senior discount notes	84,785	82,270
Series B senior preferred stock, mandatorily redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (aggregate liquidation value as of March 31, 2005 of $115,096)	113,204	108,706
Deferred gain on Series B cancellation and other long term liabilities	4,470	4,637

Total long term liabilities	502,584	496,185
Commitments (Note 10)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (aggregate liquidation value as of March 31, 2005 of $34,228)	36,292	35,627
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (aggregate liquidation value as of March 31, 2005 of $3,671)	1,318	1,255

Total redeemable preferred stock	37,610	36,882
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,006,300 shares issued and outstanding (20,000,000 as of 12/31/04)	20	20
Accumulated other comprehensive income	465	526
Accumulated deficit	(191,879)	(181,989)

Total stockholders’ deficit	(191,394)	(181,443)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$391,840	$399,703

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Operating activities
Net loss	$(9,169)	$(5,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	6,858	5,651
Allowance for doubtful accounts and obsolescence	1,252	1,028
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	4,943	3,175
Amortization of deferred financing costs	883	799
Amortization of premium on 11 3/4% senior notes	(122)	—
Other non-operating income — non-cash	(48)	(128)
Changes in operating assets and liabilities:
Accounts receivable	(5,950)	(3,786)
Inventory	(549)	(799)
Prepaid expenses, royalty advances and other current assets	1,069	1,032
Direct response advertising costs	(1,917)	(1,816)
Accounts payable, accrued and other liabilities	(860)	(4,188)
Accrued interest	(5,296)	(3,877)
Deferred subscription revenue	1,166	424

Net cash used in operating activities	(7,740)	(7,799)

Investing activities
Additions to pre-publication costs	(5,111)	(2,681)
Additions to property and equipment	(725)	(673)
Additions to intangible assets	(7)	—
Acquisitions, net of cash acquired	(95)	—

Net cash used in investing activities	(5,938)	(3,354)

Financing activities
Proceeds from exercise of stock options	7	—
Proceeds from 12 1/2% senior discount notes	—	73,653
Repayment of senior secured term loan	(325)	(250)
Repurchase of Series B senior preferred stock	—	(13,999)
Additions to deferred financing costs	(261)	(2,945)

Net cash (used in) provided by financing activities	(579)	56,459

Effect of exchange rates on cash	(20)	52

Net (decrease) increase in cash and cash equivalents	(14,277)	45,358
Cash and cash equivalents at beginning of period	78,581	32,389

Cash and cash equivalents at end of period	$64,304	$77,747

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

1. Basis of Presentation

     The unaudited interim consolidated financial statements contained herein consist of the accounts of Haights Cross Communications, Inc. (the “Company” or “Haights Cross Communications ”), a Delaware corporation formed in January 1997 to create and build an education and library publishing business, and its subsidiaries. The Company is a holding company that conducts all of its operations through its direct and indirect subsidiaries, including its wholly owned subsidiary Haights Cross Operating Company (“Haights Cross”) and its consolidated subsidiaries.

     The Company is a creator and publisher of high quality education and library materials. Products include K-12 curriculum-based student books, workbooks and study guides, test preparation publications, teacher materials, audiobooks, library books for children and young adults, and continuing professional education materials. The Company markets its products primarily to school administrators, educators, librarians and other professionals. Products are distributed via market-specific field and telesales representatives, direct mail and web/e-commerce to the North American and United Kingdom markets, and to the rest of the world via licensing and distribution arrangements.

     Our business is subject to modest seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. In addition, our quarterly results of operations have fluctuated in the past, and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library, and consumer purchasing decisions; unpredictable funding of schools and libraries by Federal, state, and local governments; consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. The unaudited consolidated results of operations of interim periods are not necessarily indicative of results for a full fiscal year. All material intercompany accounts and transactions have been eliminated upon consolidation. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payment,” which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends FASB No. 95, “Statement of Cash Flows.” Generally, the approach to accounting in SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective adoption to January 1, 2006 for calendar year companies. The Company adopted SFAS No. 123 effective January 1, 2002, and will continue to apply the minimum-value method in future periods to awards outstanding prior to January 1, 2006 which will be the date upon which the Company will adopt SFAS No. 123(R). All awards granted, modified or settled after the date of adoption shall be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123(R). As such, while the adoption as of January 1, 2006 is not expected to have a material effect on the financial results or condition of the Company, we cannot predict the future impact of such adoption.

3. Acquisitions

     In April 2004, the Company acquired certain assets and assumed certain liabilities of Buckle Down Publishing (“Buckle Down”) which has been reported using the purchase method of accounting in the Test-prep and Intervention segment since acquisition. Buckle Down is a state test preparation publisher. It’s primary product line is Buckle Down, a series of books written to and reviewing the state educational standards assessed on high-stakes state tests. Buckle Down products are developed to specific state standards. The Company acquired Buckle Down to compliment and expand its growing Triumph Learning business which provides test-preparation materials to the supplemental education market. The net cost was $26.3 million, consisting of consideration paid to the seller in the form of $24.1 million cash and 3,500 shares of newly authorized Series C preferred stock with a face amount of $1,000 per share and a cumulative 5% per year dividend compounded quarterly with a discounted value of $1.1 million and transaction costs of $1.1 million. This consideration exceeded the fair value of net assets acquired, resulting in goodwill of $11.7 million. The acquisition price was subject to a working capital adjustment which was settled for $0.1 million during the fiscal year 2004 which is included in the net cost of $26.3 million.

     In December 2004, the Company acquired certain assets and assumed certain liabilities of Options Publishing (“Options”) which has been reported using the purchase method of accounting and is being included in the Test-prep and Intervention segment since acquisition. Options Publishing develops and creates proprietary supplemental, instructional materials with the focus on students in kindergarten through grade eight, who need more help after using textbooks. The curriculum areas of reading, writing, math, science, parent involvement intervention and assessment are covered in depth. Options Publishing products complement the Company’s growing educational product lines. The net cost was $52.8 million, consisting of consideration paid to the seller of $51.8 million less cash received of $0.4 million and transaction costs of $1.4 million, exceeded the fair value of net assets acquired, resulting in goodwill of approximately $28.7 million.

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective effective dates of the acquisition:

	Buckle Down	Options
Working capital (excluding cash acquired)	$1,769	$1,726
Pre-publication costs	3,600	5,570
Property and equipment	193	1,929
Intangibles	9,000	14,930

Net assets acquired	14,562	24,155
Goodwill recorded	11,717	28,651

Net cost	$26,279	$52,806

     During the quarter ended March 31, 2005, the preliminary acquisition accounting for Options Publishing was updated. Therefore, certain changes were made to the assets and liabilities and intangible balances that were previously reported and additional changes may be made prior to the finalization of the purchase accounting within one year. The acquisition accounting for Buckle Down Publishing was finalized during the fiscal year 2004.

     Pro Forma Financial Information

     The following unaudited pro forma statement of operations is presented as if the acquisitions have been consummated as of the beginning of the 2004.

	HCC as	Proforma	Proforma	HCC
	Reported	Buckle Down	Options	Proforma
For the three months ended March 31, 2004
Revenue	$39,563	$2,418	$4,479	$46,460
Cost of goods sold	11,972	561	834	13,367
Marketing and sales	9,084	584	1,448	11,116
Fulfillment and distribution	3,061	257	218	3,536
General and administrative	5,147	273	255	5,675
Restructuring charges	354	—	—	354
Amortization of pre-publication costs	2,594	464	363	3,421
Depreciation expense	581	258	26	865
Amortization of intangibles	—	171	366	537

Income (loss) from operations	6,770	(150)	969	7,589
Other expense	(12,084)	(84)	(1,701)	(13,869)

Net loss	$(5,314)	$(234)	$(732)	$(6,280)

4. Inventory

     Inventory consists of the following:

	March 31,	December 31,
	2005	2004
Supplies	$898	$799
Work-in-process	633	783
Finished goods	27,139	27,133

	28,670	28,715
Less allowance for obsolescence	4,304	4,488

	$24,366	$24,227

5. Pre-publication Costs

     Pre-publication costs consists of the following:

	March 31,	December 31,
	2005	2004
Pre-publication costs	$94,373	$90,964
Less accumulated amortization	52,870	49,218

	$41,503	$41,746

Amortization of pre-publication costs for the quarters ended March 31, 2005 and 2004 was $3.7 million and $2.6 million, respectively.

6. Goodwill and Intangibles

     The Company recorded intangible asset additions with the acquisitions of Buckle Down and Options Publishing of $9.0 million and $14.9 million, respectively. The preliminary acquisition accounting for Options Publishing was updated during the quarter ended March 31, 2005 and values assigned to the intangible asset classes and the related amortization of intangibles have changed. A summary of consolidated intangible asset values is as follows:

		March 31,	December 31,
	Lives	2005	2004
Definite Life Assets
Customer list	10 years	$20,380	$18,050
Noncompete agreements	2-5 years	850	750
Other	5 years	165	158

		21,395	18,958
Less: accumulated amortization		(1,295)	(670)

		20,100	18,288
Trademarks	Indefinite	2,741	2,700

Net intangible assets		$22,841	$20,988

     Amortization expense for the three months ended March 31, 2005 and 2004 was $0.6 million and $0.0, respectively.

     Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of succeeding five years is as follows:

Total
Amortization of intangibles:
2005	$2,388
2006	2,369
2007	2,088
2008	2,088
2009	2,078

     A summary of the change in the Company’s goodwill during the quarter ended March 31, 2005 is as follows:

Goodwill, December 31, 2004	$166,179
Add:
Purchase accounting adjustments for Options Publishing acquisition	(766)
Other	(41)

Goodwill, March 31, 2005	$165,372

     The full value assigned to goodwill in connection with the Options Publishing acquisition will be deductible for income tax purposes.

     Goodwill was tested for impairment as of October 2004 as required by SFAS 142. The Company concluded that none of its goodwill was impaired. Fair value was estimated using a discounted cash flow method. In addition, the Company reassessed the estimated useful lives of its definite lived intangible assets and determined that the lives were appropriate. The Company will continue to test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

7. Income Taxes

     The provision for income taxes consists of foreign income taxes based on taxable UK earnings. As of March 31, 2005 the Company has federal and state operating loss carryforwards expiring through 2024, which totaled $73.0 million as of December 31, 2004. The Company has provided a full valuation allowance for the net deferred tax assets as a result of management’s uncertainty as to the realization of such assets.

8. Financing Arrangements

     Senior Secured Revolving Credit Facility, Senior Secured Term Loans, 11 3/4% Senior Notes

     On August 20, 2003, Haights Cross entered into a $30.0 million four-year and nine-month Senior Secured Revolving Credit Facility (the “Facility”), and a $100.0 million five-year Senior Secured Term Loan (the “First Term Loan”) and issued $140.0 million of 11 3/4% Senior Notes due 2011 (“Senior Notes”).

     As part of the August 20, 2003 refinancing transaction, Haights Cross entered into the Facility with a syndicate of lenders led by The Bank of New York and Bear Stearns & Co, Inc. The Facility matures on May 20, 2008 and is secured by a first lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The Facility contains certain restrictive covenants and financial ratio requirements. The Facility has been amended periodically to allow for acquisitions. As of March 31, 2005, our available borrowing capacity under the Facility, limited by such restrictive covenants, was $30.0 million; no amounts had been drawn on the Facility.

     As part of the August 20, 2003 refinancing transaction, Haights Cross entered into the First Term Loan, with a syndicate of lenders led by Bear Stearns & Co. Inc. The First Term Loan matures on August 20, 2008, is subordinate to the Facility, and is secured by a second lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The First Term Loan contains certain restrictive covenants and debt incurrence tests. Interest is charged in accordance with a floating interest rate calculation based on the Eurodollar plus an applicable margin based on a graduated rate schedule. The Eurodollar rate calculation has a 2% floor. As of March 31, 2005, the interest rate in effect was 7.3%. The First Term Loan mandates principal payments of $250,000 per quarter, which began on November 15, 2003, and will continue through maturity.

     As part of the August 20, 2003 refinancing transaction, Haights Cross issued $140.0 million aggregate principal amount of its Senior Notes, in a transaction led by Bear Stearns & Co. Inc. The Senior Notes mature on August 15, 2011, and are subordinate to the Term Loans (as defined below). The Senior Notes contain certain restrictive covenants and debt incurrence tests. Interest is incurred at a rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004.

     On December 10, 2004, Haights Cross issued $30.0 million aggregate principal amount of its Senior Notes in a transaction led by Bear Stearns & Co. Inc. These Senior Notes, which were issued under Haights Cross’ existing senior indenture, are pari passu with, of the same series as, and vote on any matter submitted to bondholders with, Haights Cross’ existing Senior Notes. In connection with this offering of new Senior Notes, Haights Cross entered into a new $30.0 million senior secured term loan (the “Second Term Loan” and, together with the First Term Loan the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. As of March 31, 2005, we had $170.0 million aggregate principal amount of outstanding Senior Notes and $128.4 million aggregate principal amount of indebtedness outstanding under the Term Loans.

     12 1/2% Senior Discount Notes

     On February 2, 2004, Haights Cross Communications issued 12 1/2% senior discount notes due 2011 and received net proceeds of $73.7 million. The senior discount notes will mature on August 15, 2011. Each senior discount note will have an accreted value of $1,000 at maturity. The senior discount notes will not begin to accrue cash interest until February 1, 2009, with payments to be made every six months in arrears on February 1 and August 1, commencing August 1, 2009. The senior discount notes are general unsecured obligations, which rank equally with all of Haights Cross’ existing and future unsecured senior indebtedness and senior to all of its future subordinated indebtedness. The senior discount notes are effectively subordinated to all of Haights Cross Communications’ existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The senior discount notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Facility, the Term Loans and the Senior Notes. The senior discount notes are redeemable on or after February 15, 2008 and Haights Cross Communications may redeem up to 35% of the aggregate principal amount at maturity of the senior discount notes with net cash proceeds from certain equity offerings.

     The senior discount notes contain covenants that restrict our ability to incur additional debt, pay dividends, make investments, create liens, enter into transaction with affiliates, merge or consolidate and transfer or sell assets.

     The following table is a summary of the Company’s current outstanding debt as of March 31, 2005:

					Interest Rate	Book Value
				Premium	As of	As of
	Issuance	Due	Face	(Discount)	March 31,	March 31,
Instrument:	Date	Date	Amount	At issuance	2005	2005
Haights Cross :
Senior secured term loan	08/20/03	08/15/08	$100,000	—	7.3%	$98,500
Senior secured term loan	12/10/04	08/15/08	$30,000	—	6.3%	29,925

						$128,425

11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	33,000

						$173,000

Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$84,785
Series B preferred	12/10/99	12/10/11	$50,006	$(2,478)	16.0%	113,204

Total debt						$499,414

     The following table shows the required future repayments under the Company’s current financing arrangements as of March 31, 2005:

2005	$1,300
2006	1,300
2007	1,300
2008	124,525
Thereafter	420,096

Total	548,521
Less: Unamortized discounts and other	(49,107)

$499,414

9. Equity and Redeemable Preferred Stock

     On December 10, 1999, the Company issued 22,476 shares of voting Series A preferred stock (the “Preferred A”). The Preferred A has a liquidation value of $1,000 per share plus any accrued but unpaid dividends. The Preferred A accrues quarterly cumulative dividends at an annual rate of 8%. Beginning on December 31, 2019, any Preferred A holder may require the Company to redeem the outstanding Preferred A shares held by that holder, at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. Each holder of a share of Preferred A is entitled to one vote per share. The initial carrying value of the Preferred A was approximately $22.3 million and the Company will accrete to the aggregate liquidation value of $110.2 million through December 19, 2019, the date holders can require redemption.

     On December 10, 1999, the Company issued 2,400,000 shares of nonvoting Series B senior preferred stock (the “Preferred B”), warrants to acquire 3,333,861 shares, as adjusted, of common stock at $.01 per share, and warrants to acquire 3,458 shares of Preferred A at $.01 per share, for aggregate proceeds of $60.0 million. In 2004, the company canceled 1,194,814 warrants to acquire common stock and 1,245 warrants to acquire Preferred A in connection with two separate Series B senior preferred stock retirement transactions.

     The Preferred B has a liquidation value of $25 per share plus any accrued but unpaid dividends. The Preferred B accrues quarterly cumulative cash dividends at an annual rate of 16% beginning January 1, 2005. Prior to that date, dividends at the same rate are added to the carrying value of the Preferred B shares. If after December 10, 2004, the

Company fails to pay four consecutive or six quarterly dividends for any reason, the holders of the Preferred B shall be entitled to elect one additional director to serve on the Company’s Board of Directors. As of March 31, 2005, Company has accrued $4.4 million for unpaid cash dividends and has elected not to pay cash dividends, as the Company is restricted from making cash dividend payments on the Series B senior preferred stock by the 12 1/2% senior discount notes agreement.

     The Preferred B requires a mandatory redemption on December 10, 2011 at its liquidation value, plus any accrued but unpaid dividends. Beginning on December 10, 2004, the Company may redeem the Preferred B at 110% of its liquidation value, plus any accrued but unpaid dividends. The redemption price periodically declines each year through 2008, to 100% of its liquidation value plus any accrued but unpaid dividends. The initial carrying value of the Preferred B was approximately $53.9 million which was net of approximately $0.8 million of issuance costs, which were incurred in connection with the issuance of the Preferred B shares. The issuance costs will be amortized through December 10, 2011 and the Company will accrete to the mandatory redemption price of $25 per share plus accrued but unpaid dividends (the liquidation value) on the Preferred B through December 10, 2011.

     Upon a change of control of the Company, as defined, after December 10, 2002, to the extent the Company shall have funds legally available, the Company is required to offer to redeem the Preferred B shares at 108% of the liquidation value plus any accrued but unpaid dividends. The redemption price periodically declines each year through 2008, to 100% of its liquidation value plus any accrued but unpaid dividends.

     As noted above, the Preferred B was issued along with 3,333,861 warrants to acquire the Company’s common stock and 3,458 warrants to acquire Preferred A which were valued on December 10, 1999 at approximately $1.9 million and $3.5 million respectively, all of which were exercisable upon issuance at $0.01 and have an expiration date of December 10, 2011. The fair value of the common stock warrants was estimated at the grant date using the Black-Scholes option-pricing model. The fair value of the Preferred A warrants was estimated based upon the redemption value discounted to present value of the Preferred A.

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

     The Company has 30,000,000 shares of common stock authorized for issuance. As of March 31, 2005, the Company has 20,006,300 shares issued and outstanding, including 6,300 shares issued due to the exercise of stock options during the three months ended March 31, 2005, 2,400,000 shares reserved for the exercise and issuance of stock options and 2,139,047 shares reserved for the conversion of warrants.

10. Commitments

     From time to time, the Company may be involved in litigation relating to various claims which have arisen in the ordinary course of its business. In the opinion of management, the outcome of any such litigation will not have a material adverse impact on the Company’s consolidated financial position or results of operations.

11. Comprehensive Loss

     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2005	2004

	(Unaudited)
Net loss	$(9,169)	$(5,314)
Foreign currency translation adjustment	(61)	66

Comprehensive Loss	$(9,230)	$(5,248)

12. Restructuring Charges

     During the fourth quarter of 2002, the Company initiated an operations consolidation project under which it consolidated the warehousing and order fulfillment functions of its Triumph Learning, Chelsea House, Sundance, and Newbridge subsidiaries at a new warehouse facility. The customer service functions of Triumph Learning, Sundance, and Newbridge were also combined. The objective of the warehouse consolidation is to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. In January 2003, the Company signed a lease for the new warehouse facility and substantially completed the project in 2003. In connection with this effort, the Company expected to record a total restructuring charge of approximately $2.4 million.

     During the first quarter of 2004, the Company initiated an operations consolidation project under which it consolidated the executive management, and finance and accounting functions of its Chelsea House subsidiary into Sundance/Newbridge. The objective of this consolidation is to reduce payroll costs and provide new management for the Chelsea House business. The project was substantially completed during 2004. In connection with this effort, the Company recorded a total restructuring charge of approximately $0.4 million.

     Operations consolidation project restructuring activity by type for the three months ended March 31, 2005 is as follows:

		Accrued				Accrued
		Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to	December 31,	Expense in	Cash Paid		March 31,
	Be Incurred	2004	2005	in 2005	Reversals	2005
Warehouse and Order Fulfillment Consolidation
Severance and related	$600	$17	$—	$13	$—	$4
Lease terminations costs	730	—	—	—	—	—
Relocation and other	1,100	13	—	—	—	13

	$2,430	$30	$—	$13	$—	$17

Chelsea House Executive Management, Finance and Accounting Consolidation
Severance and related	$445	$116	$—	$84	$—	$32
Relocation and other	83	—	—	—	—	—

	$528	$116	$—	$84	$—	$32

     Restructuring activity for the three months ended March 31, 2005 was related to the K-12 Supplemental Education segment.

13. Segment Reporting

     The Company is a creator, publisher and marketer of products for the education and library publishing markets. The Company’s operating segments are regularly reviewed by the chief operating decision maker concerning the allocation of resources and assessing performance.

     We have re-organized our segment financial reporting into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education. This business segments realignment was designed to present segmented financial information in a way that is more reflective of the markets our businesses serve and more meaningful to investors and other readers of this report. Prior periods have been restated to conform to the current presentation.

     Our K-12 Supplemental Education reporting segment is comprised of our Sundance / Newbridge and Chelsea House operating segments. Our Test-prep and Intervention reporting segment is comprised of our Triumph Learning and Options Publishing operating segments. These reporting segments have been aggregated due to the similarity of economic and business characteristics. Our Library segment and Medical Education reporting segments are unchanged but were previously named Recorded Books and Oakstone, respectively.

     The information presented below includes certain expense allocations between the corporate office and the operating business segments and is presented after all intercompany eliminations and is therefore not necessarily indicative of the results that would be achieved had these been stand-alone businesses. Corporate general and administrative expenses consist of general corporate administration expenses not allocated to the operating business segments. Corporate capital expenditures include capital expenditures of discontinued and held for sale operations.

     The results of operations and other data for the four operating segments and corporate for the three months ending March 31, 2005 and 2005 are as follows:

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Three Months Ended March 31, 2005 (unaudited)
Revenue	$11,403	$13,622	$19,459	$4,084	$—	$48,568
Cost of good sold	3,223	2,951	7,434	1,132	—	14,740
Marketing and sales	3,666	4,503	3,620	1,423	—	13,212
Fulfillment and distribution	1,225	887	1,245	467	—	3,824
General and administrative	1,269	1,781	1,377	695	1,414	6,536
Amortization of pre-publication costs	1,711	917	978	98	—	3,704
Depreciation expense and amortization of intangibles	210	730	184	72	43	1,239

Income (loss) from operations	$99	$1,853	$4,621	$197	$(1,457)	$5,313

Interest expense	1,955	3,189	$1,636	$665	$6,291	$13,736
Capital expenditures — property and equipment	180	269	79	187	10	725
Capital expenditures — pre- publication costs	1,612	2,009	1,343	147	—	5,111
Goodwill	24,393	60,979	64,513	15,487	—	165,372
Total assets	65,650	118,281	100,729	25,659	81,522	391,840

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Three Months Ended March 31, 2004 (unaudited)
Revenue	$11,153	$7,917	$16,606	$3,887	$—	$39,563
Cost of good sold	2,836	1,593	6,441	1,102	—	11,972
Marketing and sales	3,206	1,707	2,887	1,284	—	9,084
Fulfillment and distribution	1,139	466	1,046	410	—	3,061
General and administrative	1,516	1,122	1,343	550	970	5,501
Amortization of pre-publication costs.	1,247	441	811	95		2,594
Depreciation of property and equipment	206	23	172	124	56	581

Income (loss) from operations	$1,003	$2,565	$3,906	$322	$(1,026)	$6,770

Interest expense	$1,314	$803	$1,157	$480	$7,663	$11,417
Capital expenditures — property and equipment	318	38	266	32	19	673
Capital expenditures — pre- publication costs	1,412	450	756	63	—	2,681
Goodwill	24,393	20,612	64,513	15,487	—	125,005
Total assets	67,079	31,463	95,842	25,902	97,749	318,035

14. Condensed Consolidating Financial Statements

     On August 20, 2003 and December 10, 2004, Haights Cross issued $140.0 million and $30.0 million, respectively, of Senior Notes. Haights Cross and the guarantor subsidiaries are 100% owned, directly or indirectly, by the Company. These notes have been fully and unconditionally, jointly and severally guaranteed by Company and each of the existing and future restricted subsidiaries of Haights Cross. Subject to certain exceptions, Haights Cross is restricted in its ability to make funds available to the Company. The following unaudited interim condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.

     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended March 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Revenue	$—	$—	$48,568	$—	$48,568
Costs and expenses	—	1,457	41,798	—	43,255

(Loss) income from operations	—	(1,457)	6,770	—	5,313
Equity in the (loss) income of subsidiaries	(2,217)	(2,174)	—	4,391	—
Other expenses (income)	6,952	(1,414)	8,944	—	14,482

Net (loss) income	$(9,169)	$(2,217)	$(2,174)	$4,391	$(9,169)

	Three Months Ended March 31, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Revenue	$—	$—	$39,563	$—	$39,563
Costs and expenses	—	1,027	31,766	—	32,793

(Loss) income from operations	—	(1,027)	7,797	—	6,770
Equity in the income (loss) of subsidiaries	369	2,964	—	(3,333)	—
Other expenses	5,683	1,568	4,833	—	12,084

Net (loss) income	$(5,314)	$369	$2,964	$(3,333)	$(5,314)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of March 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Assets

Current assets	$3,552	$60,524	$63,171	$—	$127,247
Investment in subsidiaries	41,967	274,108	—	(316,075)	—
Long term assets	2,837	14,610	247,146	—	264,593

Total assets	$48,356	$349,242	$310,317	$(316,075)	$391,840

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$7,149	$35,891	$—	$43,040
Long term liabilities	202,140	300,126	318	—	502,584
Redeemable preferred stock	37,610	—	—	—	37,610
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(191,414)	41,967	274,108	(316,075)	(191,414)

Total stockholders’ deficit	(191,394)	41,967	274,108	(316,075)	(191,394)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$48,356	$349,242	$310,317	$(316,075)	$391,840

	As of December 31, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Assets

Current assets	$3,460	$74,375	$57,871	$—	$135,706
Investment in subsidiaries	44,314	267,783	—	(312,097)	—
Long term assets	2,947	15,106	245,944	—	263,997

Total assets	$50,721	$357,264	$303,815	$(312,097)	$399,703

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$12,378	$35,701	$—	$48,079
Long term liabilities	195,282	300,572	331	—	496,185
Redeemable preferred stock	36,882	—	—	—	36,882
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(181,463)	44,314	267,783	(312,097)	(181,463)

Total stockholders’ deficit	(181,443)	44,314	267,783	(312,097)	(181,443)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$50,721	$357,264	$303,815	$(312,097)	$399,703

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Three Months Ended March 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Cash provided by (used in):
Operating activities	$(58)	$(4,407)	$(3,275)	$—	$(7,740)
Investing activities:
Additions to pre-publication costs	—	—	(5,111)	—	(5,111)
Additions to property and equipment	—	(10)	(715)	—	(725)
Additions to intangible assets	—	—	(7)	—	(7)
Intercompany activity	69	(8,534)	8,465	—	—
Acquisitions, net of cash acquired	—	(95)	—	—	(95)

Net cash provided (used in) by investing activities	69	(8,639)	2,632	—	(5,938)
Financing activities:
Net proceeds from issuance of stock	7	—	—	—	7
Repayment of senior secured loan	—	(325)	—	—	(325)
Additions to deferred financing costs		(261)	—	—	(261)

Net cash provided (used in) by financing activities	7	(586)	—	—	(579)
Effect of exchange rates on cash	—	—	(20)	—	(20)

Net change in cash and cash equivalents	18	(13,632)	(663)	—	(14,277)

Cash and cash equivalents at beginning of period	3,460	73,940	1,181	—	78,581

Cash and cash equivalents at end of period	$3,478	$60,308	$518	$—	$64,304

	Three Months Ended March 31, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Cash provided by (used in):
Operating activities	$39	$(7,345)	$(493)	$—	$(7,799)
Investing activities:
Additions to pre-publication costs	—	—	(2,681)	—	(2,681)
Additions to property and equipment	—	(19)	(654)	—	(673)
Intercompany activity	273	(4,937)	4,664	—	—

Net cash provided by (used in) investing activities	273	(4,956)	1,329	—	(3,354)
Financing activities:
Proceeds from 12 1/2% senior discount notes	73,653	—	—	—	73,653
Repayment of senior secured term loan	—	(250)	—	—	(250)
Purchase of Series B Senior preferred stock	(13,999)	—	—	—	(13,999)
Additions to deferred financing costs	(2,797)	(148)	—	—	(2,945)

Net cash provided by (used in) financing activities	56,857	(398)	—	—	56,459
Effect of exchange rates on cash	—	—	52	—	52

Net change in cash and cash equivalents	57,169	(12,699)	888	—	45,358

Cash and cash equivalents at beginning of period	—	33,284	(895)	—	32,389

Cash and cash equivalents at end of period	$57,169	$20,585	$(7)	$—	$77,747

15. Subsequent Events

     In April 2005, the Company, through its Oakstone Publishing business, purchased 100% of the outstanding common stock of Scott Publishing, a publisher of employee wellness newsletters, calendars and web based products. The net cost of $3.2 million consisted of $3.2 million in cash consideration. Scott Publishing will be reported in the Medical Education Segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — UNAUDITED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Safe Harbor Statement. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this quarterly report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

     Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. These risks, uncertainties and other factors include, among others: (i) market acceptance of new education and library products, particularly reading, literature, language arts, mathematics, science and social studies programs; (ii) the seasonal and cyclical nature of education and library sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of education and library products and shifts in timing of purchases; (iv) changes in the competitive environment, including those which could adversely affect our cost of sales; (v) changes in the relative profitability of products sold; (vi) regulatory changes that could affect the purchase of education and library products; (vii) changes in the strength of the retail market for audiobooks and market acceptance of newly-published titles; (viii) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; (ix) the potential effect of a continued weak economy on sales of education and library products; (x) the risk that our well-known authors will depart and write for our competitors; and (xi) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in SEC rules (including the Sarbanes-Oxley Act of 2002), listing standards and accounting rules.

     There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. The forward-looking statements in this quarterly report are made as of the date of this quarterly report.

Operating Groups

     We have re-organized our financial reporting into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education. This business segment realignment is designed to present segmented financial information in a way that is more reflective of the markets our businesses serve and more meaningful to investors and other readers of this report. Prior periods have been restated to conform to the current presentation.

     K-12 Supplemental Education. Our K-12 Supplemental Education segment publishes supplemental reading materials for the kindergarten through 9th grade market and literary, biographical and topical books published in series for school libraries. It also markets non-proprietary, supplemental reading products and literature for the K-12 market. This segment is comprised of our former Sundance/Newbridge and Chelsea House businesses.

     Test-prep and Intervention. Our Test-prep and Intervention segment publishes state-specific test preparation materials for K-12 high stakes competency tests and proprietary instructional materials with the focus on students in kindergarten through grade eight, who need more help after using textbooks. This segment is comprised of our former Triumph Learning (including Buckle Down Publishing) and Options Publishing businesses.

     Library. Our Library segment publishes audiobooks for adults and children and markets these titles, as well as non-proprietary audiobooks, to public and school libraries. This segment is comprised of our former Recorded Books businesses.

     Medical Education. Our Medical Education segment publishes and markets to doctors, subscription based continuing education materials on a variety of medical, dental and allied health specialty topics and publishes and markets subscription based wellness information, such as newsletters and calendars, to companies seeking to improve employee awareness of health and wellness issues. This segment is comprised of our former Oakstone business.

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

   Long-term Debt and Redeemable Capital Stock

     We have had and continue to have significant obligations pursuant to which interest and/or dividends are accrued and not paid in cash. These obligations consist of the old senior subordinated notes (which have been redeemed in full), Haights Cross Communications’ Series A preferred stock, Series B senior preferred stock and Series C preferred stock, and Haights Cross Communications’ 12 1/2% senior discount notes.

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

Results of Operations

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

Revenue

     Revenue increased $9.0 million, or 22.8%, to $48.6 million for the three months ended March 31, 2005, from $39.6 million for the three months ended March 31, 2004. This increase included $2.4 million and $3.8 million of revenue from Buckle Down and Options Publishing, respectively, both acquired after the first quarter of 2004. Without these acquisitions, revenue for the quarter increased $2.7 million, or 6.9%.

     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment increased $0.3 million, or 2.2%, to $11.4 million for the three months ended March 31, 2005, from $11.2 million for the three months ended March 31, 2004. Sundance/Newbridge’s revenue increased $0.9 million, or 10.3%, to $9.2 million for the three months ended March 31, 2005, from $8.3 million for the three months ended March 31, 2004 due to significant growth in its Reading Powerworks, Wonder Books, Thinking Like a Scientist, Go Facts, Early Math and Early Science product lines. Revenue from Chelsea House titles decreased $0.6 million for the first quarter 2005, or 21.7%, to $2.2 million from $2.8 million for the three months ended March 31, 2004.

     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $5.7 million, or 72.1%, to $13.6 million for the three months ended March 31, 2005, from $7.9 million for the three months ended March 31, 2004. Segment revenue for the three months ended March 31, 2005 included $3.8 million from Options Publishing and $2.4 million from Buckle Down Publishing. Options and Buckle Down were purchased in December and April of 2004, respectively, and therefore are not included in results of operations for the quarter ended March 31, 2004. Excluding the revenue from these acquisitions, segment revenues reflect Triumph Learning product lines in both periods, which decreased $0.6 million, or 7.2%, to $7.3 million for the three months ended March 31, 2005 from $7.9 million for the three months ended March 31, 2004 as demand slowed in anticipation of new tests and test-preparation products in the second half of 2005 to meet the requirements of the No Child Left Behind Act.

     Library. Revenue for the Library segment increased $2.9 million, or 17.2%, to $19.5 million for the three months ended March 31, 2005, from $16.6 million for the three months ended March 31, 2004. Revenue growth was experienced in all market channels including library, school, retail and consumer, with growth in the core library channel driven by strong demand for our traditional unabridged audiobooks. The quarter also benefited from our new NetLibrary downloadable audiobook subscription product released in February 2005.

     Medical Education. Revenue for the Medical Education segment increased $0.2 million, or 5.1%, to $4.1 million for the three months ended March 31, 2005, from $3.9 million for the three months ended March 31, 2004. The increase reflects growth from the audio self-assessment product (MKSAP) and increased revenue from the core wellness programs and ancillary wellness products.

Cost of Goods Sold

     Cost of goods sold increased $2.8 million, or 23.1%, to $14.7 million for the three months ended March 31, 2005 from $12.0 million for the three months ended March 31, 2004. Cost of goods sold as a percentage of revenue increased slightly to 30.4% from 30.3% period over period.

     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment increased $0.4 million, or 13.7% to $3.2 million for the three months ended March 31, 2005 from $2.8 million for the three months ended March 31, 2004. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 28.3% from 25.4% period over period, primarily due to a $0.3 million inventory obsolescence charge at Chelsea House resulting from declining revenue for 2004 copy-right title releases.

     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $1.4 million, or 85.2% to $3.0 million for the three months ended March 31, 2005 from $1.6 million for the three months ended March 31, 2004. The increase is primarily due to Options and Buckle Down, which accounted for $0.6 million and $0.7 million, respectively. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment increased to 21.7% from 20.1% period over period, primarily due to indirect product costs associated with increased editorial and recruiting costs related to new test-preparation products that will be released in the second half of 2005.

     Library. Cost of goods sold for the Library segment increased $1.0 million, or 15.4% to $7.4 million for the three months ended March 31, 2005 from $6.4 million for the three months ended March 31, 2004. The increase is primarily due to the corresponding revenue increase for the quarter. Cost of goods sold as a percentage of revenue decreased to 38.2% from 38.8% period over period, due to the increased volume of higher margin library channel revenue.

     Medical Education. Cost of goods sold for the Medical Education segment was $1.1 million for both the three months ended March 31, 2005 and March 31, 2004. Cost of goods sold as a percentage of revenue decreased to 27.7% from 28.3% period over period, due to the increased volume.

Selling, General & Administrative Expense

     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges on the accompanying consolidated statements of operations. Selling, general and administrative expense increased $5.9 million, or 33.6%, to $23.6 million for the three months ended March 31, 2005 from $17.6 million for the three months ended March 31, 2004. Selling, general and administrative expense as a percentage of revenue increased to 48.5% from 44.6%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased overall spending on sales and marketing efforts.

     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment increased $0.3 million, or 5.1%, to $6.2 million for the three months ended March 31, 2005 from $5.9 million for the three months ended March 31, 2004. Selling, general and administrative expenses as a percentage of revenue for the K-12 Supplemental Education segment increased to 54.0% from 52.6% period over period. This increase is due to greater overall spending on sales and marketing efforts.

     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $3.9 million, or 117.6%, to $7.2 million for the three months ended March 31, 2005 from $3.3 million for the three months ended March 31, 2004. The increase is primarily due to the acquisition of Options Publishing and Buckle Down Publishing which accounted for $2.5 million and $1.4 million, respectively. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 52.6% from 41.6% period over period. This increase is due to greater overall spending on sales and marketing efforts and the addition of Options Publishing, which due to the nature of its business, incurs higher sampling and direct mail costs as a percentage of revenue.

     Library. Selling, general and administrative expense for the Library segment increased $1.0 million, or 18.3%, to $6.2 million for the three months ended March 31, 2005 from $5.3 million for the three months ended March 31, 2004. Selling, general and administrative expense as a percentage of revenue increased to 32.1% from 31.8% period over period. The increase is primarily due to higher overall spending on sales and marketing efforts.

     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $0.3 million, or 15.2%, to $2.6 million for the three months ended March 31, 2005 from $2.2 million for the three months ended March 31, 2004. Selling, general and administrative expense as a percentage of revenue increased to 63.3% from 57.7% period over period. The increase is primarily due to higher overall spending on sales and marketing efforts.

     Corporate. Our corporate general and administrative expense increased $0.4 million, or 45.8%, to $1.4 million for the three months ended March 31, 2004 from $1.0 million for the three months ended March 31, 2003. The increase is due to Sarbanes Oxley consulting expenses of $0.2 million and additional payroll and benefits of $0.2 million from increased headcount.

Interest Expense

     Interest expense increased $2.3 million, to $13.7 million for the three months ended March 31, 2005 from $11.4 million for the three months ended March 31, 2004. This increase was due to interest from the February 2004 12 1/2% senior discount notes and the December 2004 11 3/4% senior notes and new senior secured term loan borrowings. Our total outstanding debt increased from $410.8 million as of March 31, 2004 to $499.4 million as of

March 31, 2005. The increase is a result of the December 2004 borrowings, accretion on the Series B preferred stock and amortization of the discount on the 12 1/2% senior discount notes.

     Cash interest expense increased $1.0 million to $6.9 million for the three months ended March 31, 2005 from $5.9 million for the three months ended March 31, 2004. The increase in cash interest was due to additional debt from the December 2004 11 3/4% senior notes and new senior secured term loan borrowings. Our cash interest bearing outstanding debt was $301.4 million as of March 31, 2005 compared to $239.5 million as of March 31, 2004.

     Interest expense consists of the following:

	Three Months Ended
	March 31,
	2005	2004

	(In thousands)
Interest expense:
Senior secured term loans	$1,820	$1,710
11 3/4% senior notes	4,993	4,068
12 1/2% senior discount notes – non-cash	2,515	1,453
Series B senior preferred stock – non-cash	4,343	4,110
Other	75	76

Total interest expense	13,746	11,417
Less: capitalized interest	(10)	—

Net Interest expense	$13,736	$11,417

Net Loss

     Net loss for the three months ended March 31, 2005 was $9.2 million compared to $5.3 million for the three months ended March 31, 2004. This increase in the net loss was due to the higher interest expense of $2.3 million, increased amortization of pre-publication costs of $1.1 million and increased amortization of intangible assets of $0.6 million from the Buckle Down and Options Publishing acquisitions.

Liquidity and Capital Resources

     We have relied primarily on our ability to borrow under our current financing arrangements and the benefits of deferring paid-in-kind interest on our preferred stock for our working capital, capital expenditures, acquisition needs and debt service requirements. On February 2, 2004, we completed an offering of 12 1/2% senior discount notes and received net proceeds of $73.7 million. A portion of the proceeds from the issuance were used to repurchase 295,000 outstanding shares of Series B senior preferred stock. In April 2004, we used $25.2 million in cash, and issued 3,500 shares of our $1,000 par value newly authorized Series C preferred stock at a discounted value of $1.1 million in order to purchase Buckle Down Publishing and pay related transaction costs. In December 2004 Haights Cross entered into a $30.0 million of senior secured term loan agreement and received $33.2 million from the issuance of 11 3/4% senior notes. Also in December 2004, we used $52.7 million in cash to acquire Options Publishing and pay related transaction costs. As of March 31, 2005, the available borrowing capacity under our senior secured revolving credit facility, limited by certain restrictive covenants and financial ratio requirements, was approximately $30.0 million. The company was in compliance with all debt covenants as of March 31, 2005. We may incur additional debt to finance future acquisitions. As of March 31, 2005, Company has accrued $4.4 million for unpaid cash dividends and has elected not to pay cash dividends, as the Company is restricted from making cash dividend payments on the Series B senior preferred stock by the 12 1/2% senior discount notes agreement.

     Our cash and cash equivalents decreased $14.3 million to $64.3 million as of March 31, 2005, from $78.6 million as of December 31, 2004. Of this decrease, $7.7 million of cash was used by operating activities including the payment of $12.2 million of cash interest. Also, $5.9 million of cash was used in investing activities.

Cash Flows

     Net cash used in operating activities was $7.7 million for both the three months ended March 31, 2005 and the three months ended March 31, 2004. The $3.9 million increase in net loss was offset by favorable period over period changes in working capital, most notably increased accrued liabilities and deferred subscription revenue.

     Net cash used in investing activities increased $2.5 million, or 77.0% to $5.9 million for the three months ended March 31, 2005 from $3.4 million for the three months ended March 31, 2004. The increase is primarily due to an additional $2.4 million in pre-publication spending with $1.0 million resulting from the addition of Options Publishing and Buckle Down and the remainder from an intensified overall company effort to produce a greater number of new products.

     Net cash used by financing activities was $0.6 million for the three months ended March 31, 2005 in comparison to net cash provided of $56.5 million for the three months ended March 31, 2004. Net cash used by financing activities for the three months ended March 31, 2005 consisted primarily of a senior secured term loan principal payment and additional deferred financing costs related to the December 2004 financing transactions. Net cash provided by financing activities for the three months ended March 31, 2004 consisted of $73.7 million of cash provided from the completion of the 12 1/2% senior discount notes offering on February 2, 2004, offset by $14.0 million used to repurchase of 295,000 outstanding shares of Series B senior preferred stock, at a price equal to 99% of its liquidation value of $14.1 million and $2.9 million of additions to deferred financing costs associated with the senior discount note offering.

Capital Expenditures

     Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the three months ended March 31, 2005, we had $5.1 million of pre-publication expenditures compared to $2.7 million during the three months ended March 31, 2004. We plan expenditures of approximately $23.0 million for pre-publication costs in 2005. This level of spending is intended to support our core successful products and allow for the development of new products.

     Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the three months ended March 31, 2005 and the three months ended March 31, 2004, we had $0.7 million of property, building and equipment expenditures. We plan expenditures of approximately $3.0 million for property and equipment in 2005. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, a software conversion and system upgrades at newly acquired Options Publishing, facility enhancements at Buckle Down Publishing, company-wide general ledger conversion costs and general additions to furniture, fixtures and equipment.

Liquidity

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

Contractual Obligations and Commitments

     There have been no significant changes in our contractual obligations or commitments since December 31, 2004.

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

     Market risks relating to our operations result primarily from changes in interest rates. To reduce the impact of increases in interest rates, we may, in the normal course of business, enter into certain derivative instruments to hedge such changes. However, we do not consider the impact of interest rate fluctuations to represent a significant risk .

     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have interest at variable rates based on LIBOR plus an applicable spread. As of March 31, 2005, there were no borrowings minimal transactions denominated in foreign currency. As a result, we do not hedge the exposure to these changes, and the impact on our results of operations from foreign currency fluctuations has been de minimus.

     We have available a $30.0 million senior secured revolving credit facility as a source of financing for our working capital requirements subject to certain restrictive covenants that can reduce the available aggregate borrowings under the facility. As of March 31, 2005, the available borrowing capacity under the senior secured revolving credit facility, was approximately $30.0 million. Borrowings under this revolving credit agreement bear outstanding under this credit facility.

Item 4. Evaluation of Disclosure Controls and Procedures

     Disclosure Controls and Procedures. As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, as of such date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective to ensure that material information relating to us required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually review and document our disclosure controls and procedures, and our internal controls over financial reporting, and may from time to time make appropriate changes to enhance their effectiveness and ensure that our systems evolve with our business.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that a registrant establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the registrant’s internal control structure and procedures for financial reporting. Beginning this year, our auditors will be required to audit both the design and operating effectiveness of our internal controls and our management’s assessment of the design and the effectiveness of such internal controls. Although no known material weaknesses exist at this time, it is possible that material weaknesses may be identified. If we are unable to remediate any material weaknesses that may arise, the auditors could be required to issue an adverse opinion on our internal controls. Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have on us.

     Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we are involved in litigation that we consider to be in the normal course of business. We are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 6. Exhibits

(a) Exhibit

31.1 Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt

31.2 Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

     The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

By:

Dated: May 13, 2005	/s/ Peter J. Quandt

Peter J. Quandt Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 13, 2005	/s/ Paul J. Crecca

Paul J. Crecca Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated: May 13, 2005	/s/ Mark Kurtz

Mark Kurtz Vice President of Finance and Accounting and Chief Accounting Officer (Principal Accounting Officer)