Form 10-Q
period 2005-06-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2005-08-15
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 333-109381
Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation) 10 New King Street White Plains, NY (Address of Principal Executive Offices)	13-4087398 (I.R.S. Employer Identification Number) 10604 (Zip Code)
Registrant’s telephone number, including area code:
(914) 289-9400
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The registrant had 20,006,300 shares of Common Stock, par value $0.001 per share, outstanding as of August 12, 2005.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report for the
Quarter Ended June 30, 2005

Page
Part I — Financial Information

Item 1. Financial Statements
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	3
Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

Part II — Other Information

Item 1. Legal Proceedings	38

Item 6. Exhibits	38

Signatures	40

Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$59,787	$50,892	$108,355	$90,455
Costs and expenses:
Cost of goods sold	16,752	17,762	31,492	29,734

Marketing and sales	13,687	10,216	26,899	19,301
Fulfillment and distribution	4,383	3,810	8,207	6,871
General and administrative	6,428	5,471	12,964	10,618
Restructuring charges	(9)	528	(9)	882
Amortization of pre-publication costs	3,889	3,266	7,593	5,860
Impairment loss — Chelsea House, pre-publication cost	3,211	—	3,211	—
Depreciation expense and amortization of intangibles	1,160	764	2,399	1,345

Total cost and expenses	49,501	41,817	92,756	74,611
Income from operations	10,286	9,075	15,599	15,844
Other (income) expense:
Interest expense	15,073	11,883	28,809	23,300
Interest income	(421)	(182)	(691)	(316)
Amortization of deferred financing costs	907	647	1,790	1,446
Other (income) expense	121	(63)	125	(61)

Total other expenses	15,680	12,285	30,033	24,369

Loss before provision for income taxes	(5,394)	(3,210)	(14,434)	(8,525)
Provision for income taxes	88	—	217	—

Net loss	(5,482)	(3,210)	(14,651)	(8,525)
Preferred stock dividends and accretion	(751)	(679)	(1,479)	(1,300)

Net loss available to common stockholders	$(6,233)	$(3,889)	$(16,130)	$(9,825)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,211	$78,581
Accounts receivable, net	29,401	21,299
Inventory, net	26,832	24,227
Direct response advertising costs — current portion, net	2,994	2,797
Prepaid royalties	5,661	5,302
Prepaid expenses and other current assets	2,338	3,500

Total current assets	124,437	135,706
Pre-publication costs, net	42,355	41,746
Direct response advertising costs, net	7,159	6,620
Property and equipment, net	10,313	10,138
Goodwill	171,036	166,179
Intangible assets, net	27,148	20,988
Deferred financing costs, net	15,525	16,589
Other assets	1,752	1,737

Total assets	$399,725	$399,703

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$26,439	$26,051
Accrued interest	8,697	8,387
Deferred subscription revenue	13,359	12,341
Current portion of long term debt	1,300	1,300

Total current liabilities	49,795	48,079
Long term liabilities:
Senior secured term loan	126,800	127,450
11 3/4% senior notes	172,877	173,122
12 1/2% senior discount notes	87,397	82,270
Series B senior preferred stock, mandatorily redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (aggregate liquidation value as of June 30, 2005 of $119,700)	117,879	108,706
Deferred gain on Series B cancellation and other long term liabilities	4,303	4,637

Total long term liabilities	509,256	496,185
Commitments (Note 11)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (aggregate liquidation value as of June 30, 2005 of $34,911)	36,977	35,627
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (aggregate liquidation value as of June 30, 2005 of $3,717)	1,384	1,255

Total redeemable preferred stock	38,361	36,882
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,006,300 shares issued and outstanding (20,000,000 as of December 31, 2004)	20	20
Accumulated other comprehensive income	403	526
Accumulated deficit	(198,110)	(181,989)

Total stockholders’ deficit	(197,687)	(181,443)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$399,725	$399,703

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Operating activities
Net loss	$(14,651)	$(8,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest expense	13,990	11,626
Impairment charge — Chelsea House, pre-publication cost	3,211	—
Allowance for doubtful accounts and obsolescence	2,753	4,428
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	9,991	7,206
Amortization of deferred financing costs	1,790	1,446
Amortization of premium on 11 3/4% senior notes	(245)	—
Other non-operating income (loss) — non-cash	2	(162)
Changes in operating assets and liabilities:
Accounts receivable	(9,401)	(11,069)
Inventory	(3,477)	(1,713)
Prepaid expenses, royalty advances and other current assets	1,191	1,523
Direct response advertising costs	(736)	(583)
Other assets	14	11
Accounts payable, accrued and other liabilities	(502)	504
Accrued interest	310	251
Deferred subscription revenue	816	235

Net cash provided by operating activities	5,056	5,178

Investing activities
Additions to pre-publication costs	(12,446)	(6,563)
Additions to property and equipment	(1,332)	(1,479)
Additions to intangible assets	(11)	(7)
Acquisitions, net of cash acquired	(11,219)	(25,058)
Proceeds from sale of assets	—	4

Net cash used in investing activities	(25,008)	(33,103)

Financing activities
Proceeds from exercise of stock options	7	—
Proceeds from 12 1/2% senior discount notes	—	73,653
Repayment of senior secured term loan	(650)	(500)
Repurchase of Series B senior preferred stock	—	(13,999)
Additions to deferred financing costs	(725)	(3,151)

Net cash (used in) provided by financing activities	(1,368)	56,003

Effect of exchange rates on cash	(50)	29

Net (decrease) increase in cash and cash equivalents	(21,370)	28,107
Cash and cash equivalents at beginning of period	78,581	32,389

Cash and cash equivalents at end of period	$57,211	$60,496

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
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. The unaudited consolidated results of operations of interim periods are not necessarily indicative of results for a full fiscal year. All material intercompany accounts and transactions have been eliminated upon consolidation. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America for requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
2. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payment,” which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends FASB No. 95, “Statement of Cash Flows.” Generally, the approach to accounting in SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective adoption to January 1, 2006 for calendar year-end companies. The Company adopted SFAS No. 123 effective January 1, 2002, and will continue to apply the minimum-value method in future periods to awards outstanding prior to January 1, 2006 which will be the date upon which the Company will adopt SFAS No. 123(R). All awards granted, modified or settled after the date of adoption shall be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123(R). As such, while the adoption as of January 1, 2006 is not expected to have a material effect on the financial results or condition of the Company, we cannot predict the future impact of such adoption.
3. Acquisitions
     In April 2004, the Company acquired certain assets and assumed certain liabilities of Buckle Down Publishing (“Buckle Down”) which has been reported using the purchase method of accounting in the Test-prep and Intervention segment since acquisition. Buckle Down is a state test preparation publisher. Its primary product line is Buckle Down, a series of books written to help students prepare for and review the state educational standards assessed on high-stakes state tests. Buckle Down products are developed to specific state standards. The Company acquired Buckle Down to compliment and expand its growing Triumph Learning business which provides test-preparation materials to the supplemental education market. The net cost was $26.3 million, consisting of consideration paid to the seller in the form of $24.1 million cash and 3,500 shares of newly authorized Series C preferred stock with a face amount of $1,000 per share and a cumulative 5% per year dividend compounded quarterly with a discounted value of $1.1 million and transaction costs of $1.1 million. This consideration exceeded the fair value of net assets acquired, resulting in goodwill of $11.7 million. The acquisition price was subject to a working capital adjustment which was settled for $0.1 million during the fiscal year 2004 which is included in the net cost of $26.3 million.
     In December 2004, the Company acquired certain assets and assumed certain liabilities of Options Publishing (“Options”) which has been reported using the purchase method of accounting and is being included in the Test-prep and Intervention segment since acquisition. Options Publishing develops and creates proprietary supplemental, instructional materials with the focus on students in kindergarten through grade eight, who need more help after using textbooks. The curriculum areas of reading, writing, math, science, parent involvement intervention and assessment are covered in depth. Options Publishing products complement the Company’s growing educational product lines. The net cost was $52.9 million, consisting of consideration paid to the seller of $51.8 million less cash received of $0.4 million and transaction costs of $1.5 million, exceeded the fair value of net assets acquired, resulting in goodwill of approximately $28.6 million.
     During the quarter ended June 30, 2005, the preliminary acquisition accounting for Options Publishing was updated. Therefore, certain changes were made to the assets and liabilities and intangible balances that were previously reported and additional changes may be made prior to the finalization of the purchase accounting. The acquisition accounting for Buckle Down Publishing was finalized during the fiscal year 2004.
     In April 2005, we acquired Scott Publishing (“Scott Publishing”), dba Personal Best® Communications, Inc through a stock purchase, which has been reported using the purchase method of accounting and is being included in the Medical Education segment since acquisition. Scott Publishing publishes employee wellness newsletters, calendars and web-based products that provide information and guidance on individual and family issues related to health, wellness, nutrition, and safety. The net cost was $3.4 million, consisting of consideration paid to the seller of $2.9 million, cash paid to retire existing Scott Publishing debt obligations of $0.3 million and transaction costs paid in cash of $0.3 million, less cash received of $0.1 million. The net cost exceeded the fair value of net assets acquired, resulting in goodwill of $2.0 million.
     The preliminary acquisition accounting recorded during the quarter ended June 30, 2005 for Scott Publishing will be updated upon the completion of independent valuation of the intangible assets.
     In June 2005, we acquired CMEinfo.com (“CMEinfo”) through a stock purchase, which has been reported using the purchase method of accounting and is being included in the Medical Education segment since acquisition. CMEinfo.com publishes self-study continuing medical education, or CME, courses. The net cost was $7.7 million, consisting of consideration paid to the seller of $7.2 million, including $1.7 million placed in an escrow account, cash paid to retire existing CMEinfo.com debt obligations of $0.1 million and transaction costs of $0.4 million. The net cost exceeded the fair value of net assets acquired, resulting in goodwill of $3.7 million.
     The preliminary acquisition accounting recorded during the quarter ended June 30, 2005 for CME will be updated upon the completion of independent valuation of the intangible assets and completion of the consolidation plan under which we will record liabilities for severance and lease abandonment . Therefore, certain changes will be made to the assets and liabilities and intangible balances.
     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective effective dates of the acquisition:

	Buckle Down	Options	Scott	CMEinfo
Working capital (excluding cash acquired)	$1,769	$1,865	$(209)	$(68)
Pre-publication costs	3,600	5,570	—	650
Property and equipment	193	1,929	—	92
Intangibles	9,000	14,930	1,606	3,250

Net assets acquired	14,562	24,294	1,397	3,924
Goodwill recorded	11,717	28,564	2,012	3,737

Net cost	$26,279	$52,858	$3,409	$7,661

     Pro Forma Financial Information
     The following unaudited pro forma statement of operations is presented as if Buckle Down Publishing and Options Publishing acquisitions have been consummated as of the beginning of the 2004.

	HCC as	Proforma	Proforma	HCC
	Reported	Buckle Down	Options	Proforma
For the three months ended June 30, 2004
Revenue	$50,892	$303	$7,621	$58,816
Cost of goods sold	17,762	73	1,412	19,247
Marketing and sales	10,216	50	1,757	12,023
Fulfillment and distribution	3,810	38	319	4,167
General and administrative	5,471	108	303	5,882
Restructuring charges	528	—	—	528
Amortization of pre-publication costs	3,266	76	363	3,705
Depreciation expense	616	(229)	26	413
Amortization of intangibles	148	320	366	834

Income (loss) from operations	9,075	(133)	3,075	12,017
Other expense	12,285	19	1,767	14,071

Net (loss) income	$(3,210)	$(152)	$1,308	$(2,054)

	HCC as	Proforma	Proforma	HCC
	Reported	Buckle Down	Options	Proforma
For the six months ended June 30, 2004
Revenue	$90,455	$2,721	$12,100	$105,276
Cost of goods sold	29,734	634	2,246	32,614
Marketing and sales	19,301	634	3,205	23,140
Fulfillment and distribution	6,871	295	537	7,703
General and administrative	10,618	381	558	11,557
Restructuring charges	882	—	—	882
Amortization of pre-publication costs	5,860	540	726	7,126
Depreciation expense	1,197	29	52	1,278
Amortization of intangibles	148	491	732	1,371

Income (loss) from operations	15,844	(283)	4,044	19,605
Other expense	24,369	103	3,468	27,940

Net (loss) income	$(8,525)	$(386)	$576	$(8,335)

     Pro-forma statements of operations are not presented for CMEinfo and Scott Publishing, as these acquisitions are not material to the consolidated financial statements.

4. Inventory
     Inventory consists of the following:

	June 30,	December 31,
	2005	2004
Supplies	$1,228	$799
Work-in-process	827	783
Finished goods	29,565	27,133

	31,620	28,715
Less allowance for obsolescence	4,788	4,488

	$26,832	$24,227

5. Pre-publication Costs
     Pre-publication costs consists of the following:

	June 30,	December 31,
	2005	2004
Pre-publication costs	$99,024	$90,964
Less accumulated amortization	56,669	49,218

	$42,355	$41,746

     Amortization of pre-publication costs for the quarters ended June 30, 2005 and 2004 was $3.9 million and $3.3 million, respectively. Amortization of pre-publication costs for the six months ended June 30, 2005 and 2004 was $7.6 million and $5.9 million, respectively. Pre-publication cost includes an impairment charge of $ 3.2 million recorded for Chelsea House during the three months ended June 30, 2005.
6. Asset Impairment
     Management has determined that as of June 30, 2005 there was an impairment of the Chelsea House pre-publication cost. The Company recorded a loss of $3.2 million to reduce the pre-publication cost to estimated fair value. (See Note 16). On August 9, 2005 the Company sold the Chelsea House business (See Note 16) and beginning with the third quarter of 2005 will classify Chelsea House as a discontinued operation. Chelsea House financial results are reported for historical periods within the K-12 Supplemental Education segment.
7. Goodwill and Intangibles
     The Company recorded intangible asset additions with the acquisitions of Buckle Down Publishing and Options Publishing of $9.0 million and $14.9 million, respectively. The preliminary acquisition accounting for Options Publishing was updated during the quarter ended June 30, 2005 and values assigned to the intangible asset classes and the related amortization of intangibles have changed, based on the completion of an independent valuation of Options Publishing’s intangible assets. During the quarter ended June 30, 2005, the Company recorded intangible assets with the acquisition of CMEinfo. Inc and Scott Publishing of $3.3 million and $1.6 million, respectively. A summary of consolidated intangible asset values is as follows:

		June 30,	December 31,
Definite Life Assets	Lives	2005	2004
Customer list	10 years	$21,556	$18,050
Noncompete agreements	2-5 years	1,975	750
Other	5-7 years	1,345	158

		24,876	18,958
Less: accumulated amortization		(1,849)	(670)

		23,027	18,288
Trademarks	Indefinite	4,121	2,700

Net intangible assets		$27,148	$20,988

     Amortization expense, which is reported in the line item depreciation expense and amortization of intangibles on the income statement, for the three and six months ended June 30, 2005 was $0.6 million and $1.2 million, respectively. Amortization expense for the three and six months ended June 30, 2004 was $0.1 million and $0.1, respectively.

     Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of succeeding five years is as follows:

Total
Amortization of intangibles:
2005	$2,388
2006	2,369
2007	2,088
2008	2,088
2009	2,078
     A summary of the change in the Company’s goodwill during the six months ended June 30, 2005 is as follows:

Goodwill, December 31, 2004	$166,179
Add:
Purchase accounting adjustments for Options Publishing acquisition	(852)
Other	(41)
Acquisition of CME Info	3,737
Acquisition of Scott Publishing	2,013

Goodwill, June 30, 2005	$171,036

     The full value assigned to goodwill in connection with the Options Publishing, Buckle Down, Scott Publishing and CMEInfo acquisitions will be deductible for income tax purposes.
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
8. Income Taxes
     The provision for income taxes consists of foreign income taxes based on taxable UK earnings. As of June 30, 2005 the Company has federal and state operating loss carryforwards expiring through 2024, which totaled $73.0 million as of December 31, 2004. The Company has provided a full valuation allowance for the net deferred tax assets as a result of management’s uncertainty as to the realization of such assets.
9. Financing Arrangements
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
     As part of the August 20, 2003 refinancing transaction, Haights Cross entered into the Facility with a syndicate of lenders led by The Bank of New York and Bear Stearns & Co, Inc. The Facility matures on May 20, 2008 and is secured by a first lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The Facility contains certain restrictive covenants and financial ratio requirements. The Facility has been amended periodically to allow for acquisitions. As of June 30, 2005, our available borrowing capacity under the Facility, limited by such restrictive covenants, was $30.0 million; no amounts had been drawn on the Facility.
     As part of the August 20, 2003 refinancing transaction, Haights Cross entered into the First Term Loan, with a syndicate of lenders led by Bear Stearns & Co. Inc. The First Term Loan matures on August 20, 2008, is subordinate to the Facility, and is secured by a second lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The First Term Loan contains certain restrictive covenants and debt incurrence tests. Interest is charged in accordance with a floating interest rate calculation based on the Eurodollar plus an applicable margin based on a graduated rate schedule. The Eurodollar rate calculation has a 2% floor. As of June 30, 2005, the interest rate in effect was 7.77%. The First Term Loan mandates principal payments of $250,000 per quarter, which began on November 15, 2003, and will continue through maturity.
     As part of the August 20, 2003 refinancing transaction, Haights Cross issued $140.0 million aggregate principal amount of its Senior Notes, in a transaction led by Bear Stearns & Co. Inc. The Senior Notes mature on August 15, 2011, and are subordinate to the Term Loans (as defined below). The Senior Notes contain certain restrictive covenants and debt incurrence tests. Interest is incurred at a rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004 (See Note 15, regarding guarantee information).
     On December 10, 2004, Haights Cross issued $30.0 million aggregate principal amount of its Senior Notes in a transaction led by Bear Stearns & Co. Inc. These Senior Notes, which were issued under Haights Cross’ existing senior indenture, are pari passu with, of the same series as, and vote on any matter submitted to bondholders with, Haights Cross’ existing Senior Notes. In connection with this offering of new Senior Notes, Haights Cross entered into a new $30.0 million senior secured term loan (the “Second Term Loan” and, together with the First Term Loan the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. As of June 30, 2005, we had $170.0 million aggregate principal amount of outstanding Senior Notes and $128.1 million aggregate principal amount of indebtedness outstanding under the Term Loans (See Note 15, regarding guarantee information).
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
     The following table is a summary of the Company’s current outstanding debt as of June 30, 2005:

					Interest Rate	Book Value
				Premium	As of	As of
	Issuance	Due	Face	(Discount)	June 30,	June 30,
Instrument:	Date	Date	Amount	At issuance	2005	2005
Haights Cross:
Senior secured term loan	08/20/03	08/15/08	$100,000	—	7.77%	$97,250
Senior secured term loan	12/10/04	08/15/08	$30,000	—	6.77%	30,850

						$128,100

11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	32,877

						$172,877

Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$87,397
Series B preferred	12/10/99	12/10/11	$50,006	$(2,478)	16.0%	117,879

Total debt						$506,253

     The following table shows the required future repayments under the Company’s current financing arrangements as of June 30, 2005:

2005	$1,300
2006	1,300
2007	1,300
2008	124,200
Thereafter	424,700

Total	552,800
Less: Unamortized discounts and other	(46,547)

$506,253

10. Equity and Redeemable Preferred Stock
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
     The Preferred B has a liquidation value of $25 per share plus any accrued but unpaid dividends. The Preferred B accrues quarterly cumulative cash dividends at an annual rate of 16% beginning January 1, 2005. Prior to that date, dividends at the same rate are added to the carrying value of the Preferred B shares. If after December 10, 2004, the Company fails to pay four consecutive or six quarterly dividends for any reason, the holders of the Preferred B shall be entitled to elect one additional director to serve on the Company’s Board of Directors. As of June 30, 2005, Company has accrued $9.0 million for unpaid cash dividends and has elected not to pay cash dividends, as the Company is restricted from making cash dividend payments on the Series B senior preferred stock by the 12 1/2% senior discount notes agreement.
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
     Upon a change of control of the Company after December 10, 2002, to the extent the Company shall have funds legally available, the Company is required to offer to redeem the Preferred B shares at 108% of the liquidation value plus any accrued but unpaid dividends. The redemption price periodically declines each year through 2008, to 100% of its liquidation value plus any accrued but unpaid dividends.
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
     The Company has 30,000,000 shares of common stock authorized for issuance. As of June 30, 2005, the Company has 20,006,300 shares issued and outstanding, including 6,300 shares issued due to the exercise of stock options during the quarter ended June 30, 2005, 2,400,000 shares reserved for the exercise and issuance of stock options and 2,139,047 shares reserved for the conversion of warrants.
11. Commitments
     From time to time, the Company may be involved in litigation relating to various claims which have arisen in the ordinary course of its business. In the opinion of management, the outcome of any such litigation will not have a material adverse impact on the Company’s consolidated financial position or results of operations.
12. Comprehensive Loss
     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
Net loss	$(5,482)	$(3,210)	$(14,651)	$(8,525)
Foreign currency translation adjustment	11	(37)	(50)	29

Comprehensive Loss	$(5,471)	$(3,247)	$(14,701)	$(8,496)

13. Restructuring Charges
     During the fourth quarter of 2002, the Company initiated an operations consolidation project under which it consolidated the warehousing and order fulfillment functions of its Triumph Learning, Chelsea House, Sundance, and Newbridge subsidiaries at a new warehouse facility. The customer service functions of Triumph Learning, Sundance, and Newbridge were also combined. The objective of the warehouse consolidation is to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. In January 2003, the Company signed a lease for the new warehouse facility and substantially completed the project in 2003. In connection with this effort, the Company recorded a total restructuring charge of approximately $2.4 million.
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

     Operations consolidation project restructuring activity by type is as follows:

					Chelsea House Executive Management, Finance and
	Warehouse and Order Fulfillment Consolidation				Accounting Consolidation
							Total Chelsea
				Total			House Executive
				Warehouse and			Management,
		Lease		Order			Finance &
	Severance	terminations	Relocation	Fulfillment	Severance	Relocation	Accounting
	and related	costs	and other	Consolidation	and related	and other	Consolidation
Amount recorded	$600	$730	$1,100	$2,430	$445	$83	$528

Accrued restructuring liability as of December 31, 2004	17	—	13	30	116	—	116

Restructuring expense	—	—	—	—	—	—	—
Cash paid	13	—	—	13	84	—	84

Reversals	—	—	—	—	—	—	—

Accrued restructuring liability as of March 31, 2005	4	—	13	17	32	—	32

Restructuring expense	—	—	—	—	—	—	—
Cash paid	—	—	—	—	19	—	19
Reversals	4	—	13	17	13	—	13

Accrued restructuring liability as of June 30, 2005	$—	$—	$—	$—	$—	$—	$—

     Restructuring activity for the three and six months ended June 30, 2005 was related to the K-12 Supplemental Education segment.
14. Segment Reporting
     The Company is a creator, publisher and marketer of products for the K-12 education, library and medical education markets. The Company’s operating segments are regularly reviewed by the chief operating decision maker concerning the allocation of resources and assessing performance.
     During the quarter ended March 31, 2005, we re-organized our segment financial reporting into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education. This business segments realignment was designed to present segmented financial information in a way that is more reflective of the markets our businesses serve and more meaningful to investors and other readers of this report. Prior periods have been restated to conform to the current presentation.
     Our K-12 Supplemental Education reporting segment is comprised of our Sundance/Newbridge and Chelsea House operating segments. Our Test-prep and Intervention reporting segment is comprised of our Triumph Learning and Options Publishing operating segment. These reporting segments have been aggregated due to the similarity of economic and business characteristics. Our Library segment is unchanged but was previously named Recorded Books. Our Medical Education reporting segment is comprised of our Oakstone operating segment , which includes Scott Publishing and CMEinfo, since their acquisition.
     The information presented below includes certain expense allocations between the corporate office and the operating business segments and is presented after all intercompany and intersegment eliminations and is therefore not necessarily indicative of the results that would be achieved had these been stand-alone businesses. Corporate general and administrative expenses consist of general corporate administration expenses not allocated to the operating business segments. Corporate capital expenditures include capital expenditures of discontinued and held for sale operations.
     The results of operations and other data for the four operating segments and corporate for the three and six months ending June 30, 2005 and 2004 are as follows:

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Three Months Ended June 30, 2005 (unaudited)
Revenue	$17,778	$16,124	$20,249	$5,636	$—	$59,787
Cost of good sold	4,615	3,313	7,215	1,609	—	16,752

Marketing and sales	4,181	4,256	3,618	1,632	—	13,687
Fulfillment and distribution	1,461	1,022	1,289	611	—	4,383
General and administrative	905	1,657	1,482	765	1,610	6,419
Amortization of pre-publication costs	1,773	1,023	995	98	—	3,889
Impairment loss — Chelsea House, pre-publication costs	3,211	—	—	—	—	3,211
Depreciation expense and amortization of intangibles	210	598	176	130	46	1,160

Income (loss) from operations	$1,422	$4,255	$5,474	$791	$(1,656)	$10,286

Interest expense	$2,168	$3,271	$1,545	$822	$7,267	$15,073
Capital expenditures — property and equipment	185	217	49	113	43	607
Capital expenditures — pre- publication costs	2,146	3,866	1,177	146	—	7,335

Goodwill	24,393	60,894	64,513	21,236	—	171,036
Total assets	63,785	122,463	99,732	38,359	75,386	399,725

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Three Months Ended June 30, 2004 (unaudited)
Revenue	$22,066	$7,454	$16,952	$4,420	$—	$50,892
Cost of good sold	7,721	1,686	7,131	1,224	—	17,762
Marketing and sales	4,316	1,550	2,941	1,409	—	10,216
Fulfillment and distribution	1,668	606	1,080	456	—	3,810
General and administrative	1,767	1,045	1,314	543	1,330	5,999
Amortization of pre-publication costs	1,664	578	927	97	—	3,266
Depreciation expense and amortization of intangibles	206	203	178	125	52	764

Income (loss) from operations	$4,724	$1,786	$3,381	$566	$(1,382)	$9,075

Interest expense	$2,727	$1,981	$2,266	$881	$4,028	$11,883
Capital expenditures — property and equipment	188	397 (a)	187	23	11	806
Capital expenditures — pre- publication costs	1,933	694	1,230	25	—	3,882
Goodwill	24,393	32,097	64,513	15,487	—	136,490
Total assets	71,729	58,558	96,378	25,771	78,030	330,466

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Six Months Ended June 30, 2005 (unaudited)
Revenue	$29,181	$29,746	$39,708	$9,720	$—	$108,355
Cost of good sold	7,838	6,264	14,649	2,741	—	31,492
Marketing and sales	7,847	8,759	7,238	3,055	—	26,899
Fulfillment and distribution	2,686	1,909	2,534	1,078	—	8,207
General and administrative	2,174	3,438	2,859	1,460	3,024	12,955
Amortization of pre-publication costs	3,484	1,940	1,973	196	—	7,593
Impairment loss — Chelsea House, pre-publication cost	3,211	—	—	—	—	3,211
Depreciation expense and amortization of intangibles	420	1,328	360	203	88	2,399

Income (loss) from operations	$1,521	$6,108	$10,095	$987	$(3,112)	$15,599

Interest expense	$4,123	$6,460	$3,181	$1,487	$13,558	$28,809
Capital expenditures — property and equipment	368	485	128	299	52	1,332
Capital expenditures — pre- publication costs	3,758	5,876	2,520	292	—	12,446
Goodwill	24,393	60,894	64,513	21,236	—	171,036
Total assets	63,785	122,463	99,732	38,359	75,386	399,725

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Six Months Ended June 30, 2004 (unaudited)
Revenue	$33,219	$15,371	$33,558	$8,307	$—	$90,455
Cost of good sold	10,557	3,279	13,572	2,326	—	29,734
Marketing and sales	7,523	3,257	5,828	2,693	—	19,301
Fulfillment and distribution	2,807	1,072	2,126	866	—	6,871
General and administrative	3,285	2,167	2,656	1,093	2,299	11,500
Amortization of pre-publication costs	2,911	1,019	1,737	193	—	5,860
Depreciation expense and amortization of intangibles	413	225	349	249	109	1,345

Income (loss) from operations	$5,723	$4,352	$7,290	$887	$(2,408)	$15,844

Interest expense	$4,040	$2,784	$3,422	$1,361	$11,693	$23,300
Capital expenditures — property and equipment	507	435 (a)	452	55	30	1,479
Capital expenditures — pre- publication costs	3,345	1,144	1,986	88	—	6,563
Goodwill	24,393	32,097	64,513	15,487	—	136,490
Total assets	71,729	58,558	96,378	25,771	78,030	330,466
(a)	includes $350,000 of assets purchased under a capital lease

15. Condensed Consolidating Financial Statements
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
     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended June 30, 2005
			Guarantor
	Parent Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$59,787	$—	$59,787
Costs and expenses	—	1,655	47,846	—	49,501

(Loss) income from operations	—	(1,655)	11,941	—	10,286
Equity in the (loss) income of subsidiaries	1,739	2,242	—	(3,981)	—
Other expenses (income)	7,221	(1,152)	9,699	—	15,768

Net (loss) income	$(5,482)	$1,739	$2,242	$(3,981)	$(5,482)

	Three Months Ended June 30, 2004
			Guarantor
	Parent Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
		(in thousands)
Revenue	$—	$—	$50,892	$—	$50,892
Costs and expenses	—	1,382	40,435	—	41,817

(Loss) income from operations	—	(1,382)	10,457	—	9,075
Equity in the income (loss) of subsidiaries	2,732	1,227	—	(3,959)	—
Other expenses	5,942	(2,887)	9,230	—	12,285

Net (loss) income	$(3,210)	$2,732	$1,227	$(3,959)	$(3,210)

	Six Months Ended June 30, 2005
			Guarantor
	Parent Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$108,355	$—	$108,355
Costs and expenses	—	3,112	89,644	—	92,756

(Loss) income from operations	—	(3,112)	18,711	—	15,599
Equity in the (loss) income of subsidiaries	(478)	68	—	410	—
Other expenses (income)	14,173	(2,566)	18,643	—	30,250

Net (loss) income	$(14,651)	$(478)	$68	$410	$(14,651)

	Six Months Ended June 30, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$90,455	$—	$90,455
Costs and expenses	—	2,408	72,203	—	74,611

(Loss) income from operations	—	(2,408)	18,252	—	15,844
Equity in the income (loss) of subsidiaries	3,100	4,190	—	(7,290)	—
Other expenses (income)	11,625	(1,318)	14,062	—	24,369

Net (loss) income	$(8,525)	$3,100	$4,190	$(7,290)	$(8,525)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of June 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets

Current assets	$3,498	$54,932	$66,007	$—	$124,437
Investment in subsidiaries	43,722	286,587	—	(330,309)	—
Long term assets	2,726	14,229	258,333	—	275,288

Total assets	$49,946	$355,748	$324,340	$(330,309)	$399,725

Liabilities, Redeemable
Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$12,349	$37,446	$—	$49,795
Long term liabilities	209,272	299,677	307	—	509,256
Redeemable preferred stock	38,361	—	—	—	38,361
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(197,707)	43,722	286,587	(330,309)	(197,707)

Total stockholders’ deficit	(197,687)	43,722	286,587	(330,309)	(197,687)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$49,946	$355,748	$324,340	$(330,309)	$399,725

	As of December 31, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets	$3,460	$74,375	$57,871	$—	$135,706
Investment in subsidiaries	44,314	267,783	—	(312,097)	—
Long term assets	2,947	15,106	245,944	—	263,997

Total assets	$50,721	$357,264	$303,815	$(312,097)	$399,703

Liabilities, Redeemable
Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$12,378	$35,701	$—	$48,079
Long term liabilities	195,282	300,572	331	—	496,185
Redeemable preferred stock	36,882	—	—	—	36,882
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(181,463)	44,314	267,783	(312,097)	(181,463)

Total stockholders’ deficit	(181,443)	44,314	267,783	(312,097)	(181,443)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$50,721	$357,264	$303,815	$(312,097)	$399,703

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Six Months Ended June 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities	$38	$1,047	$3,971	$—	$5,056
Investing activities:
Additions to pre-publication costs	—	—	(12,446)	—	(12,446)
Additions to property and equipment	—	(52)	(1,280)	—	(1,332)
Additions to intangible assets	—	—	(11)	—	(11)
Intercompany activity	(7)	(18,853)	18,860	—	—
Acquisitions, net of cash acquired	—	—	(11,219)	—	(11,219)

Net cash used in investing activities	(7)	(18,905)	(6,096)	—	(25,008)
Financing activities:
Net proceeds from issuance of stock	7	—	—	—	7
Repayment of senior secured loan	—	(650)	—	—	(650)
Additions to deferred financing costs		(725)	—	—	(725)

Net cash provided by (used in) financing activities	7	(1,375)	—	—	(1,368)
Effect of exchange rates on cash	—	—	(50)	—	(50)

Net change in cash and cash equivalents	38	(19,233)	(2,175)	—	(21,370)

Cash and cash equivalents at beginning of period	3,460	73,940	1,181	—	78,581

Cash and cash equivalents at end of period	$3,498	$54,707	$(994)	$—	$57,211

	Six Months Ended June 30, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities	$130	$(1,052)	$6,100	$—	$5,178
Investing activities:
Additions to pre-publication costs	—	—	(6,563)	—	(6,563)
Additions to property and equipment	—	(31)	(1,448)	—	(1,479)
Additions to intangible assets	—	—	(7)	—	(7)
Acquisitions, net of cash acquired	—	—	(25,058)	—	(25,058)
Proceeds from sale of assets	—	—	4	—	4
Intercompany activity	(23,537)	(6,130)	29,667	—	—

Net cash used in investing activities	(23,537)	(6,161)	(3,405)	—	(33,103)
Financing activities:
Proceeds from 12 1/2% senior discount notes	73,653	—	—	—	73,653
Repayment of senior secured term loan	—	(500)	—	—	(500)
Purchase of Series B Senior preferred stock	(13,999)	—	—	—	(13,999)
Additions to deferred financing costs	(2,988)	(163)	—	—	(3,151)

Net cash provided by (used in) financing activities	56,666	(663)	—	—	56,003
Effect of exchange rates on cash	—	—	29	—	29

Net change in cash and cash equivalents	33,259	(7,876)	2,724	—	28,107

Cash and cash equivalents at beginning of period	—	33,284	(895)	—	32,389

Cash and cash equivalents at end of period	$33,259	$25,408	$1,829	$—	$60,496

16. Subsequent Event
On August 9, 2005, the Company sold certain assets and certain liabilities of its Chelsea House business for gross proceeds of $9.0 million, subject to certain adjustments which are not expected to be material. Management has determined that as of June 30, 2005 there was an impairment related to the Chelsea House pre-publication costs during the current quarter (See Note 6). Beginning with the third quarter of 2005, the Company will classify Chelsea House as a discontinued operation. Chelsea House financial results are reported for historical periods in the K-12 Supplemental Education segment.

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

Overview
     Haights Cross is a leading developer and publisher of products for the K-12 education, library and medical education markets. Our products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. Our high quality products are sold primarily to schools, libraries and medical professionals and have leading positions in the three markets we serve:
•	K-12 Education:
o	K-12 Supplemental Education: We publish proprietary supplemental reading materials for the kindergarten through eighth grade, or K-8, market under the well-recognized imprints Sundance Publishing and Newbridge Educational Publishing, and we also offer non-proprietary supplemental reading and literature products for the K-12 market.

o	Test-prep and Intervention: We publish state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. We also offer skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.
•	Library: We publish unabridged audiobooks for adults and children, under the Recorded Books brand, and market these titles, as well as selected non-proprietary unabridged audiobooks, primarily to public and school libraries.

•	Medical Education: We publish audio and video-based continuing medical education, or CME, materials for doctors and other health care professionals under the Oakstone Publishing imprint and self-study CME courses under our CMEinfo imprint. We also publish personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.
Business Segments
     We have organized our financial reporting into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education.
     K-12 Supplemental Education. Our K-12 Supplemental Education segment publishes supplemental reading materials for the kindergarten through 9th grade market and literary, biographical and topical books published in series for school libraries. It also markets non-proprietary, supplemental reading products and literature for the K-12 market. This segment is comprised of our Sundance/Newbridge and Chelsea House businesses.
     Test-prep and Intervention. Our Test-prep and Intervention segment publishes state-specific test preparation materials for K-12 state-specific competency tests and proprietary instructional materials with the focus on students in kindergarten through eighth grade, who need more help after using textbooks. This segment is comprised of our Triumph Learning, Buckle Down Publishing and Options Publishing businesses.
     Library. Our Library segment publishes audiobooks for adults and children and markets these titles, as well as non-proprietary audiobooks, to public and school libraries. This segment is comprised of our Recorded Books business.

     Medical Education. Our Medical Education segment publishes and markets to doctors and dentists, subscription based continuing education materials on a variety of medical, dental and allied health specialty topics and publishes and markets subscription based wellness information, such as newsletters and calendars, to companies seeking to improve employee awareness of health and wellness issues. This segment is comprised of our Oakstone business.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Changes in facts, circumstances and market conditions may result in revised estimates.
     The critical accounting policies described herein are those that are, in management’s opinion, most important to the presentation of our consolidated financial condition and results of operations.
Revenue and Expense Recognition
     In accordance with industry practice, we recognize revenue from books and other non-subscription sales when the product is shipped to the customer. Product shipment terms are FOB shipping point and collectability is reasonably assured at the time of shipment. Subscription revenue is deferred and recognized as the subscription is fulfilled. Short term rental revenue for audio books is recognized at the time of the rental and audio book lease revenue is deferred and recognized ratably over the term of the lease. Revenue is recognized net of provisions for estimated returns. These estimated return provisions are based upon historical experience and other industry factors including management’s expectations. Actual return experience is monitored and any significant change from management’s expectations would result in an adjustment in the reserve rates utilized to estimate returns.
     Cost of goods sold is recognized when the related revenue is recognized and primarily consists of paper, audiotape, printing, binding and duplication and author royalty expenses.
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
Direct Response Advertising Costs
     Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability is evaluated on a product-by-product basis at the campaign level. The life and amortization rate are determined by historical experience with similar products at the same business. Generally, greater than 80% of direct mail costs are amortized in the first year, with all costs being amortized over lives ranging from 12-18 months. The sole exception to this policy is the direct mail costs relating to the Oakstone subscription business which are amortized on an accelerated basis over the estimated life of the subscriber for up to five years. For these subscription products, the life is based on the original subscription period plus subsequent renewal periods. The rate of amortization is based on the expiration and cancellation rate of subscribers for similar subscription products.
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

Results of Operations
Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three months ended June, 2005 and 2004:

	Three Months Ended June 30,
	2005		2004
	(In Thousands)
Revenue
K-12 Supplemental Education	$17,778	29.7%	$22,066	43.4%
Test Prep and Intervention	16,124	27.0%	7,454	14.6%
Library	20,249	33.9%	16,952	33.3%
Medical Education	5,636	9.4%	4,420	8.7%

Total Revenue	59,787	100.0%	50,892	100.0%
Cost of goods sold	16,752	28.0%	17,762	34.9%
Selling, general and administrative expense	24,489	41.0%	20,025	39.3%
Amortization of pre-publication costs	3,889	6.5%	3,266	6.4%
Impairment loss on Chelsea House	3,211	5.4%	—	—
Depreciation / amortization of intangibles	1,160	1.9%	764	1.6%

Income from operations	10,286	17.2%	9,075	17.8%

Interest expense	15,073	25.2%	11,883	23.3%
Other expenses and tax provision	695	1.2%	402	0.8%

Net loss	$(5,482)	(9.2)%	$(3,210)	(6.3)%

Revenue
     Revenue increased $8.9 million, or 17.5%, to $59.8 million for the three months ended June 30, 2005, from $50.9 million for the three months ended June 30, 2004. The increase includes $8.4 million from Options Publishing, acquired in December of 2004, $0.5 million from Scott Publishing, acquired in April 2005, and $0.2 million from CMEinfo, acquired in June 2005. These recently acquired businesses are not included in the results for the three months ended June 30, 2004. The increase also includes $2.5 million of revenue for the three months ended June 30, 2005, from Buckle Down Publishing, which was acquired in April of 2004, an increase of $0.7 million from the $1.8 million reported for the three months ended June 30, 2004 . Excluding the impact of the businesses acquired in 2005 and 2004, revenue for the three months ended June 30, 2005 decreased slightly, $0.9 million, or 1.8% to $48.2 million from $49.1 for the three months ended June 30, 2004.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $4.3 million, or 19.4%, to $17.8 million for the three months ended June 30, 2005, from $22.1 million for the three months ended June 30, 2004. Sundance/Newbridge’s revenue decreased $3.9 million, or 21.1%, to $14.7 million for the three months ended June 30, 2005, from $18.6 million for the three months ended June 30, 2004 primarily due to a soft funding environment, resulting in purchases of supplemental products being delayed in several large territories. Revenue from Chelsea House titles decreased $0.4 million for the three months ended June 30, 2005, or 10.6%, to $3.1 million from $3.5 million for the three months ended June 30, 2004 due to continued weak revenues from the wholesaler channel, our largest distribution channel for the Chelsea House business.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $8.7 million, or 116.3%, to $16.1 million for the three months ended June 30, 2005, from $7.5 million for the three months ended June 30, 2004. Segment revenue for the three months ended June 30, 2005 included $8.4 million from Options Publishing, acquired in December of 2004 and $2.5 million in revenue from Buckle Down

Publishing which was acquired in April of 2004, an increase of $0.7 million from the $1.8 million reported for the three months ended June 30, 2004 and included prospectively from the acquisition date. Excluding the revenue from these acquisitions, segment revenues reflect only the Triumph Learning product lines in both periods, which decreased $0.5 million, or 7.8%, to $5.2 million for the three months ended June 30, 2005 from $5.7 million for the three months ended June 30, 2004 as demand slowed in anticipation of new tests and test-preparation products in the second half of 2005 to meet the requirements of the No Child Left Behind Act.
     Library. Revenue for the Library segment increased $3.3 million, or 19.4%, to $20.2 million for the three months ended June 30, 2005, from $17.0 million for the three months ended June 30, 2004. Revenue grew in all channels, including library, school, retail and consumer. Continued strong growth in the core library channel was driven by demand for Recorded Books’ traditional unabridged audiobooks, especially in the CD format.
     Medical Education. Revenue for the Medical Education segment increased $1.2 million, or 27.5%, to $5.6 million for the three months ended June 30, 2005, from $4.4 million for the three months ended June 30, 2004. Revenue for the three months ended June 30, 2005 includes $0.5 million and $0.2 million from the newly acquired Scott Publishing and CMEinfo businesses, respectively. Excluding the two acquisitions, revenue increased $0.5 million, or 12.4%, most notably due to higher revenue from the Practical Reviews product line.
Cost of Goods Sold
     Cost of goods sold decreased $1.0 million, or 5.7%, to $16.8 million for the three months ended June 30, 2005 from $17.8 million for the three months ended June 30, 2004. Cost of goods sold as a percentage of revenue decreased to 28.0% from 34.9% period over period.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $3.1 million, or 40.2% to $4.6 million for the three months ended June 30, 2005 from $7.7 million for the three months ended June 30, 2004. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment decreased to 26.0% from 35.0% period over period, primarily due to a $2.1 million inventory obsolescence charge at Chelsea House in June of 2004.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $1.6 million, or 96.5% to $3.3 million for the three months ended June 30, 2005 from $1.7 million for the three months ended June 30, 2004. The increase is primarily due to the acquisitions of Buckle Down publishing and Options Publishing, which accounted for $0.2 million and $1.4 million of the increase, respectively. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 20.5% from 22.6% period over period, primarily due to revenues from the higher margin Options Publishing products.
     Library. Cost of goods sold for the Library segment increased $0.1 million, or 1.2% to $7.2 million for the three months ended June 30, 2005 from $7.1 million for the three months ended June 30, 2004. Cost of goods sold as a percentage of revenue decreased to 35.6% from 42.1% period over period. The decline in cost of goods sold as a percentage of revenue was due to the increased volume and a favorable product mix, reduced duplication and materials costs along with lower inventory obsolescence reserve requirements and a royalty advance charge of $0.3 million in 2004 due to disappointing results from a series of large print books.
     Medical Education. Cost of goods sold for the Medical Education segment increased $0.4 million, or 31.5% to $1.6 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. Cost of goods sold as a percentage of revenue increased to 28.5% from 27.7% period over period, due to the lower margin on the Scott Publishing Products included in the second quarter of 2005.

Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges on the accompanying consolidated statements of operations. Selling, general and administrative expense increased $4.5 million, or 22.3%, to $24.5 million for the three months ended June 30, 2005 from $20.0 million for the three months ended June 30, 2004. Selling, general and administrative expense as a percentage of revenue increased to 41.0% from 39.3%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased overall spending across our business segments on sales and marketing efforts.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $1.2 million, or 15.5%, to $6.5 million for the three months ended June 30, 2005 from $7.8 million for the three months ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenue for the K-12 Supplemental Education segment increased to 36.8% from 35.1% period over period. This increase is due to greater overall spending on sales and marketing efforts less $0.5 million in 2004 restructuring charges from the Chelsea House executive management, finance and accounting consolidation that were not repeated in 2005.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $3.7 million, or 116.7%, to $6.9 million for the three months ended June 30, 2005 from $3.2 million for the three months ended June 30, 2004. The increase is primarily due to the acquisitions of Options Publishing and Buckle Down Publishing which accounted for $2.9 million and $0.7 million of the increase, respectively. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 43.0% from 42.9% period over period.
     Library. Selling, general and administrative expense for the Library segment increased $1.1 million, or 19.8%, to $6.4 million for the three months ended June 30, 2005 from $5.3 million for the three months ended June 30, 2004. Selling, general and administrative expense as a percentage of revenue increased to 31.6% from 31.5% period over period.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $0.6 million, or 24.9%, to $3.0 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004, primarily due to a combination of volume driven selling and fulfillment expenses and incremental and transitional expenses related to the Scott Publishing and CMEinfo acquisitions. Selling, general and administrative expense as a percentage of revenue decreased to 53.4% from 54.5% period over period.
     Corporate. Our corporate general and administrative expense increased $0.3 million, or 21.1%, to $1.6 million for the three months ended June 30, 2005 from $1.3 million for the three months ended June 30, 2004. The increase is primarily due to Sarbanes Oxley consulting expenses of $0.2 million.
Amortization of pre-publication costs
     Amortization of pre-publication costs increased $0.6 million to $3.9 million for the three months ended June 30, 2005, from $3.3 million for the three months ended June 30, 2004. The increase was a result of greater product development spending and incremental amortization expense from the assets added in the Buckle Down Publishing and Options Publishing acquisitions.

Asset Impairment Charge
     Management has determined that as of June 30, 2005 there was an impairment of the Chelsea House pre-publication costs. The company recorded a loss of $3.2 million to reduce the pre-publication costs to fair value. On August 9, 2005 the Company sold the assets of Chelsea House which is reported within the K-12 Supplemental Education segment.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles increased $0.4 million to $1.2 million for the three months ended June 30, 2005, from $0.8 million for the three months ended June 30, 2004. The increase was primarily due to the impact on amortization expense of amortizable intangible assets acquired in the Buckle Down Publishing and Options Publishing acquisitions.
Interest Expense
     Interest expense increased $3.2 million, to $15.1 million for the three months ended June 30, 2005 from $11.9 million for the three months ended June 30, 2004. This increase was due to interest from the December 2004 11 3/4% senior notes and the December 2004 senior secured term loan borrowings and the accumulating interest on the Series B preferred stock. Our total outstanding debt increased from $416.8 million as of June 30, 2004 to $506.3 million as of June 30, 2005. The increase is a result of the December 2004 borrowings, accretion on the Series B preferred stock and amortization of the discount on the 12 1/2% senior discount notes.
     Cash interest expense increased $2.1 million to $8.0 million for the three months ended June 30, 2005 from $5.9 million for the three months ended June 30, 2004. The increase in cash interest was due to additional debt from the December 2004 11 3/4% senior notes and new senior secured term loan borrowings. Our cash interest bearing outstanding debt was $301.0 million as of June 30, 2005 compared to $239.3 million as of June 30, 2004.
     Interest expense consists of the following:

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Interest expense:
Senior secured term loans	$2,880	$1,633
11 3/4% senior notes	4,994	4,112
12 1/2% senior discount notes – non-cash	2,612	2,311
Series B senior preferred stock – non-cash	4,520	3,751
Other	76	76

Total interest expense	15,082	11,883
Less: capitalized interest	(9)	—

Net Interest expense	$15,073	$11,883

     The company has outstanding $128.1 million in senior secured term loans which bear interest at rates between 6.77% and 7.77% as of June 30, 2005. The average interest rate on the senior secured term loans was 7.30% for the three months ended June 30, 2005.
Net Loss
     Net loss for the three months ended June 30, 2005 was $5.5 million compared to $3.2 million for the three months ended June 30, 2004. This increase in the net loss was due to the $1.2 million increase in operating income that included approximately $3.0 million of incremental income from the acquisitions of 2004 and 2005, offset by the $3.2 million increase in interest expense and $3.2 million of asset impairment charge for Chelsea House product-development.
Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the six months ending June, 2005 and 2004:

	Six Months Ended June 30,
	2005		2004
	(In Thousands)
Revenue
K-12 Supplemental Education	$29,181	26.9%	$33,219	36.7%
Test Prep and Intervention	29,746	27.5%	15,371	17.0%
Library	39,708	36.6%	33,558	37.1%
Medical Education	9,720	9.0%	8,307	9.2%

Total Revenue	108,355	100.0%	90,455	100.0%
Cost of goods sold	31,492	29.1%	29,734	32.9%
Selling, general and administrative expense	48,061	44.4%	37,672	41.6%
Amortization of pre-publication costs	7,593	7.0%	5,860	6.5%
Impairment loss on Chelsea House	3,211	3.0%	—	—
Depreciation / amortization of intangibles	2,399	2.1%	1,345	1.5%

Income from operations	15,599	14.4%	15,844	17.5%
Interest expense	28,809	26.6%	23,300	25.8%
Other expenses and tax provision	1,441	1.3%	1,069	1.1%

Net loss	$(14,651)	(13.5)%	$(8,525)	(9.4)%

Revenue
     Revenue increased $17.9 million, or 19.8%, to $108.4 million for the six months ended June 30, 2005, from $90.5 million for the six months ended June 30, 2004. This increase included $12.2 million of revenue from Options Publishing, acquired in December of 2004 and a combined $0.7 million from the Scott Publishing and CMEinfo acquisitions in 2005. The increase also includes revenue from Buckle Down Publishing, acquired on April 15, 2004, which increased $3.2 million or 173.2% to $5.0 million for the six months ended June 30, 2005, from $1.8 million for the six months ended June 30, 2004. Excluding the impact of the businesses acquired in 2005 and 2004, revenue for the six months ended June 30, 2005 increased $1.8 million, or 2.0% to $90.5 million.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $4.0 million, or 12.2%, to $29.2 million for the six months ended June 30, 2005, from $33.2 million for the six months ended June 30, 2004. Sundance/Newbridge’s revenue decreased $3.1 million, or 11.4%, to $23.9 million for the six months ended June 30, 2005, from $26.9 million for the six months ended

June 30, 2004, primarily due to a soft funding environment resulting in purchases of supplemental products being delayed in several large territories. Revenue for the six months ended June 30, 2005 from Chelsea House titles decreased $1.0 million, or 15.5%, to $5.3 million from $6.3 million for the six months ended June 30, 2004 due to continued weak revenues from the wholesaler channel, our largest distribution channel for the Chelsea House business..
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $14.3 million, or 93.5%, to $29.7 million for the six months ended June 30, 2005, from $15.4 million for the six months ended June 30, 2004. Segment revenue for the six months ended June 30, 2005 included $12.2 million from Options Publishing, acquired in December of 2004 and $5.0 million of revenue from Buckle Down Publishing acquired in April of 2004, which reported $1.8 million in the post acquisition period for the six months ended June 30, 2004. Excluding these acquisitions, segment revenues reflect Triumph Learning product lines in both periods, which decreased $1.0 million, or 7.5%, to $12.5 million for the six months ended June 30, 2005 from $13.5 million for the six months ended June 30, 2004 as demand slowed in anticipation of new tests and test-preparation products in the second half of 2005 to meet the requirements of the No Child Left Behind Act.
     Library. Revenue for the Library segment increased $6.1 million, or 18.3%, to $39.7 million for the six months ended June 30, 2005, from $33.6 million for the six months ended June 30, 2004. Revenue grew in all channels, including library, school, retail and consumer. Continued strong growth in the core library channel was driven by demand for Recorded Books' traditional unabridged audiobooks, especially in the CD format.
     Medical Education. Revenue for the Medical Education segment increased $1.4 million, or 17.0%, to $9.7 million for the six months ended June 30, 2005, from $8.3 million for the six months ended June 30, 2004. Revenue for the six months ended June 30, 2005 includes $0.5 million and $0.2 million from the newly acquired Scott Publishing and CMEinfo businesses, respectively. Excluding the two acquisitions, revenue increased $0.7 million, or 8.4%, most notably from the performance of Oakstone Publishing’s Practical Reviews, Multimedia Reviews, SESAP and Osler products.
Cost of Goods Sold
     Cost of goods sold increased $1.8 million, or 5.9%, to $31.5 million for the six months ended June 30, 2005 from $29.7 million for the six months ended June 30, 2004. Cost of goods sold as a percentage of revenue decreased to 29.1% from 32.9% period over period.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $2.7 million, or 25.8% to $7.8 million for the six months ended June 30, 2005 from $10.6 million for the six months ended June 30, 2004. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment decreased to 26.9% from 31.8% period over period, primarily due to a $2.1 million inventory obsolescence charge at Chelsea House in June of 2004.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $3.0 million, or 91.0% to $6.3 million for the six months ended June 30, 2005 from $3.3 million for the six months ended June 30, 2004. The increase is primarily due to acquisitions of Buckle Down Publishing and Options Publishing, which accounted for $0.8 million and $2.1 million of the change, respectively. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 21.1% from 21.3% period over period.
     Library. Cost of goods sold for the Library segment increased $1.0 million, or 7.9% to $14.6 million for the six months ended June 30, 2005 from $13.6 million for the six months ended June 30, 2004. The increase is primarily due to the corresponding 18.3% revenue increase. Cost of goods sold as a percentage of revenue decreased to 36.9% from 40.4% period over period, due to the increased revenue from our higher margin library channel, reduced duplication and materials costs along with lower inventory obsolescence reserve requirements and a royalty advance charge of $0.3 million in 2004 due to disappointing results from a series of large print books.
     Medical Education. Cost of goods sold for the Medical Education segment increased $0.4 million, or 17.9% to $2.7 million for the six months ended June 30, 2005 from $2.3 million for the six months ended June 30, 2004. Cost of goods sold as a percentage of revenue increased to 28.2% from 28.0% period over period due to the lower margin on the Scott Publishing products.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges on the accompanying consolidated statements of operations. Selling, general and administrative expense increased $10.4 million, or 27.6%, to $48.1 million for the six months ended June 30, 2005 from $37.7 million for the six months ended June 30, 2004. Selling, general and administrative expense as a percentage of revenue increased to 44.4% from 41.6%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased overall spending across our business segments on sales and marketing efforts.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $0.9 million, or 6.7%, to $12.7 million for the six months ended June 30, 2005 from $13.6 million for the six months ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenue for the K-12 Supplemental Education segment increased to 43.5% from 41.0% period over period. This increase is due to greater overall spending on sales and marketing efforts.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $7.6 million, or 117.2%, to $14.1 million for the six months ended June 30, 2005 from $6.5 million for the six months ended June 30, 2004. The increase is primarily due to the acquisition of Options Publishing and Buckle Down Publishing which accounted for $5.5 million and $2.1 million of the increase, respectively. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 47.4% from 42.3% period over period. This increase is due to greater overall spending on sales and marketing efforts and the addition of Options Publishing, which due to the nature of its business, incurs higher customer sample costs and direct mail costs as a percentage of revenue.
     Library. Selling, general and administrative expense for the Library segment increased $2.0 million, or 19.0%, to $12.6 million for the six months ended June 30, 2005 from $10.6 million for the six months ended June 30, 2004. Selling, general and administrative expense as a percentage of revenue increased to 31.8% from 31.6% period over period. The increase is primarily due to higher overall spending on sales and marketing efforts.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $0.9 million, or 20.2%, to $5.6 million for the six months ended June 30, 2005 from $4.7 million for the six months ended June 30, 2004. Selling, general and administrative expense as a percentage of revenue increased to 57.5% from 56.0% period over period. The increase is primarily due to a combination of volume driven selling and fulfillment expenses and incremental and transitional expenses related to the Scott Publishing and CMEinfo acquisitions.
     Corporate. Our corporate general and administrative expense increased $0.7 million, or 31.5%, to $3.0 million for the six months ended June 30, 2005 from $2.3 million for the six months ended June 30, 2004. The increase is primarily due to Sarbanes Oxley consulting expenses of $0.5 million.

Amortization of pre-publication costs
     Amortization of pre-publication costs increased $1.7 million to $7.6 million for the six months ended June 30, 2005, from $5.9 million for the six months ended June 30, 2004. The increase was a result of greater product development spending and incremental amortization expense from the assets added in the Buckle Down Publishing and Options Publishing acquisitions.
Asset Impairment Charge
     Management has determined that as of June 30, 2005 there was an impairment of the Chelsea House pre-publication costs. The company recorded a loss of $3.2 million to reduce the pre-publication costs to fair value. On August 9, 2005 the Company sold the assets of Chelsea House which is reported within the K-12 Supplemental Education segment.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles increased $1.1 million to $2.4 million for the six months ended June 30, 2005, from $1.3 million for the six months ended June 30, 2004. The increase was primarily due to the impact on amortization expense of amortizable intangible assets added in the Buckle Down Publishing and Options Publishing acquisitions.
Interest Expense
     Interest expense increased $5.5 million, to $28.8 million for the six months ended June 30, 2005 from $23.3 million for the six months ended June 30, 2004. This increase was primarily due to interest from the December 2004 11 3/4% senior notes and new senior secured term loan borrowings and interest from the February 2004 12 1/2% senior discount notes. Our total outstanding debt increased from $416.8 million as of June 30, 2004 to $506.3 million as of June 30, 2005. The increase is a result of the December 2004 borrowings, accretion on the Series B preferred stock and amortization of the discount on the 12 1/2% senior discount notes.
     Cash interest expense increased $3.1 million to $14.8 million for the six months ended June 30, 2005 from $11.7 million for the six months ended June 30, 2004. The increase in cash interest was due to additional debt from the December 2004 11 3/4% senior notes and new senior secured term loan borrowings. Our cash interest bearing outstanding debt was $301.0 million as of June 30, 2005 compared to $239.3 million as of June 30, 2004.
     Interest expense consists of the following:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Interest expense:
Senior secured term loans	$4,699	$3,342
11 3/4% senior notes	9,987	8,179
12 1/2% senior discount notes – non-cash	5,127	3,765
Series B senior preferred stock – non-cash	8,862	7,862
Other	152	152

Total interest expense	28,827	23,300
Less: capitalized interest	(18)	—

Net Interest expense	$28,809	$23,300

     The company has outstanding $128.1 million in senior secured term loans which bear interest at rates between 6.77% and 7.77% as of June 30, 2005. The blended weighted average interest rate on the senior secured term loans was 7.06% for the six months ended June 30, 2005.
Net Loss
     Net loss for the six months ended June 30, 2005 was $14.7 million compared to $8.5 million for the six months ended June 30, 2004. This increase in the net loss was due to the $5.5 million increase in interest expense from the 2004 financings offset partially by the $3.0 million increase in operating income that included approximately $2.8 million of incremental operating income from the businesses acquired in 2004 and 2005 and a $3.2 million of asset impairment charge for Chelsea House product-development.
Liquidity and Capital Resources
     We have relied primarily on our ability to borrow under our current financing arrangements and the benefits of deferring paid-in-kind interest on our preferred stock for our working capital, capital expenditures, acquisition needs and debt service requirements. On February 2, 2004, we completed an offering of 12 1/2% senior discount notes and received net proceeds of $73.7 million. A portion of the proceeds from the issuance were used to repurchase 295,000 outstanding shares of Series B senior preferred stock. In April 2004, we used $25.2 million in cash, and issued 3,500 shares of our $1,000 par value newly authorized Series C preferred stock at a discounted value of $1.1 million in order to purchase Buckle Down Publishing and pay related transaction costs. In December 2004 Haights Cross entered into a $30.0 million of senior secured term loan agreement and received $33.2 million from the issuance of 11 3/4% senior notes. Also in December 2004, we used $52.7 million in cash to acquire Options Publishing and pay related transaction costs. As of June 30, 2005, the available borrowing capacity under our senior secured revolving credit facility, limited by certain restrictive covenants and financial ratio requirements, was approximately $30.0 million. The company was in compliance with all debt covenants as of June 30, 2005. We may incur additional debt to finance future acquisitions. As of June 30, 2005, Company has accrued $9.0 million for unpaid cash dividends and has elected not to pay cash dividends, as the Company is restricted from making cash dividend payments on the Series B senior preferred stock by the 12 1/2% senior discount notes agreement.
     Our cash and cash equivalents decreased $21.4 million to $57.2 million as of June 30, 2005, from $78.6 million as of December 31, 2004. Of this decrease, $25.0 million of cash was used by investing activities including $12.4 million for pre-publication costs, $7.7 million for the acquisition of CMEinfo and $3.4 million for the acquisition of Scott Publishing.

     We are highly leveraged and have significant debt service obligations. Our primary sources of liquidity are cash flow from operations, and available borrowings under the senior secured revolving credit facility. We expect that ongoing requirements for debt service, working capital, capital expenditures and permitted business acquisitions will be funded from these sources.
     Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under the senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior secured revolving credit facility, will be adequate to meet our future liquidity needs through 2007. As of June 30, 2005, the available borrowing capacity under the senior secured revolving credit facility, was approximately $30.0 million. In addition, from time to time as needs arise, with respect to future acquisitions or other general corporate purposes, we may seek to raise additional capital through the issuance, in registered offerings or in private placements, of debt or equity securities on terms to be determined at the time of such issuances.
Cash Flows
     Net cash provided by operating activities decreased $0.1 million to $5.1 million for the six months ended June 30, 2005 from $5.2 million for the six months ended June 30, 2004.
     Net cash used in investing activities decreased $8.1 million, or 24.5% to $25.0 million for the six months ended June 30, 2005 from $33.1 million for the six months ended June 30, 2004. The decrease is due to business acquisition activity with $11.2 million cash used primarily to purchase Scott Publishing and CMEinfo in 2005 in comparison to $25.1 million cash used to purchase Buckle Down Publishing in 2004. Excluding the impact of the acquisitions, cash used in investing activities increased $5.7 million, or 71.3% to $13.8 million from $8.0 million period over period due to pre-publication costs from the additional Buckle Down Publishing and Options Publishing businesses and an intensified overall company effort to produce a greater number of new products.
     Net cash used by financing activities was $1.4 million for the six months ended June 30, 2005, in comparison to net cash provided of $56.0 million for the six months ended June 30, 2004. Net cash used by financing activities for the six months ended June 30, 2005 consisted primarily of senior secured term loan principal payments of $0.7 million and $0.7 million of additional deferred financing costs related to the December 2004 financing transactions. Net cash provided by financing activities for the six months ended June 30, 2004 consisted of $73.7 million of cash provided from the completion of the 12 1/2% senior discount notes offering on February 2, 2004, offset by $14.0 million used to repurchase of 295,000 outstanding shares of Series B senior preferred stock, at a price equal to 99% of its liquidation value of $14.1 million and $3.2 million of additions to deferred financing costs associated with the senior discount note offering.

Capital Expenditures
     Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the six months ended June 30, 2005, we had $12.4 million of pre-publication expenditures compared to $6.6 million during the six months ended June 30, 2004. We plan expenditures of approximately $24.0 million for pre-publication costs in 2005. This level of spending is intended to support our core successful products and allow for the development of new products.
     Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the six months ended June 30, 2005 we had $1.3 million of property, building and equipment expenditures compared to $1.5 million for the six months ended June 30, 2004. We plan expenditures of approximately $3.5 million for property and equipment in 2005. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, a software conversion and system upgrades at newly acquired Options Publishing, facility enhancements at Buckle Down Publishing, company-wide general ledger conversion costs and general additions to furniture, fixtures and equipment.
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
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have interest at variable rates based on LIBOR plus an applicable spread. As of June 30, 2005, there were no borrowings and minimal transactions denominated in foreign currency. As a result, we do not hedge the exposure to these changes, and the impact on our results of operations from foreign currency fluctuations has been de minimus.
     We have available a $30.0 million senior secured revolving credit facility as a source of financing for our working capital requirements subject to certain restrictive covenants that can reduce the available aggregate borrowings under the facility. As of June 30, 2005, the available borrowing capacity under the senior secured revolving credit facility, was approximately $30.0 million. Borrowings under this revolving credit agreement bear interest at variable rates based on LIBOR plus an applicable spread. As of June 30, 2005, there were no borrowings outstanding under this credit facility.
Item 4. Controls and Procedures
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
31.1 Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt
31.2 Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES
     The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

By:

Dated: August 15, 2005	/s/ Peter J. Quandt

Peter J. Quandt
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Dated: August 15, 2005	/s/ Paul J. Crecca

Paul J. Crecca
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

Dated: August 15, 2005	/s/ Mark Kurtz

Mark Kurtz
Vice President of Finance and Accounting
and Chief Accounting Officer
(Principal Accounting Officer)