Form 10-Q
period 2005-09-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2005-11-14
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 333-109381
Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4087398
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)
10 New King Street	10604
White Plains, NY	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(914) 289-9400
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 20,008,300 shares of Common Stock, par value $0.001 per share, outstanding as of November 14, 2005.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report for the
Quarter Ended September 30, 2005

Page
Part I — Financial Information

Item 1. Financial Statements

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	3
Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

Part II — Other Information

Item 1. Legal Proceedings	39

Item 6. Exhibits	39

Signatures	40

Exhibit 10.1 Amendment No.5 and Consent No.4
Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue	$56,318	$46,407	$159,345	$130,556
Costs and expenses:
Cost of goods sold	16,540	13,848	46,315	39,840
Marketing and sales	13,709	9,967	39,303	28,117
Fulfillment and distribution	4,193	3,459	11,871	9,825
General and administrative	7,160	5,372	19,461	15,150
Amortization of pre-publication costs	3,404	2,164	9,444	6,576
Depreciation expense and amortization of intangibles	1,325	752	3,666	2,033

Total cost and expenses	46,331	35,562	130,060	101,541
Income from operations	9,987	10,845	29,285	29,015
Other (income) expense:
Interest expense	15,010	12,207	43,819	35,506
Interest income	(546)	(225)	(1,237)	(542)
Amortization of deferred financing costs	895	732	2,685	2,178
Other (income) expense	52	6	182	(53)

Total other expenses	15,411	12,720	45,449	37,089

Loss before provision for income taxes	(5,424)	(1,875)	(16,164)	(8,074)
Provision for income taxes	57	—	274	—

Loss before discontinued operations	(5,481)	(1,875)	(16,438)	(8,074)
Discontinued operations:
Loss from operations of discontinued operations	(25)	(79)	(3,724)	(2,404)
Loss on disposal of discontinued operations	(1,057)	—	(1,050)	—

Net Loss	(6,563)	(1,954)	(21,212)	(10,478)
Preferred stock dividends and accretion	(776)	(710)	(2,255)	(2,010)

Net loss available to common stockholders	$(7,339)	$(2,664)	$(23,467)	$(12,488)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,853	$78,581
Accounts receivable, net	27,148	19,405
Inventory, net	23,513	20,920
Direct response advertising costs — current portion, net	3,913	2,516
Prepaid royalties	5,521	5,199
Prepaid expenses and other current assets	2,752	3,457
Assets of discontinued operation	14	12,648

Total current assets	118,714	142,726
Pre-publication costs, net	41,674	34,938
Direct response advertising costs, net	7,674	6,620
Property and equipment, net	10,860	9,926
Goodwill	169,901	166,179
Intangible assets, net	27,892	20,988
Deferred financing costs, net	14,411	16,589
Other assets	1,809	1,737

Total assets	$392,935	$399,703

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$23,316	$25,039
Accrued interest	3,755	8,387
Deferred subscription revenue	13,575	12,341
Current portion of long term debt	1,300	1,300
Liabilities of discontinued operation	568	1,012

Total current liabilities	42,514	48,079
Long term liabilities:
Senior secured term loan	126,475	127,450
11 3/4% senior notes	172,753	173,122
12 1/2% senior discount notes	90,115	82,270
Series B senior preferred stock, mandatorily redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (aggregate liquidation value as of September 30, 2005 of $124,488)	122,738	108,706
Deferred gain on Series B cancellation and other long term liabilities	4,286	4,637

Total long term liabilities	516,367	496,185
Commitments (Note 11)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (aggregate liquidation value as of September 30, 2005 of $35,615)	37,683	35,627
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (aggregate liquidation value as of September 30, 2005 of $3,763)	1,453	1,255

Total redeemable preferred stock	39,136	36,882
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,006,300 shares issued and outstanding (20,000,000 as of December 31, 2004)	20	20
Accumulated other comprehensive income	344	526
Accumulated deficit	(205,446)	(181,989)

Total stockholders’ deficit	(205,082)	(181,443)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$392,935	$399,703

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Operating activities from Continuing Operations
Net loss from continuing operations	$(16,438)	$(8,074)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash interest expense	21,413	18,014
Allowance for doubtful accounts and obsolescence	3,666	2,218
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	13,110	8,609
Amortization of deferred financing costs	2,685	2,178
Amortization of premium on 11 3/4% senior notes	(368)	—
Other non-operating income (loss)— non-cash	8	(213)
Changes in operating assets and liabilities:
Accounts receivable	(9,507)	(10,005)
Inventory	(3,406)	(2,107)
Prepaid expenses, royalty advances and other current assets	812	207
Direct response advertising costs	(2,451)	(1,695)
Other assets	(38)	21
Accounts payable, accrued and other liabilities	(2,234)	670
Accrued interest	(4,632)	(3,786)
Deferred subscription revenue	1,041	(749)

Net cash provided by operating activities from continuing operations	3,661	5,288

Investing activities from Continuing Operations
Additions to pre-publication costs	(16,797)	(8,648)
Additions to property and equipment	(2,737)	(2,269)
Additions to intangible assets	(16)	(13)
Acquisitions, net of cash acquired	(12,167)	(25,148)
Proceeds from sale of Chelsea House	8,500	—

Net cash used in investing activities from continuing operations	(23,217)	(36,078)

Financing activities from Continuing Operations
Proceeds from exercise of stock options	7	—
Proceeds from 12 1/2% senior discount notes	—	73,653
Repayment of senior secured term loan	(975)	(750)
Repurchase of Series B senior preferred stock	—	(13,999)
Additions to deferred financing costs	(507)	(3,175)

Net cash (used in) provided by financing activities from continuing operations	(1,475)	55,729

Effect of exchange rates on cash	(111)	11

Net cash (used in) provided by discontinued operations	(1,586)	558

Net (decrease) increase in cash and cash equivalents	(22,728)	25,508
Cash and cash equivalents at beginning of period	78,581	32,389

Cash and cash equivalents at end of period	$55,853	$57,897

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
2. Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not expect adoption of SFAS 154 to have a material effect on its consolidated financial position, results of operations or cash flows.

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
     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. The Company does not expect adoption of SFAS 151 to have a material effect on its consolidated financial position, results of operations or cash flows.
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
     In December 2004, the Company acquired certain assets and assumed certain liabilities of Options Publishing which has been reported using the purchase method of accounting and is being included in the Test-prep and Intervention segment since acquisition. Options Publishing develops and creates proprietary supplemental, instructional materials with the focus on students in kindergarten through grade eight, who need more help after using textbooks. The curriculum areas of reading, writing, math, science, parent involvement intervention and assessment are covered in depth. Options Publishing products complement the Company’s growing educational product lines. The net cost was $52.9 million, consisting of consideration paid to the seller of $51.8 million less cash received of $0.4 million and transaction costs of $1.5 million, exceeded the fair value of net assets acquired, resulting in goodwill of approximately $28.6 million.
     During the quarter ended September 30, 2005, the preliminary acquisition accounting for Options Publishing was updated. Therefore, certain changes were made to goodwill that was previously reported and additional changes may be made prior to the finalization of the purchase accounting. The acquisition accounting for Buckle Down Publishing was finalized during the fiscal year 2004.
     In April 2005, we acquired Scott Publishing (“Scott Publishing”), dba Personal Best® Communications, Inc. through a stock purchase, which has been reported using the purchase method of accounting and is included in the

Medical Education segment since acquisition. Scott Publishing creates employee wellness newsletters, calendars and web-based products that provide information and guidance on individual and family issues related to health, wellness, nutrition, and safety. The Company acquired Scott Publishing to extend its Wellness product offerings. The net cost was $3.6 million, consisting of consideration paid to the seller of $3.1 million, cash paid to retire existing Scott Publishing debt obligations of $0.3 million and transaction costs paid in cash of $0.3 million, less cash received of $0.1 million. The net cost exceeded the fair value of net assets acquired, resulting in goodwill of $1.7 million.
     The preliminary acquisition accounting for Scott Publishing has been updated for work completed during the progress of an independent valuation of intangible assets. Therefore, certain changes were made to the assets and liabilities and intangible balances that were previously reported and additional changes may be made prior to the finalization of the purchase accounting.
     In June 2005, we acquired CMEinfo (“CMEinfo”) through a stock purchase, which has been reported using the purchase method of accounting and is included in the Medical Education segment since acquisition. CMEinfo publishes self-study continuing medical education, or CME, courses. The Company acquired CMEinfo to extend its continuing medical education offerings. The net cost was $8.4 million, consisting of consideration paid to the seller of $7.2 million, including $1.7 million placed in an escrow account, cash paid to retire existing CMEinfo debt obligations of $0.1 million and transaction costs of $1.1 million. The net cost exceeded the fair value of net assets acquired, resulting in goodwill of $2.9 million.
     The preliminary acquisition accounting previously recorded for CMEinfo has been updated for the progress of the independent valuation of the intangible assets and the consolidation plan under which we recorded liabilities for severance and lease abandonment . Therefore, certain changes were made to the assets and liabilities and intangible balances that were previously reported and additional changes may be made prior to the finalization of the purchase accounting.
     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective effective dates of the acquisition:

	Buckle Down	Options Publishing	Scott	CMEinfo

Working capital, net (excluding cash acquired)	$1,769	$1,865	$177	$(153)
Pre-publication costs	3,600	5,570	100	980
Property and equipment	193	1,929	—	92
Intangibles	9,000	14,930	1,640	4,570

Net assets acquired	14,562	24,294	1,917	5,489
Goodwill recorded	11,717	28,577	1,696	2,906

Net cost	$26,279	$52,871	$3,613	$8,395

     Pro Forma Financial Information
     The following unaudited pro forma statement of operations is presented as if Buckle Down Publishing and Options Publishing acquisitions have been consummated as of the beginning of the 2004.

	HCC as	Proforma	Proforma	HCC
			Options
	Reported	Buckle Down	Publishing	Proforma

For the three months ended September 30, 2004
Revenue	$46,407	$—	$3,540	$49,947
Cost of goods sold	13,848	—	584	14,432
Marketing and sales	9,967	—	1,673	11,640
Fulfillment and distribution	3,459	—	213	3,672
General and administrative	5,372	—	297	5,669
Amortization of pre-publication costs	2,164	—	363	2,527
Depreciation expense	582	—	31	613
Amortization of intangibles	170	—	366	536

Income from operations	10,845	—	13	10,858
Other expense	12,720	—	1,828	14,548

Loss before discontinued operations	(1,875)	—	(1,815)	(3,690)
Loss from discontinued operations	(79)	—	—	(79)

Net loss	$(1,954)	$—	$(1,815)	$(3,769)

	HCC as	Proforma	Proforma	HCC
			Options
	Reported	Buckle Down	Publishing	Proforma

For the nine months ended September 30, 2004
Revenue	$130,556	$2,721	$15,640	$148,917
Cost of goods sold	39,840	634	2,830	43,304
Marketing and sales	28,117	634	4,878	33,629
Fulfillment and distribution	9,825	295	750	10,870
General and administrative	15,150	381	855	16,386
Amortization of pre-publication costs	6,576	540	1,089	8,205
Depreciation expense	1,715	29	83	1,827
Amortization of intangibles	318	491	1,098	1,907

Income (loss) from operations	29,015	(283)	4,057	32,789
Other expense	37,089	103	5,296	42,488

Loss before discontinued operations	(8,074)	(386)	(1,239)	(9,699)
Loss from discontinued operations	(2,404)	—	—	(2,404)

Net loss	$(10,478)	$(386)	$(1,239)	$(12,103)

     Pro-forma statements of operations are not presented for CMEinfo and Scott Publishing, as these acquisition amounts are not material to the consolidated financial statements.
4. Inventory
     Inventory consists of the following:

	September 30,	December 31,
	2005	2004
Supplies	$1,083	$799
Work-in-process	824	783
Finished goods	24,175	21,370

	26,082	22,952
Less allowance for obsolescence	2,569	2,032

	$23,513	$20,920

5. Pre-publication Costs
     Pre-publication costs consists of the following:

	September 30,	December 31,
	2005	2004
Pre-publication costs	$87,264	$71,279
Less accumulated amortization	45,590	36,341

	$41,674	$34,938

     Amortization of pre-publication costs for the quarters ended September 30, 2005 and 2004 was $3.4 million and $2.2 million, respectively. Amortization of pre-publication costs for the nine months ended September 30, 2005 and 2004 was $9.4 million and $6.6 million, respectively.
6. Dispositions
     In August 2005, the Company adopted a formal plan to sell and sold the Chelsea House Publishing business, reported within the K-12 Supplemental Education segment. Management believes that the sale of this business allows the Company to focus on market segments with more attractive growth opportunities. Chelsea House creates and publishes hard-cover, non-fiction books for children and young adults that are sold to public and school libraries located throughout the United States. In connection with the valuation of the business for sale, the carrying amounts of the assets and liabilities of Chelsea House were adjusted on June 30, 2005 for a $3.2 million impairment of pre-publication cost. The impairment loss was calculated during the final negotiations of a selling price for Chelsea House, when it was determined that the fair value of the assets and liabilities to be sold was less then the current net book value. This loss was presented as a component of operating income for Chelsea House. The results of operations of Chelsea House have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

     The operating results of Chelsea House for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Unaudited)
Revenue	$1,266	$2,306	$6,594	$8,613
Cost of goods sold	344	590	2,061	4,331
Marketing and sales	317	582	1,622	1,733
Fulfillment and distribution	77	239	606	744
General and administrative	326	331	980	2,053
Amortization of pre-publication costs	217	610	1,770	2,058
Impairment loss — pre-publication costs	—	—	3,211	—
Depreciation expense	10	33	68	98

Loss from operations	$(25)	$(79)	$(3,724)	$(2,404)

     On August 9, 2005, the assets and liabilities of Chelsea House were sold for gross proceeds of $9.0 million, consisting of consideration received from the buyer of $8.5 million and $0.5 million placed in an escrow account. A loss of $1.0 million, presented as a loss on disposal of discontinued operations, was recorded on the sale and represents the accrual for disposal cost consisting of accrued lease costs and severance. At September 30, 2005, there was $0.6 million of this accrual remaining. The carrying amounts of Chelsea House’s assets and liabilities as of August 8, 2005 were as follows:

August 8,
2005
(Unaudited)
Assets and liabilities:
Working capital, net (excluding cash)	$5,000
Pre-publication costs, net	3,897
Property and equipment, net	156

Net assets on date of sale	$9,053

Calculation of loss on sale:
Proceeds	$9,000
Less: accrued transaction costs	(970)
Less: book value of net assets sold	(9,053)

Loss on disposal of Chelsea House	$1,023

In addition to the $1.0 million loss on the disposal of Chelsea House publishers a $0.1 million expense for Coriolis was recorded for a total loss on disposal for the period of $1.1 million. Coriolis was discontinued during 2002.
7. Goodwill and Intangibles
     The Company recorded intangible asset additions with the acquisitions of Buckle Down Publishing and Options Publishing of $9.0 million and $14.9 million, respectively. The preliminary acquisition accounting for Options Publishing was updated during the nine months ended September 30, 2005 and values assigned to the intangible asset classes and the related amortization of intangibles have changed, based on an independent valuation of Options Publishing’s intangible assets. During the quarter ended June 30, 2005, the Company recorded intangible assets with the acquisitions of CMEInfo.and Scott Publishing and has updated the valuations for these acquisitions in the quarter ended September 30, 2005. As of September 30, 2005, the Company recorded intangible assets of $4.6 million and $1.6 million, for the acquisitions of CMEInfo.and Scott Publishing respectively. A summary of consolidated intangible asset values is as follows:

	Lives	September 30, 2005	December 31, 2004

Definite Life Assets
Customer list	10 years	$23,670	$18,050
Noncompete agreements	2-5 years	1,755	750
Other	5-7 years	150	158

		25,575	18,958
Less: accumulated amortization		(2,464)	(670)

		23,111	18,288
Trademarks	Indefinite	4,781	2,700

Net intangible assets		$27,892	$20,988

     Amortization expense, which is reported in the line item depreciation expense and amortization of intangibles on the consolidated statement of operations for the three and nine months ended September 30, 2005 was $0.6 million and $1.8 million, respectively. Amortization expense for the three and nine months ended September 30, 2004 was $0.2 million and $0.3, respectively.
     Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of succeeding five years is as follows:

Total
Amortization of intangibles:
2005	$2,437
2006	2,570
2007	2,563
2008	2,557
2009	2,508
     A summary of the change in the Company’s goodwill during the nine months ended September 30, 2005 is as follows:

Goodwill, December 31, 2004	$166,179
Add:
Purchase accounting adjustments for Options Publishing acquisition	(839)
Acquisition of CME Info	2,906
Acquisition of Scott Publishing	1,696
Other	(41)

Goodwill, September 30, 2005	$169,901

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
8. Income Taxes
     The provision for income taxes consists of foreign income taxes based on taxable UK earnings. As of September 30, 2005 the Company has federal and state operating loss carryforwards expiring through 2024, which totaled $73.0 million as of December 31, 2004. The Company has provided a full valuation allowance for the net deferred tax assets as a result of management’s uncertainty as to the realization of such assets.

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
     As part of the August 20, 2003 refinancing transaction, Haights Cross entered into the Facility with a syndicate of lenders led by The Bank of New York and Bear Stearns & Co, Inc. The Facility matures on May 20, 2008 and is secured by a first lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The Facility contains certain restrictive covenants and financial ratio requirements. The Facility has been amended periodically to allow for acquisitions. As of September 30, 2005, our, available borrowing capacity under the Facility, limited by such restrictive covenants was $25.7 million; no amounts had been drawn on the Facility.
     As part of the August 20, 2003 refinancing transaction, Haights Cross entered into the First Term Loan, with a syndicate of lenders led by Bear Stearns & Co. Inc. The First Term Loan matures on August 20, 2008, is subordinate to the Facility, and is secured by a second lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The First Term Loan contains certain restrictive covenants and debt incurrence tests. Interest is charged in accordance with a floating interest rate calculation based on the Eurodollar plus an applicable margin based on a graduated rate schedule. The Eurodollar rate calculation has a 2% floor. As of September 30, 2005, the interest rate in effect was 8.29%. The First Term Loan mandates principal payments of $250,000 per quarter, which began on November 15, 2003, and will continue through maturity.
     As part of the August 20, 2003 refinancing transaction, Haights Cross issued $140.0 million aggregate principal amount of its Senior Notes, in a transaction led by Bear Stearns & Co. Inc. The Senior Notes mature on August 15, 2011, and are subordinate to the Term Loans (as defined below). The Senior Notes contain certain restrictive covenants and debt incurrence tests. Interest is incurred at a rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004 (see Note 14, regarding guarantee information).
     On December 10, 2004, Haights Cross issued $30.0 million aggregate principal amount of its Senior Notes in a transaction led by Bear Stearns & Co. Inc. These Senior Notes, which were issued under Haights Cross’ existing senior indenture, are pari passu with, of the same series as, and vote on any matter submitted to bondholders with, Haights Cross’ existing Senior Notes. In connection with this offering of new Senior Notes, Haights Cross entered into a new $30.0 million senior secured term loan (the “Second Term Loan” and, together with the First Term Loan the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. As of September 30, 2005, the interest rate in effect for the Second Term Loan was 7.29%. As of September 30, 2005, we had $170.0 million aggregate principal amount of outstanding Senior Notes and $127.8 million aggregate principal amount of indebtedness outstanding under the Term Loans (see Note 14, regarding guarantee information).
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
     The following table is a summary of the Company’s current outstanding debt as of September 30, 2005:

					Interest Rate	Book Value
				Premium	As of	As of
	Issuance	Due	Face	(Discount)	Sept 30,	Sept 30,
Instrument:	Date	Date	Amount	At issuance	2005	2005
Haights Cross :
Senior secured term loan	08/20/03	08/15/08	$100,000	—	8.29%	$98,000
Senior secured term loan	12/10/04	08/15/08	$30,000	—	7.29%	29,775

						$127,775

11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	32,753

						$172,753

Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$90,115
Series B preferred	12/10/99	12/10/11	$50,006	$(2,478)	16.0%	122,738

Total debt						$513,381

     The following table shows the required future repayments under the Company’s current financing arrangements as of June 30, 2005:

2005	$1,300
2006	1,300
2007	1,300
2008	123,875
Thereafter	429,488

Total	557,263
Less: Unamortized discounts and other	(43,882)

$513,381

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
     The Preferred B has a liquidation value of $25 per share plus any accrued but unpaid dividends. The Preferred B accrues quarterly cumulative cash dividends at an annual rate of 16% beginning January 1, 2005. Prior to that date, dividends at the same rate are added to the carrying value of the Preferred B shares. If after December 10, 2004, the Company fails to pay four consecutive or six quarterly dividends for any reason, the holders of the Preferred B shall be entitled to elect one additional director to serve on the Company’s Board of Directors. As of September 30, 2005, Company has accrued $13.8 million for unpaid cash dividends and has elected not to pay cash dividends, as the Company is restricted from making cash dividend payments on the Series B senior preferred stock by the 12 1/2% senior discount notes agreement.
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
     The Company has 30,000,000 shares of common stock authorized for issuance. As of September 30, 2005, the Company has 20,006,300 shares issued and outstanding, including 6,300 shares issued due to the exercise of stock options during the nine months ended September 30, 2005, 2,400,000 shares reserved for the exercise and issuance of stock options and 2,139,047 shares reserved for the conversion of warrants.
11. Commitments
     From time to time, the Company may be involved in litigation relating to various claims which have arisen in the ordinary course of its business. In the opinion of management, the outcome of any such litigation will not have a material adverse impact on the Company’s consolidated financial position or results of operations.

12. Comprehensive Loss
     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended 09/30		Nine Months Ended 09/30
	2005	2004	2005	2004
		(Unaudited)
Net loss	$(6,563)	$(1,954)	$(21,212)	$(10,478)
Foreign currency translation adjustment	(61)	(18)	(111)	11

Comprehensive Loss	$(6,624)	$(1,972)	$(21,323)	$(10,467)

13. Segment Reporting
     The Company is a creator, publisher and marketer of products for the K-12 education, library and medical education markets. The Company’s operating segments are regularly reviewed by the chief operating decision maker concerning the allocation of resources and assessing performance.
     During the quarter ended March 31, 2005, we re-organized our segment financial reporting into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education. This business segments realignment was designed to present segmented financial information in a way that is more reflective of the markets our businesses serve and more meaningful to investors and other readers of this report. Prior periods have been restated to conform to the current presentation. Additionally, the operations of Chelsea House, which was discontinued in the third quarter of 2005, have been removed from K-12 Supplemental Education segment for all periods presented.
     Our K-12 Supplemental Education reporting segment is comprised of our Sundance/Newbridge operating segment. Our Test-prep and Intervention reporting segment is comprised of our Triumph Learning and Options Publishing operating segment. These operating segments have been aggregated due to the similarity of economic and business characteristics. Our Library segment is unchanged, but was previously named Recorded Books. Our Medical Education reporting segment is comprised of our Oakstone operating segment, which includes Scott Publishing and CMEinfo, since their acquisition.
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

     The results of operations and other data for the four reporting segments and corporate for the three and nine months ending September 30, 2005 and 2004 are as follows:

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Three Months Ended September 30, 2005 (unaudited)
Revenue	$13,050	$16,210	$19,096	$7,962	$—	$56,318
Cost of good sold	3,366	3,327	7,255	2,592	—	16,540

Marketing and sales	3,919	4,371	3,191	2,228	—	13,709
Fulfillment and distribution	1,036	990	1,326	841	—	4,193
General and administrative	646	1,775	1,398	1,220	2,121	7,160
Amortization of pre-publication costs	832	1,270	1,048	254	—	3,404
Depreciation expense and amortization of intangibles	266	707	173	160	19	1,325

Income (loss) from operations	$2,985	$3,770	$4,705	$667	$(2,140)	$9,987

Interest expense	$1,241	$3,332	$1,458	$1,001	$7,978	$15,010
Capital expenditures — property and equipment	343	213	544	315	11	1,426
Capital expenditures — pre- publication costs	1,699	2,436	1,473	396	—	6,004
Goodwill	24,393	60,906	64,513	20,089	—	169,901
Total assets	53,748	124,167	98,938	40,713	75,369	392,935

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Three Months Ended September 30, 2004 (unaudited)
Revenue	$13,730	$10,078	$16,955	$5,644	$—	$46,407
Cost of good sold	3,448	2,321	6,739	1,340	—	13,848
Marketing and sales	3,649	1,913	2,991	1,414	—	9,967
Fulfillment and distribution	1,214	653	1,106	486	—	3,459
General and administrative	753	1,217	1,101	541	1,760	5,372
Amortization of pre-publication costs	784	506	869	5	—	2,164
Depreciation expense and amortization of intangibles	160	237	178	127	50	752

Income (loss) from operations	$3,722	$3,231	$3,971	$1,731	$(1,810)	$10,845

Interest expense	$2,010	$1,792	$1,683	$686	$6,036	$12,207
Capital expenditures — property and equipment	91	248	564	20	16	939
Capital expenditures — pre- publication costs	1,068	888	1,285	28	—	3,269
Goodwill	24,393	32,186	64,513	15,487	—	136,579
Total assets	56,112	61,458	97,903	25,309	89,048	329,830

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Nine Months Ended September 30, 2005 (unaudited)
Revenue	$36,903	$45,956	$58,804	$17,682	$—	$159,345
Cost of good sold	9,486	9,591	21,905	5,333	—	46,315
Marketing and sales	10,462	13,130	10,428	5,283	—	39,303
Fulfillment and distribution	3,194	2,899	3,860	1,918	—	11,871
General and administrative	2,167	5,213	4,256	2,680	5,145	19,461
Amortization of pre-publication costs	2,764	3,210	3,021	449	—	9,444
Depreciation expense and amortization of intangibles	629	2,035	533	362	107	3,666

Income (loss) from operations	$8,201	$9,878	$14,801	$1,657	$(5,252)	$29,285

Interest expense	$5,366	$9,792	$4,639	$2,487	$21,535	$43,819
Capital expenditures — property and equipment	688	698	672	615	64	2,737
Capital expenditures — pre- publication costs	3,804	8,312	3,993	688	—	16,797
Goodwill	24,393	60,906	64,513	20,089	—	169,901
Total assets	53,748	124,167	98,938	40,713	75,369	392,935

	K-12
	Supplemental	Test-prep &			Medical
	Education	Intervention		Library	Education	Corporate	Consolidated

Nine Months Ended September 30, 2004 (unaudited)
Revenue	$40,642	$25,449		$50,513	$13,952	$—	$130,556
Cost of good sold	10,264	5,599		20,311	3,666	—	39,840
Marketing and sales	10,021	5,170		8,819	4,107	—	28,117
Fulfillment and distribution	3,516	1,725		3,232	1,352	—	9,825
General and administrative	2,315	3,385		3,757	1,634	4,059	15,150
Amortization of pre-publication costs	2,247	1,525		2,606	198	—	6,576
Depreciation expense and amortization of intangibles	507	463		527	376	160	2,033

Income (loss) from operations	$11,772	$7,582		$11,261	$2,619	$(4,219)	$29,015

Interest expense	$6,051	$4,576		$5,106	$2,046	$17,727	$35,506
Capital expenditures — property and equipment	448	682	(a)	1,017	75	47	2,269
Capital expenditures — pre- publication costs	3,230	2,031		3,271	117	—	8,649
Goodwill	24,393	32,186		64,513	15,487	—	136,579
Total assets	56,112	61,458		97,903	25,309	89,048	329,830

(a)	includes $350,000 of assets purchased under a capital lease

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
     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended September 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$56,318	$—	$56,318
Costs and expenses	784	1,355	44,192	—	46,331

(Loss) income from operations	(784)	(1,355)	12,126	—	9,987
Equity in the income (loss) of subsidiaries	1,730	3,346	—	(5,076)	—
Other expenses (income)	7,509	261	8,780	—	16,550

Net (loss) income	$(6,563)	$1,730	$3,346	$(5,076)	$(6,563)

	Three Months Ended September 30, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$46,407	$—	$46,407

Costs and expenses	—	1,810	33,752	—	35,562

(Loss) income from operations	—	(1,810)	12,655	—	10,845
Equity in the income (loss) of subsidiaries	4,436	5,077	—	(9,513)	—

Other expenses (income)	6,390	(1,169)	7,578	—	12,799

Net (loss) income	$(1,954)	$4,436	$5,077	$(9,513)	$(1,954)

	Nine Months Ended September 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$159,345	$—	$159,345
Costs and expenses	784	4,468	124,808	—	130,060

(Loss) income from operations	(784)	(4,468)	34,537	—	29,285
Equity in the income (loss) of subsidiaries	1,252	3,414	—	(4,666)	—
Other expenses (income)	21,680	(2,306)	31,123	—	50,497

Net (loss) income	$(21,212)	$1,252	$3,414	$(4,666)	$(21,212)

	Nine Months Ended September 30, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$130,556	$—	$130,556

Costs and expenses	—	4,220	97,321	—	101,541

(Loss) income from operations	—	(4,220)	33,235	—	29,015
Equity in the income (loss) of subsidiaries	7,536	9,268	—	(16,804)	—

Other expenses (income)	18,014	(2,488)	23,967	—	39,493

Net (loss) income	$(10,478)	$7,536	$9,268	$(16,804)	$(10,478)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of September 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets

Current assets	$3,543	$56,003	$59,168	$—	$118,714
Investment in subsidiaries	44,625	282,049	—	(326,674)	—
Long term assets	2,616	13,217	258,388	—	274,221

Total assets	$50,784	$351,269	$317,556	$(326,674)	$392,935

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$35	$7,416	$35,063	$—	$42,514
Long term liabilities	216,695	299,228	444	—	516,367
Redeemable preferred stock	39,136	—	—	—	39,136
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit and other	(205,102)	44,625	282,049	(326,674)	(205,102)

Total stockholders’ deficit	(205,082)	44,625	282,049	(326,674)	(205,082)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$50,784	$351,269	$317,556	$(326,674)	$392,935

	As of December 31, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets

Current assets	$3,460	$74,375	$64,891	$—	$142,726
Investment in subsidiaries	44,314	267,783	—	(312,097)	—
Long term assets	2,947	15,106	238,924	—	256,977

Total assets	$50,721	$357,264	$303,815	$(312,097)	$399,703

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$12,378	$35,701	$—	$48,079
Long term liabilities	195,282	300,572	331	—	496,185
Redeemable preferred stock	36,882	—	—	—	36,882
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated (deficit) earnings	(181,463)	44,314	267,783	(312,097)	(181,463)

Total stockholders’ (deficit) earnings	(181,443)	44,314	267,783	(312,097)	(181,443)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$50,721	$357,264	$303,815	$(312,097)	$399,703

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Nine Months Ended September 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(685)	$(3,822)	$8,168	$—	$3,661
Investing activities:
Additions to pre-publication costs	—	—	(16,797)	—	(16,797)
Additions to property and equipment	—	(64)	(2,673)	—	(2,737)
Additions to intangible assets	—	—	(16)	—	(16)
Intercompany activity	760	(20,339)	19,579	—	—
Acquisitions, net of cash acquired	—	—	(12,167)	—	(12,167)
Proceed from sale of assets	—	8,500		—	8,500

Net cash provided by (used in) investing activities	760	(11,903)	(12,074)	—	(23,217)
Financing activities:
Net proceeds from issuance of stock	7	—	—	—	7
Repayment of senior secured loan	—	(975)	—	—	(975)
Additions to deferred financing costs		(507)	—	—	(507)

Net cash provided by (used in) financing activities	7	(1,482)	—	—	(1,475)
Effect of exchange rates on cash	—	—	(111)	—	(111)
Net cash used in discontinued operations	—	(1,506)	(80)	—	(1,586)

Net change in cash and cash equivalents	82	(18,713)	(4,097)	—	(22,728)

Cash and cash equivalents at beginning of period	3,460	73,940	1,181	—	78,581

Cash and cash equivalents at end of period	$3,542	$55,227	$(2,916)	$—	$55,853

	Nine Months Ended September 30, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$238	$(4,926)	$9,976	$—	$5,288
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(8,648)	—	(8,648)
Additions to property and equipment	—	(47)	(2,222)	—	(2,269)
Additions to intangible assets	—	—	(13)	—	(13)
Acquisitions, net of cash acquired	—	—	(25,148)	—	(25,148)
Proceeds from sale of assets	—	—	—	—	—
Intercompany activity	(23,513)	(3,971)	27,484	—	—

Net cash used in investing activities	(23,513)	(4,018)	(8,547)	—	(36,078)
Financing activities from continuing operations:
Proceeds from 12 1/2% senior discount notes	73,653	—	—	—	73,653
Repayment of senior secured term loan	—	(750)	—	—	(750)
Purchase of Series B Senior preferred stock	(13,999)	—	—	—	(13,999)
Additions to deferred financing costs	(3,013)	(162)	—	—	(3,175)

Net cash provided by (used in) financing activities	56,641	(912)	—	—	55,729
Effect of exchange rates on cash	—	—	11	—	11
Cash flows from discontinued operations	—	—	558	—	558

Net change in cash and cash equivalents	33,366	(9,856)	1,998	—	25,508

Cash and cash equivalents at beginning of period	—	33,284	(895)	—	32,389

Cash and cash equivalents at end of period	$33,366	$23,428	$1,103	$—	$57,897

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

Overview
     Haights Cross is a leading developer and publisher of products for the K-12 education, library and medical education markets. Our products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. Our high quality products are sold primarily to schools, libraries and medical professionals and have leading positions in the three markets we serve:
▪	K-12 Education:
o	K-12 Supplemental Education: We publish proprietary supplemental reading materials for the kindergarten through eighth grade, or K-8, market under the well-recognized imprints Sundance Publishing and Newbridge Educational Publishing, and we also offer non-proprietary supplemental reading and literature products for the K-12 market.

o	Test-prep and Intervention: We publish state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. We also offer skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.
▪	Library: We publish unabridged audiobooks for adults and children, under the Recorded Books brand, and market these titles, as well as selected non-proprietary unabridged audiobooks, primarily to public and school libraries.

▪	Medical Education: We publish audio and video-based continuing medical education, or CME, materials for doctors and other health care professionals under the Oakstone Publishing imprint and self-study CME courses under our CMEinfo imprint. We also publish personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.
Business Segments
     We have organized our financial reporting into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education.
     K-12 Supplemental Education. Our K-12 Supplemental Education segment publishes supplemental reading materials for the kindergarten through 8th grade market and literary, biographical and topical books published in series for school libraries. It also markets non-proprietary, supplemental reading products and literature for the K-12 market. This segment is comprised of our Sundance and Newbridge businesses.
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
     Revenue and Expense Recognition
     In accordance with industry practice, we recognize revenue from books and other non-subscription sales when the product is shipped to the customer. Product shipment terms are FOB shipping point and collectability is reasonably assured at the time of shipment. Subscription revenue is deferred and recognized as the subscription is fulfilled. Short term rental revenue for audio books is recognized at the time of the rental and audio book lease revenue is deferred and recognized ratably over the term of the lease. Revenue is recognized net of provisions for estimated returns. These estimated return provisions are based upon historical experience and other industry factors including management’s expectations. Actual return experience is monitored and any significant change from management’s expectations would results in an adjustment in the reserve rates utilized to estimate returns.
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

Results of Operations
     The operations of Chelsea House, which was discontinued in the third quarter of 2005, have been removed from the results of operations related to the K-12 Supplemental Education segment for all periods presented.
Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
	(In Thousands)
Revenue
K-12 Supplemental Education	$13,050	23.2%	$13,730	29.6%
Test Prep and Intervention	16,210	28.8%	10,078	21.7%
Library	19,096	33.9%	16,955	36.5%
Medical Education	7,962	14.1%	5,644	12.2%

Total Revenue	56,318	100.0%	46,407	100.0%
Cost of goods sold	16,540	29.4%	13,848	29.8%
Selling, general and administrative expenses:
Marketing and sales	13,709	24.3%	9,967	21.5%
Fulfillment and distribution	4,193	7.5%	3,459	7.5%
General and administrative expense	7,160	12.7%	5,372	11.5%

Total selling, general and administrative expenses	25,062	44.5%	18,798	40.5%
Amortization of pre-publication costs	3,404	6.0%	2,164	4.7%
Depreciation / amortization of intangibles	1,325	2.4%	752	1.6%

Income from operations	9,987	17.7%	10,845	23.4%
Interest expense	15,010	26.7%	12,207	26.3%
Other expenses and tax provision	458	0.8%	513	1.1%

Loss before discontinued operations	(5,481)	(9.8)%	(1,875)	(4.0)%

Loss from discontinued operations	(1,082)	(1.9)%	(79)	(0.2)%

Net loss	$(6,563)	(11.7)%	$(1,954)	(4.2)%

Revenue
     Revenue increased $9.9 million, or 21.4%, to $56.3 million for the three months ended September 30, 2005, from $46.4 million for the three months ended September 30, 2004. The increase includes $4.1 million from Options Publishing, acquired in December of 2004, and the impact of Scott Publishing, acquired in April 2005, and CMEinfo, acquired in June 2005. These recently acquired businesses are not included in the results for the three months ended September 30, 2004.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $0.7 million, or 5.0%, to $13.0 million for the three months ended September 30, 2005, from $13.7 million for the three months ended September 30, 2004 resulting from a challenging sales environment thus far in 2005 for supplemental education products generally. We believe this environment is at least partially affected by rising heating and fuel costs and a commitment to basal text book adoptions in the year to date period.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $6.1 million, or 60.8%, to $16.2 million for the three months ended September 30, 2005, from $10.1 million for the three months ended September 30, 2004. Segment revenue for the three months ended September 30, 2005 included $4.1 million from Options Publishing, acquired in December of 2004 and therefore not included in results of operations for the quarter ended September 30, 2004. Revenues for Triumph Learning and Buckle Down product lines increased $2.0 million, or 20.1%, to $12.1 million for the three months ended September 30, 2005 from $10.1 million for the three months ended June 30, 2004. The growth in Triumph and Buckle Down product lines resulted from the release of new products and increased demand resulting from the NCLB (No Child Left Behind Act) testing requirements.
     Library. Revenue for the Library segment increased $2.1 million, or 12.6%, to $19.1 million for the three months ended September 30, 2005, from $17.0 million for the three months ended September 30, 2004. The growth in the library channel was driven by continued strong demand for Recorded Books’ traditional unabridged audiobooks while the growth in school and consumer channels is largely attributed to successful sales and marketing efforts, however within our consumer channel revenue from the travel center business declined.
     Medical Education. Revenue for the Medical Education segment increased $2.3 million, or 41.1%, to $8.0 million for the three months ended September 30, 2005, from $5.6 million for the three months ended September 30, 2004. Revenue for the three months ended September 30, 2005 includes our newly acquired Scott Publishing and CMEinfo product lines. Our Oakstone Medical and Wellness product lines revenue decreased $0.7 million, or 12.9%, due to special issues of our core medical education products being shipped in the 2004 quarter.
Cost of Goods Sold
     Cost of goods sold increased $2.7 million, or 19.4%, to $16.5 million for the three months ended September 30, 2005 from $13.8 million for the three months ended June 30, 2004. Cost of goods sold as a percentage of revenue decreased to 29.4% from 29.8% period over period.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $0.1 million, or 2.4% to $3.3 million for the three months ended September 30, 2005 from $3.4 million for the three months ended September 30, 2004 due primarily to a decline in volume. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased slightly to 25.8% from 25.1% period over period.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $1.0 million, or 43.4% to $3.3 million for the three months ended September 30, 2005 from $2.3 million for the three months ended September 30, 2004. The increase is primarily due to the acquisition of Options Publishing, which accounted for $0.5 million of the increase and the increase in volume for the period in our Triumph and Buckle Down product lines. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 20.5% from 23.0% period over period, due to the inclusion of Options Publishing which has lower product costs as a percentage of revenue than our Triumph and Buckle Down product lines.
     Library. Cost of goods sold for the Library segment increased $0.5 million, or 7.7% to $7.3 million for the three months ended September 30, 2005 from $6.7 million for the three months ended September 30, 2004 due to the increase in volume. Cost of goods sold as a percentage of revenue decreased to 38.0% from 39.7% period over period due to increased volume in our higher margin library market products and reductions in product costs.
     Medical Education . Cost of goods sold for the Medical Education segment increased $1.3 million, or 93.3% to $2.6 million for the three months ended September 30, 2005 from $1.3 million for the three months ended September 30, 2004 due primarily to the acquisitions. Cost of goods sold as a percentage of revenue increased to 32.5% from 23.7% period over period, due to the lower margin on the Scott Publishing Products included in the third quarter of 2005 which includes the impact of acquisition accounting on deferred revenues whereby the revenue recognized on subscription products sold prior to the acquisition is discounted to approximate the product costs.

Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges on the accompanying consolidated statements of operations. Selling, general and administrative expense increased $6.3 million, or 33.3%, to $25.1 million for the three months ended September 30, 2005 from $18.8 million for the three months ended September 30, 2004. Selling, general and administrative expense as a percentage of revenue increased to 44.5% from 40.5%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased overall spending across our business segments on sales and marketing efforts along with transition and related expenses connected to our acquisition activities and increased consulting cost during the quarter.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment was $5.6 million for both the three months ended September 30, 2005 and September 30, 2004. Selling, general and administrative expenses as a percentage of revenue for the K-12 Supplemental Education segment increased to 42.9% from 40.9% period over period. This increase is due to the combination of an increase in non-variable sales and marketing expenses and lower revenue.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $3.4 million, or 88.6%, to $7.1 million for the three months ended September 30, 2005 from $3.8 million for the three months ended September 30, 2004. The increase is primarily due to the acquisition of Options Publishing which accounted for $2.6 million of the increase. Additional factors include the 20.1% revenue increase in Triumph and Buckle Down coupled with a greater emphasis on sales and marketing efforts during the 2005 period. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 44.0% from 37.6% period over period.
     Library. Selling, general and administrative expense for the Library segment increased $0.7 million, or 13.8%, to $5.9 million for the three months ended September 30, 2005 from $5.2 million for the three months ended September 30, 2004. Selling, general and administrative expense as a percentage of revenue increased to 31.0% from 30.7% period over period, primarily due to the increased sales and marketing efforts.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $1.8 million, or 75.7%, to $4.3 million for the three months ended September 30, 2005 from $2.4 million for the three months ended September 30, 2004, primarily due to increased sales volume and transitional expenses related to the Scott Publishing and CMEinfo acquisitions. Selling, general and administrative expense as a percentage of revenue increased to 53.9% from 43.2% period over period.
     Corporate. Our corporate general and administrative expense increased $0.4 million, or 20.5%, to $2.1 million for the three months ended September 30, 2005 from $1.8 million for the three months ended September 30, 2004. This increase includes Sarbanes Oxley consulting expenses and increased legal, accounting and financial advisory fees partially offset by decreases in taxes and licenses and benefit costs for the quarter.
Amortization of pre-publication costs
     Amortization of pre-publication costs increased $1.2 million to $3.4 million for the three months ended September 30, 2005, from $2.2 million for the three months ended September 30, 2004. The increase was a result of increased product development spending and incremental amortization expense from the publishing assets acquired with Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo.

Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles increased $0.6 million to $1.3 million for the three months ended September 30, 2005, from $0.8 million for the three months ended September 30, 2004. The increase was primarily due to amortization expense from the amortizable intangible assets acquired in the Options Publishing, Scott Publishing and CMEinfo acquisitions.
Interest Expense
     Interest expense increased $2.8 million, to $15.0 million for the three months ended September 30, 2005 from $12.2 million for the three months ended September 30, 2004. This increase was due to interest from the December 2004 11 3/4% senior notes and the December 2004 senior secured term loan borrowings and the accumulating interest on the Series B preferred stock. Our total outstanding debt increased from $423.1 million as of September 30, 2004 to $513.4 million as of September 30, 2005. The increase is a result of the December 2004 borrowings, accretion on the Series B preferred stock and amortization of the discount on the 12 1/2% senior discount notes.
     Cash interest expense increased $1.8 million to $7.6 million for the three months ended September 30, 2005 from $5.8 million for the three months ended September 30, 2004. The increase in cash interest was due to additional debt from the December 2004 11 3/4% senior notes and new senior secured term loan borrowings. Our cash interest bearing outstanding debt was $300.5 million as of September 30, 2005 compared to $239.0 million as of September 30, 2004.
     Interest expense consists of the following:

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Interest expense:
Senior secured term loans	$2,493	$1,629
11 3/4% senior notes	4,994	4,112
12 1/2% senior discount notes — non-cash	2,718	2,383
Series B senior preferred stock — non-cash	4,704	4,007
Other	111	76

Total interest expense	15,020	12,207
Less: capitalized interest	(10)	—

Net Interest expense	$15,010	$12,207

     The company has outstanding $127.8 million in senior secured term loans which bear interest at rates between 7.29% and 8.29% as of September 30, 2005. The average interest rate on the senior secured term loans was 7.63% for the three months ended September 30, 2005.
Discontinued Operations
     Chelsea House Publishers was sold on August 9, 2005 for $9.0 million in cash. A $1.0 million loss on the sale was recorded and during the period and additional $0.1 million was recorded for previous discontinued operations for a total of $1.1million. Operating losses from Chelsea House for the three months ended September 30, 2005 was $0 million compared to $0.1 for the three months ended September 30, 2004.

Net Loss
     Net loss for the three months ended September 30, 2005 was $6.6 million compared to $2.0 million for the three months ended September 30, 2004. This increase in the net loss was due to the $0.9 million operating loss, the $2.8 million increase in interest expense and the $1.1 million loss from discontinued operations.
Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the nine months ending September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005		2004
		(In Thousands)
Revenue
K-12 Supplemental Education	$36,903	23.2%	$40,642	31.1%
Test Prep and Intervention	45,956	28.8%	25,449	19.5%
Library	58,804	36.9%	50,513	38.7%
Medical Education	17,682	11.1%	13,952	10.7%

Total Revenue	159,345	100.0%	130,556	100.0%
Cost of goods sold	46,315	29.1%	39,840	30.5%
Selling, general and administrative expenses:
Marketing and sales	39,303	24.7%	28,117	21.6%
Fulfillment and distribution	11,871	7.5%	9,825	7.5%
General and administrative expense	19,461	12.1%	15,150	11.6%

Total selling, general and administrative expenses	70,635	44.3%	53,092	40.7%
Amortization of pre-publication costs	9,444	5.9%	6,576	5.0%
Depreciation / amortization of intangibles	3,666	2.3%	2,033	1.6%

Income from operations	29,285	18.4%	29,015	22.2%
Interest expense	43,819	27.5%	35,506	27.2%
Other expenses and tax provision	1,904	1.2%	1,583	1.2%

Loss before discontinued operations	(16,438)	(10.3)%	(8,074)	(6.2)%

Loss from discontinued operations	(4,774)	(3.0)%	(2,404)	(1.8)%

Net loss	$(21,212)	(13.3)%	$(10,478)	(8.0)%

Revenue
     Revenue increased $28.8 million, or 22.1%, to $159.3 million for the nine months ended September 30, 2005, from $130.6 million for the nine months ended September 30, 2004. This revenue increase included $16.3 million from Options Publishing, acquired in December of 2004 and $2.4 million from the first quarter of 2005 from Buckle Down Publishing and the impact of the first two weeks of April 2005, as Buckle Down was acquired on April 15, 2004 and the impact from Scott Publishing, acquired in April 2005 and CMEinfo, acquired in June 2005.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $3.7 million, or 9.2%, to $36.9 million for the nine months ended September 30, 2005, from $40.6 million for the nine months ended September 30, 2004, resulting from a challenging supplemental education market generally that has emerged in the second and third quarters of 2005. We believe this environment is at least partially affected by rising heating and fuel costs in the second and third quarters and a commitment to basal textbook adoptions in the year to date period.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $20.5 million, or 80.6%, to $46.0 million for the nine months ended September 30, 2005, from $25.4 million for the nine months ended September 30, 2004. Segment revenue for the nine months ended September 30, 2005 included $16.3 million from Options Publishing, acquired in December of 2004 and therefore not included in results of operations for the nine months ended September 30, 2004. Segment results also include $2.4 million of Buckle Down Publishing revenue from the first quarter of 2005 and the impact of the first two weeks of April 2005 with no counterpart in 2004 as Buckle Down was acquired in April of 2004. Triumph Learning and Buckle Down product line revenue decreased $0.1 million, or 0.7%, to $20.1 million for the nine months ended September 30, 2005 from $20.2 million for the nine months ended September 30, 2004 as demand slowed in anticipation of new tests and test-preparation products that were released in the second half of 2005 and have provided growth in the third quarter.
     Library. Revenue for the Library segment increased $8.3 million, or 16.4%, to $58.8 million for the nine months ended September 30, 2005, from $50.5 million for the nine months ended September 30, 2004. Revenue growth was experienced in all market channels including library, school, retail and consumer, most notably the core library channel and the school channel as demand remained strong for our traditional unabridged audiobooks. Within our consumer channel, however, revenues declined in our travel center business.
     Medical Education. Revenue for the Medical Education segment increased $3.7 million, or 26.7%, to $17.7 million for the nine months ended September 30, 2005, from $14.0 million for the nine months ended September 30, 2004. Revenue for the nine months ended September 30, 2005 includes our newly acquired Scott Publishing and CMEinfo businesses from their acquisition dates. Revenue for the Oakstone Medical and Wellness product lines remained unchanged at $14.0 million for both of the nine month periods.
Cost of Goods Sold
     Cost of goods sold increased $6.5 million, or 16.3%, to $46.3 million for the nine months ended September 30, 2005 from $39.8 million for the nine months ended September 30, 2004 due to the increased volume. Cost of goods sold as a percentage of revenue decreased slightly to 29.1% from 30.5% period over period.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $0.8 million, or 7.6% to $9.5 million for the nine months ended September 30, 2005 from $10.3 million for the nine months ended September 30, 2004 due to the decline in volume. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 25.7% from 25.3% period over period.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $4.0 million, or 71.3% to $9.6 million for the nine months ended September 30, 2005 from $5.6 million for the nine months ended September 30, 2004 due to the acquisitions of Buckle Down Publishing and Options Publishing, which accounted for $1.1 million and $2.6 million of the change, respectively and to a lesser extent to the increased volume. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 20.9% from 22.0% period over period, primarily due to the addition of higher margin products from the Options Publishing product line.
     Library. Cost of goods sold for the Library segment increased $1.6 million, or 7.8% to $21.9 million for the nine months ended September 30, 2005 from $20.3 million for the nine months ended September 30, 2004 due to the volume increase. Cost of goods sold as a percentage of revenue decreased to 37.3% from 40.2% period over period, due to the increased revenue from our higher margin library channel, products and reduced duplication and materials costs and lower royalty advance reserve requirements.
     Medical Education. Cost of goods sold for the Medical Education segment increased $1.7 million, or 45.5% to $5.3 million for the nine months ended September 30, 2005 from $3.7 million for the nine months ended September 30, 2004 due to the acquisitions of Scott Publishing and CMEinfo. Cost of goods sold as a percentage of revenue increased to 30.2% from 26.3% period over period primarily due to the lower margin products added in the Scott Publishing acquisition which includes the impact of acquisition accounting on deferred revenues whereby the revenue recognized on subscription products sold prior to the acquisition is discounted to approximate the product costs..
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $17.5 million, or 33.0%, to $70.6 million for the nine months ended September 30, 2005 from $53.1 million for the nine months ended September 30, 2004. Selling, general and administrative expense as a percentage of revenue increased to 44.3% from 40.7%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased overall spending across our business segments on sales and marketing efforts and to a lesser extent, increased consulting costs in the third quarter and costs incurred in complying with Sarbanes-Oxley.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment was $15.8 million for both the nine months ended September 30, 2005 and September 30, 2004. Selling, general and administrative expenses as a percentage of revenue for the K-12 Supplemental Education segment increased to 42.9% from 39.0% period over period. This increase is due to greater overall spending on sales and marketing efforts and a decline in sales.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $11.0 million, or 106.6%, to $21.2 million for the nine months ended September 30, 2005 from $10.3 million for the nine months ended September 30, 2004. The increase is primarily due to the acquisition of Options Publishing and Buckle Down Publishing which accounted for $8.0 million and $2.5 million of the increase, respectively. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 46.2% from 40.4% period over period. This increase is due to greater overall spending on sales and marketing efforts and the addition of Options Publishing, which incurs higher customer sample costs and direct mail costs as a percentage of revenue.
     Library. Selling, general and administrative expense for the Library segment increased $2.7 million, or 17.3%, to $18.5 million for the nine months ended September 30, 2005 from $15.8 million for the nine months ended September 30, 2004. Selling, general and administrative expense as a percentage of revenue increased to 31.5% from 31.3% period over period primarily due to higher overall spending on sales and marketing efforts.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $2.8 million, or 39.3%, to $9.9 million for the nine months ended September 30, 2005 from $7.1 million for the nine months ended September 30, 2004. Selling, general and administrative expense as a percentage of revenue increased to 55.9% from 50.8% period over period. The increase is primarily due to the acquisitions and the related incremental and transitional expenses for Scott Publishing and CMEinfo acquisitions.
     Corporate. Our corporate general and administrative expense increased $1.1 million, or 26.8%, to $5.1 million for the nine months ended September 30, 2005 from $4.1 million for the nine months ended September 30, 2004. The increase is primarily due to increased legal, accounting and financial advisory fees and $0.6 million of Sarbanes Oxley consulting expenses.
Amortization of pre-publication costs

     Amortization of pre-publication costs increased $2.9 million to $9.4 million for the nine months ended September 30, 2005, from $6.6 million for the nine months ended September 30, 2004. The increase was a result of increased product development spending and incremental amortization expense from the publishing assets acquired in the Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo acquisitions.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles increased $1.6 million to $3.7 million for the nine months ended September 30, 2005, from $2.0 million for the nine months ended September 30, 2004. The increase was primarily due to amortization expense from the amortizable intangible assets added in the Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo acquisitions.
Interest Expense
     Interest expense increased $8.3 million, to $43.8 million for the nine months ended September 30, 2005 from $35.5 million for the nine months ended September 30, 2004. This increase was primarily due to interest from the December 2004 11 3/4% senior notes and new senior secured term loan borrowings. Our total outstanding debt increased from $423.1 million as of September 30, 2004 to $513.4 million as of September 30, 2005. The increase is a result of the December 2004 borrowings, accretion on the Series B preferred stock and amortization of the discount on the 12 1/2% senior discount notes.
     Cash interest expense increased $4.9 million to $22.4 million for the nine months ended September 30, 2005 from $17.5 million for the nine months ended September 30, 2004. The increase in cash interest was due to additional debt from the December 2004 11 3/4% senior notes and new senior secured term loan borrowings. Our cash interest bearing outstanding debt was $300.5 million as of September 30, 2005 compared to $239.0 million as of September 30, 2004.
     Interest expense consists of the following:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Interest expense:
Senior secured term loans	$7,192	$4,971
11 3/4% senior notes	14,981	12,292
12 1/2% senior discount notes — non-cash	7,845	6,147
Series B senior preferred stock — non-cash	13,567	11,868
Other	263	228

Total interest expense	43,848	35,506
Less: capitalized interest	(29)	—

Net Interest expense	$43,819	$35,506

     The company has outstanding $127.8 million in senior secured term loans which bear interest at rates between 7.29% and 8.29% as of September 30, 2005. The blended weighted average interest rate on the senior secured term loans was 7.25% for the nine months ended September 30, 2005.
Discontinued Operations
Chelsea House Publishers was sold on August 9, 2005 for $9.0 million in cash. A $1.0 million loss on the sale was recorded. Operating losses from Chelsea House for the nine months ended September 30, 2005 was $3.7 million compared to $2.4 million for the nine months ended September 30, 2004.

Net Loss
     Net loss for the nine months ended September 30, 2005 increased $ 10.7 million to $21.2 million for the nine months ended September 30, 2005 from $10.5 million for the nine months ended September 30, 2004. The increase in the net loss was primarily due to the $8.3 million increase in interest expense from the 2004 financings and $2.3 million increase in loss from discontinued operations.
Liquidity and Capital Resources
     We have relied primarily on our ability to borrow under our current financing arrangements and the benefits of deferring paid-in-kind interest on our preferred stock for our working capital, capital expenditures, acquisition needs and debt service requirements. On February 2, 2004, we completed an offering of 12 1/2% senior discount notes and received net proceeds of $73.7 million. A portion of the proceeds from the issuance was used to repurchase 295,000 outstanding shares of Series B senior preferred stock. In April 2004, we used $25.2 million in cash, and issued 3,500 shares of our $1,000 par value newly authorized Series C preferred stock at a discounted value of $1.1 million in order to purchase Buckle Down Publishing and pay related transaction costs. In December 2004 Haights Cross entered into a $30.0 million senior secured term loan agreement and received $33.2 million from the issuance of 11 3/4% senior notes. Also in December 2004, we used $52.7 million in cash to acquire Options Publishing and pay related transaction costs. As of September 30, 2005, the available borrowing capacity under our senior secured revolving credit facility, limited by certain restrictive covenants and financial ratio requirements, was approximately $25.7 million. The Company was in compliance with all debt covenants as of September 30, 2005. We may incur additional debt to finance future acquisitions. As of September 30, 2005, the Company has accrued $13.8 million for unpaid cash dividends and has elected not to pay cash dividends, as the Company is restricted from making cash dividend payments on the Series B senior preferred stock by the 12 1/2% senior discount notes agreement.
     Our cash and cash equivalents decreased by $22.7 million to $55.9 million as of September 30, 2005, from $78.6 million as of December 31, 2004. Of this decrease, $23.2 million of cash was used by investing activities including $16.8 million for pre-publication costs, $8.4 million for the acquisition of CMEinfo and $3.6 million for the acquisition of Scott Publishing offset by $8.5 million proceeds received from the disposition of Chelsea House.
     We are highly leveraged and have significant debt service obligations. Our primary sources of liquidity are cash flow from operations, and available borrowings under the senior secured revolving credit facility. We expect that ongoing requirements for debt service, working capital, capital expenditures and permitted business acquisitions will be funded from these sources or additional refinancing.
     Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under the senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior secured revolving credit facility, will be adequate to meet our future liquidity needs through 2007. As of September 30, 2005, the available borrowing capacity under the senior secured revolving credit facility, was approximately $25.7 million. In addition, from time to time as needs arise, with respect to future acquisitions or other general corporate purposes, we may seek to raise additional capital through the issuance, in registered offerings or in private placements, of debt or equity securities on terms to be determined at the time of such issuances.
Cash Flows
     Net cash provided by operating activities decreased $1.6 million, or 30.2% to $3.7 million for the nine months ended September 30, 2005 from $5.3 million for the nine months ended September 30, 2004, due to a $4.9 million increase in cash interest.
     Net cash used in investing activities decreased $12.9 million, or 35.6% to $23.2 million for the nine months ended September 30, 2005 from $36.1 million for the nine months ended September 30, 2004. The decrease is due to business acquisition activity with $12.2 million cash used to purchase Scott Publishing and CMEinfo in 2005 in comparison to $25.1 million cash used to purchase Buckle Down Publishing in 2004. In addition, the Company received $8.5 million in August 2005 from the sale of Chelsea House Publishers. The additional $8.2 million increase in pre-publication expenditures due to the acquisition of Buckle Down Publishing and Options Publishing businesses and a significant increase in the number of titles produced at Triumph Learning was offset by the $8.5 million proceeds from the Chelsea House disposition.
     Net cash used by financing activities was $1.5 million for the nine months ended September 30, 2005, in comparison to net cash provided by financing activities of $55.7 million for the nine months ended September 30, 2004. Net cash used by financing activities for the nine months ended September 30, 2005 consisted primarily of senior secured term loan principal payments of $1.0 million and $0.5 million of additional deferred financing costs related to the December 2004 financing transactions. Net cash provided by financing activities for the nine months ended September 30, 2004 consisted of $73.7 million of cash provided from the completion of the 12 1/2% senior discount notes offering on February 2, 2004, offset by $14.0 million used to repurchase of 295,000 outstanding shares of Series B senior preferred stock, at a price equal to 99% of its liquidation value of $14.1 million and $3.2 million of additions to deferred financing costs associated with the senior discount note offering.
Capital Expenditures
     Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the nine months ended September 30, 2005, we had $16.8 million of pre-publication expenditures compared to $8.6 million during the nine months ended September 30, 2004. We plan expenditures of approximately $23.2 million for pre-publication costs in 2005. This level of spending is intended to support our successful core products and allow for the development of new products.
     Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the nine months ended September 30, 2005 we had $2.7 million of property, building and equipment expenditures compared to $2.3 million for the nine months ended September 30, 2004. We plan expenditures of approximately $4.1 million for property and equipment in 2005. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, a software conversion and system upgrades at newly acquired Options Publishing, facility enhancements at Buckle Down Publishing, company-wide general ledger conversion costs and general additions to furniture, fixtures and equipment.

Contractual Obligations and Commitments
     There have been no significant changes in our contractual obligations or commitments since December 31, 2004.
     We do not have any off-balance sheet financing arrangements.
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
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have interest at variable rates based on LIBOR plus an applicable spread. As of September 30, 2005, there were no borrowings and minimal transactions denominated in foreign currency. As a result, we do not hedge the exposure to these changes, and the impact on our results of operations from foreign currency fluctuations has been de minimus.
     We have available a $30.0 million senior secured revolving credit facility as a source of financing for our working capital requirements subject to certain restrictive covenants that can reduce the available aggregate borrowings under the facility. As of September 30, 2005, the available borrowing capacity under the senior secured revolving credit facility, was approximately $25.7 million. Borrowings under this revolving credit agreement bear interest at variable rates based on LIBOR plus an applicable spread. As of September 30, 2005, there were no borrowings outstanding under this credit facility.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that a registrant establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the registrant’s internal control structure and procedures for financial reporting. Beginning with the fiscal year ending December 31, 2007, our auditors will be required to audit both the design and operating effectiveness of our internal controls and our management’s assessment of the design and the effectiveness of such internal controls. Although no known material weaknesses exist at this time, it is possible that material weaknesses may be identified. If we are unable to remediate any material weaknesses that may arise, the auditors could be required to issue an adverse opinion on our internal controls. Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have on us.
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
Item 6. Exhibits
(a) List of Exhibits
10.1 Amendment No.5 and Consent No.4, dated as of August 9, 2005, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent
31.1 Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt
31.2 Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES
     The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

By:

Dated: November 14, 2005	/s/ Peter J. Quandt
Peter J. Quandt
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 14, 2005	/s/ Paul J. Crecca
Paul J. Crecca
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2005	/s/ Mark Kurtz
Mark Kurtz
Vice President of Finance and Accounting and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 5 and Consent No. 4, dated as of August 9, 2005, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent

31.1	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002