Form 10-K
period 2005-12-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2006-03-22
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to
Commission File Number: 333-109381
Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4087398
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

10 New King Street, Suite 102 White Plains, NY (Address of Principal Executive Offices)	10604 (Zip Code)
Registrant’s telephone number, including area code:
(914) 289-9400
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      No established published market exists for the registrant’s Common Stock, par value $0.001 per share.
      The registrant had 20,012,914 shares of Common Stock, par value $0.001 per share, outstanding as of March 22, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1.	Business.
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
Company Overview
      We are a leading developer and publisher of products for the K-12 education, library and medical education markets. Our products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. Our high quality products are sold primarily to schools, libraries and medical professionals and have leading positions in the three markets we serve:

•	K-12 Education

•	K-12 Supplemental Education: We publish supplemental reading materials for the pre-kindergarten through eighth grade, or PreK-8, marketed under the well-recognized imprints Sundance Publishing and Newbridge Educational Publishing, and we also offer non-proprietary supplemental reading and literature products for the K-12 market. During 2005, we sold the assets of our Chelsea House imprint, which results had previously been included within the K-12 Supplemental Education segment. These results have been reclassified as a discontinued operation for all periods presented.

•	Test-prep and Intervention: We publish state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. We also publish skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.

•	Library: We publish unabridged audiobooks for adults and children, under the Recorded Books imprint and market these titles, as well as selected non-proprietary unabridged audiobooks, primarily to public libraries and schools.

•	Medical Education: We publish continuing medical education products, or CME products primarily in audio format, for doctors and other health care professionals under the Oakstone Publishing imprint. We also produce Medical Board Review courses under our CMEinfo imprint, in audio and video format. We also publish personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.
      We develop our product offerings to address the unique needs of our target customers with a focus on continuous innovation and quality. We recognize the importance of creating and delivering new proprietary products to our customers. Our investment in product development, which was $21.9 million, or 10.4% of our 2005 revenue, is specific to each of our imprints and brands. Our editors, managers and sales forces generate new product ideas, based on customer feedback and market research, to increase the likelihood of market acceptance and drive new sales growth. We currently offer over 16,400 proprietary titles, which contributed 89.6% of our 2005 revenue. Our investment in the development of new titles produced over 3,000 new products during 2005, and will contribute to the growth of our profitable backlist. We define our backlist as proprietary titles that generate revenue in any year following the calendar year of their initial release. Titles in our backlist typically sell for five years or more. The strength of our backlist, driven by effective product development and the longevity of our titles, reduces our dependence on new titles for current period revenue.
      Our business model is designed to develop a diversified, recurring revenue stream, providing a foundation for organic growth. Of our 2005 revenue, 58.5% was generated from our backlist and 18.0% was generated from subscriptions. Together, 76.5% of our 2005 revenue resulted from these recurring revenue streams, which we believe increase the predictability of our sales and cash flows. We sell our products through multiple channels to more than 150,000 customers, including educators and school systems, public and school libraries, medical professionals, consumers and employers.
      We seek to grow sales and improve cash flows at each of our businesses by developing and marketing new products, implementing professional sales and marketing programs and improving operating efficiencies. For the year ended December 31, 2005, we generated revenue of $210.5 million, and EBITDA (as defined in the Item 6. Part II of this annual report under the heading “Selected Financial Data”) of $55.1 million. For the year ended December 31, 2005, we incurred a net loss of $44.4 million.
Business Segments
      Beginning with the quarter ended March 31, 2005, the Company re-organized its segment financial reporting into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library; and Medical Education (See Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Prior periods have been restated to conform to the current presentation. Additionally, the operations of Chelsea House, which was discontinued in the third quarter of 2005, have been removed from K-12 Supplemental Education segment for all periods presented.

K-12 Supplemental Education
      Our K-12 Supplemental Education segment publishes supplemental reading materials for the PreK-8 market under the well known imprints Sundance Publishing and Newbridge Educational Publishing. Our K-12 Supplemental Education segment provided 30.0%, 28.4% and 20.5% of our consolidated revenue for the years ended December 31, 2003, 2004 and 2005, respectively.
      Sundance Publishing/ Newbridge Educational Publishing. Our Sundance imprint publishes supplemental educational materials for shared reading, guided reading, independent reading, phonics, and comprehension skills for students in PreK-8. Sundance also markets non-proprietary, supplemental literature products for students in grades K-12. Our Newbridge imprint publishes nonfiction, guided reading materials and teachers’ guides in the content areas of standards-based science, social studies, and math for students in PreK-8. Our Sundance and Newbridge imprints have separate and specialized product development teams in order to ensure the continuation of each imprint’s unique product identity.

      Sundance/ Newbridge offers over 2,500 proprietary titles across over 25 different product lines, including:

Product Line	Grades	Description

Newbridge Discovery Links — — Science — Social Studies — Intermediate Plus	K-5 th	Non-fiction, guided reading programs and teaching resources, containing real-life compelling photographs and supporting text designed to engage students.
Sundance Alpha Kids	K-2 nd	Alphabet letter driven, guided readers, of graduating difficulty to support small group instruction.
Newbridge Big Books — — Early Science — Early Math — Early Social Studies — Ranger Rick Science Spectacular — Thinking Like a Scientist	K-6 th	Shared reading program, teacher directs group reading with big books (16” x 20”), students engage in follow-up reading in student versions (5” x 7”) of the big books.
— Reading Quest	6-8 th	Leveled content-area reading for teaching social studies and science.
Sundance Second Chance Readers	2nd-8 th	High-interest literature titles designed to give reluctant readers the support and enjoyment they need to build basic reading, writing and speaking skills.
Sundance Reading PowerWorks	1st -2 nd	Standards-based, balanced literacy-theme units in science, social studies and math, with shared, guided and independent reading levels for students of differing abilities in the same classroom.
      In addition to these proprietary reading products, Sundance markets approximately 5,000 non-proprietary literature titles for students in grades K-12. Sundance also publishes teacher guides for approximately 250 of these titles, under established brand names of LEAP (Literature Enrichment Activities Program), Chapter-by-Chapter, LIFT (Literature is For Thinking) and Novel Ideas. Primarily offered in paperback editions, these literature titles are attractively priced to encourage multiple copy purchases.
      The competitive advantages of Sundance/ Newbridge include our primary focus on the supplemental education market, our uniquely designed, customer-focused products, and our ability to provide our customers with customized product solutions based upon our extensive offering of proprietary and non-proprietary titles. This focus on the supplemental market allows Sundance/ Newbridge to invest resources exclusively in the higher growth supplemental market, resulting in products which are more effectively focused on the supplemental product demands of classroom teachers. Further, our Sundance/ Newbridge field sales force has the ability to develop customized product solutions to meet specific and special customer needs, which our singular focus on the supplemental market makes possible.

Test-prep and Intervention
      Our Test-prep and Intervention segment publishes test preparation materials, skills assessment products, and standards-based supplemental materials for students in grades K-12 in reading, math, and literature, and intervention programs based on educational principles and research. Our products are published under the well known imprints of Triumph Learning and Options Publishing, and the Coach and Buckle Down brands which have been used in classrooms for over 20 years. Our Test-prep and Intervention segment provided 16.9%, 20.1% and 30.6% of our consolidated revenue for the year ended December 31, 2003, 2004 and 2005, respectively. This segment includes Buckle Down Publishing and Options Publishing, both acquired during 2004.
      Triumph Learning/ Buckle Down. Under our Triumph Learning imprint and Buckle Down brand, we publish state-specific test-preparation books for K-12 state-standard competency tests, as well as nationally standardized test preparation books, covering four subject areas: math; reading or language arts; science; and social studies. Triumph Learning also publishes skills assessment products and complementary skills books focused on building reading, math, social studies, writing and other basic skills, which can be used either alone or in conjunction with our test-prep books. Triumph Learning and Buckle Down product lines include:

Product Line	Grades	Description

Coach	K-12th	Over 700 state-specific test-prep workbooks covering 24 states; over 60 software titles covering 7 states; over 80 nationally standardized test preparation books; over 100 complementary skills books; collections of state-specific practice tests.
Buckle Down	3rd -12 th	Approximately 350 state-specific test-prep workbooks covering 17 states; over 40 nationally standardized test preparation books; collections of state-specific practice tests.
      Triumph Learning and Buckle Down combined publish state-specific test-prep titles for 25 states. Triumph Learning’s Coach titles are generally 200-300 pages and priced in the $9-$10 range, while Buckle Down titles are generally 150-225 pages and priced in the $6-$8 range.
      Triumph Learning’s and Buckle Down’s competitive advantages include the customer loyalty they have built over 20 years of providing state-specific test preparation materials, the breadth and depth of our product lines and our customization of each product to each state test. Unlike other test-preparation publishers, who may offer one series of products for all states or who partially customize books, our titles are highly customized and precisely focused on the each state’s specific standards. Our products provide high quality instruction on each of the subjects assessed on the state test. Our practice tests, included in both Coach and Buckle Down books, have the benefit of helping students become more familiar with the actual test they will be taking because they match the features — including format, typeface, lettering or numbering system, style of answer foils and question type — of each state’s particular exam.
      Options Publishing. Under our Options Publishing imprint, we publish skills assessment products and standards-based supplemental materials for grades K-8 in reading, writing, science, and literature, and intervention programs based on educational principles and research. The core focus of Options Publishing’s product strategy is to create and offer products with effective learning techniques and extensive practice to assist students struggling with the current grade level curriculum. Options products are often used in after-school, tutorial, and summer school environments, otherwise known as intervention settings, by students who have not initially achieved required skill levels through the classroom. Options Publishing offers approximately 700 titles, and over 36 different product lines, including:

Product Line	Grades	Description

Comprehensive Reading Assessment Comprehensive Math Assessment Comprehensive Science Assessment Comprehensive Social Studies Assessment	K-8 th	Comprehensive assessment of students’ skills in the specific subject, extensive exercises and lessons to improve performance in one book.
Best Practices in Reading	1st -8 th	Each book uses research-based strategies, modeling in early lessons, and skills development to help students learn to become independent readers and thinkers.
Intervention Packages — Math or Reading	K-8 th	Programs for after school, summer school and special programs, ability to diagnose students’ current functioning levels, instruction for critical skills and strategies, and extensive additional practice.
      Options Publishing’s competitive strengths include its discrete focus on developing products for the struggling student market, and its knowledge of classroom trends and teacher demands through its extensive field sales network which allows Options to rapidly create responsive product solutions. Options Publishing’s product development team has a track record of success in creating new products for the struggling student market in a timely and cost effective manner. Options Publishing’s sales and marketing effort is also a meaningful competitive strength. Its experienced field sales force is able to reach the significant struggling student school districts, and the extensive use of product sampling helps ensure students and teachers in the classroom environment remember and value Options products.

Library
      Our Library segment publishes unabridged audiobooks and other products, under our Recorded Books imprint, for adults and children and markets these titles to public libraries, schools and consumers. We believe Recorded Books is the largest publisher of unabridged audiobooks in the United States. The Library segment provided 40.9%, 40.3% and 36.4% of our consolidated revenue for the year ended December 31, 2003, 2004 and 2005, respectively.
      Recorded Books. Recorded Books publishes and markets unabridged audiobooks in the U.S. and U.K. markets, across multiple genres of literature including mysteries, histories, classics, inspirational, westerns, romance, sports and other topics, primarily on CD and audiocassette format. Recorded Books released over 2,200 new titles in 2005, and has over 6,200 titles on its backlist. Recorded Books licenses the right to produce an unabridged audiobook for the library market, usually on an exclusive basis, from the author or trade book publisher. Recorded Books’ unabridged audiobooks, which generally run 10 to 20 hours in length, are well known for their very high quality, from the engaging narration of the book performed by professional voiceover artists, to the quality of recording and packaging materials used in the end product. Recorded Books’ dedication to quality production has won it numerous industry awards. In addition, to meet the increasing demand of its customers, Recorded Books supplements its proprietary audiobooks by distributing non-proprietary titles.
      Over 50% of Recorded Books sales to public libraries are through its Continuous-Order-Plans (COP). In a COP, a public library agrees to purchase a select number of new titles each quarter, ranging in size from 6 titles to over 300 titles per quarter. The COP arrangement automatically renews each year and benefits from high customer renewal rates . The new titles at each COP level are selected by Recorded Books, and while the library has the right to return COP titles, historically such returns have been less than 3%. Our Continuous-Order-Plans represent a meaningful recurring revenue stream for our Recorded Books imprint. As of December 31, 2005, our Continuous-Order-Plans had over 3,000 library subscribers.
      In addition to its extensive production of unabridged audiobooks, Recorded Books has leveraged its expertise in audio-based products, and its reputation with the library market, by creating new product lines such as The Modern Scholar series, and licensing on an exclusive basis for sale to the library market such well known products as Pimsleur Language series and high-quality educational video programming from Primedia’s Films for the Humanities division. In late 2004, Recorded Books partnered with NetLibrary, a division of Online Computer Library Center, Inc., to offer a downloadable audiobook service to the public library market, in which libraries pay an annual subscription fee based on usage, which allows their patrons to download audiobooks to their computers or portable music players. Recorded Books also offers proprietary and non-proprietary audiobooks to libraries and consumers under its Audio Adventures and Landmark brands.
      We believe Recorded Books is the largest publisher of unabridged audiobooks in the United States. This position gives us a strong competitive advantage in negotiating audiobook rights for the majority of the best titles in the market. Another competitive advantage is Recorded Books’ reputation for high-quality, which along with offering some of the best titles in the industry, has resulted in a very high level of customer satisfaction and brand loyalty. We also believe our dedicated employee field sales force for the public library market is a significant competitive advantage, allowing us to capture a larger share of the public library audiobook market.

Medical Education
      Our Medical Education segment publishes audio-based CME products, under our Oakstone Medical imprint, which are sold to doctors and other health care professionals. Under our Oakstone Wellness imprint, we publish wellness products which are sold to businesses for their employees. We acquired CMEinfo in June 2005, which is included in our Oakstone Medical imprint and Scott Publishing, Inc. in April 2005, which is included in our Oakstone Wellness imprint. Overall, Oakstone Medical and Oakstone Wellness produce over 550 continuing medical education and wellness-related products in audio, video, print, electronic and web and live event formats. Our Medical Education segment provided 12.2%, 11.2% and 12.5% of our consolidated revenue for the year ended December 31, 2003, 2004 and 2005, respectively .
      Oakstone Medical Publishing. Oakstone Medical publishes audio-based CME products for doctors and other health care professionals under our Practical Reviews brand. With more than a 30-year history of providing audio-based CME products, we believe Oakstone Medical is a leading publisher in the market today of audio-based CME products. Oakstone Medical publishes its flagship product, Practical Reviews, in 29 medical, dental and allied health specialties. Practical Reviews is sold on a subscription basis, and is produced and delivered to subscribers monthly on CD or audiocassette. The Practical Reviews product consists of a summary and critical review of the most important medical journal articles for the month, generally numbering 15 to 25, in that medical specialty. Each monthly installment of the product is accompanied by a brief test, which earns the medical professional the CME credits necessary to maintain his or her medical license. Each Practical Reviews medical specialty product is created monthly by an established panel of well known doctors in that specialty, most in a medical education position. Each Practical Reviews medical specialty is sponsored by either the medical association for that specialty, such as the American Academy of Neurology for our Neurology Practical Reviews product, or Johns Hopkins University School of Medicine, our primary sponsor and medical school advisor for each program. These sponsorships generally provide the basis for our Practical Reviews product being accredited CME programs, although Oakstone Medical recently received its designation as an accredited CME provider.
      Internists seeking to become a licensed physician certified in internal medicine must first pass the medical boards in internal medicine. Furthermore, every 10 years they must recertify to maintain their standing. The American College of Physicians, the largest medical society in the United States, produces a product every three years known as Medical Knowledge Self Assessment Program (MKSAP), representing the current body of knowledge in internal medicine which internist must know to pass their primary medical boards. Oakstone Medical, under an agreement with American College of Physicians, publishes an audio-based version of the MKSAP product, which it sells to medical professionals seeking to pass their medical boards certification and recertification exams.
      Oakstone Medical also publishes video and audio-based medical self-study board review and CME courses, under our CMEinfo brand, which we acquired in June 2005. Through agreements with medical conference providers such as the Mayo Clinic and Harvard Medical School, CMEinfo tapes live medical conferences, which it produces in DVD and CD format. CMEinfo publishes and markets more than 75 courses, consisting of over 1,500 hours of certified CME programming in 29 medical and health care disciplines. These products are sold to doctors primarily as review courses for their medical boards. In addition to its Practical Reviews and CMEinfo brands, Oakstone Medical offers 106 more products, including 91 other continuing medical education products, 6 informed consent programs and 9 free reports.
      Oakstone Wellness Publishing. Oakstone Wellness publishes under its brand name, Top Health, a one-page, two-sided monthly newsletter on personal wellness topics, which is sold to businesses in bulk on a subscription basis for their employees. This relatively inexpensive product is perceived by customers as promoting a healthy lifestyle to their employees, with the potential benefit of lowering health care costs. Oakstone Wellness also publishes a more comprehensive 8-page wellness newsletter, under the brand Personal Best, which is also marketed to businesses for their employees.
      Oakstone Medical’s competitive advantages include its more than 30-year history in producing audio-based and other CME products, the 54 medical, dental and allied health specialties in which it publishes product, its over 65 affiliations with such leading medical institutions as the American College of Physicians and Johns Hopkins, and its network of over 300 doctors and other medical professionals creating its products on a monthly basis.
Seasonality
      Our business is subject to moderate seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters (see “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included elsewhere in this Annual Report on Form 10-K.)
Customers
      Our customer base is highly diversified across a broad range of end customers in the K-12 Education, Library and Medical Education markets, mitigating our exposure to a downturn in any particular market or industry. In 2005, no one customer accounted for more than 2% of revenue, and our ten largest customers accounted for less than 8% of revenue.
      K-12 Supplemental Education. Our Sundance and Newbridge imprints sold their products to more than 26,000 customers, consisting of schools and school districts, individuals and others in 2005, with sales to schools and school districts representing over 90% of its 2005 revenue.
      Test-prep and Intervention. Triumph Learning, Buckle Down and Options Publishing sold their products to approximately 30,000 customers, consisting mostly of schools and school districts accounting for almost all of the revenue, on a percentage basis, in 2005.
      Library. In 2005, Recorded Books sold its products to approximately 6,000 U.S. and U.K. public libraries, 15,000 school and school libraries, and 33,000 consumers and consumer related distributors. In addition, Recorded Books sells and rents its products to consumers at retail locations and through direct mail and other channels.
      Medical Education. Oakstone Medical had approximately 36,000 customers in 2005, consisting predominately of doctors seeking to maintain current knowledge and/or obtain continuing medical education credits for licensing and hospital affiliation purposes.
Product and Content Development
      We make significant investments in product development, which is an important focus at each of our businesses and we believe a key factor in the continued success of our backlist. Though the product development process varies across our imprints and brands, all of our product development efforts feature a disciplined approach designed to reduce the risk of introducing products that will not receive market acceptance or achieve profitable sales levels. Our editors, managers and sales force generate new product ideas which are outsourced to freelance authors for writing and development, providing us with significant operating leverage. We limit expenditures during the product development process until we see evidence of feasibility and likely success in the market.
      There are two important aspects of product development across our various imprints: the identification of new product lines; and the development of new titles within existing and new products lines.
      Identification of New Product Lines. The identification of new product lines is the core of the new product development culture across Haights Cross and is primarily the responsibility of the senior management of our various publishing imprints. Our Chief Executive Officer and our Publisher are also significantly involved in this process. New product ideas are originated from many sources, including the product development teams for each imprint, our sales forces, internal market and customer research studies and reviews of competitive product offerings. Once a new product line is identified and is considered promising, a business and financial plan is prepared. Assuming the expected return on investment exceeds our minimum requirements, the product concept is then subject to a customer review and feedback process. For smaller new product lines, this might include an informal review with well established market relationships. For larger new product lines, we conduct organized customer focus groups to gather comprehensive feedback. Upon a successful customer review, the product development team takes over to begin creating the new titles under the new product line.
      Development of New Titles. Across our various imprints, we have published more than 1,000 new proprietary titles each year since 2003. In the development of these new titles, we invested $10.8 million, $12.2 million, and $21.9 million in 2003, 2004, and 2005, respectively. The creation of our new proprietary titles is led by our product development teams for each imprint, working with independent authors, illustrators, designers, artists, narrators and, in the case of our Medical Education segment, medical professionals. We believe that our use of independent experts enables us to produce a significant number of new titles each year with a relatively small in-house product development team. This approach also gives us the resource flexibility to continue producing and expanding our product lines and creating new product lines more quickly. The majority of these independent product development partners are engaged on a work-for-hire basis, while some well known authors create products for us under a royalty arrangement. Our imprint-specific product development teams are responsible for the final product design and layout prior to transferring the new product master to production for printing or duplication. Our products require varying periods of development time depending upon the complexity of the graphics and design, and the writing and editing process. We develop most of our new K-12 Education titles in a six to twelve month period. New Recorded Books titles are generally produced in a three to six month timeframe, while our Oakstone Medical and Oakstone Wellnessproducts are generally produced on a monthly basis.
      While the important aspects of product development is similar across our imprints the actual processes varies by imprint based on the market, the specific needs of our customers and product requirements.

K-12 Supplemental Education
      Sundance/ Newbridge develops its new products through the creation of proprietary titles and the co-publishing/revision of supplemental education titles originally produced for the markets outside the United States.
      Proprietary product development is driven by market needs, which are identified through both quantitative and qualitative market research. Being an exclusively a supplement educational publisher, we believe, Sundance/ Newbridge is able to respond more quickly to a variety of market needs than many basal textbook publishers, resulting in smaller, focused products that are highly targeted for a specific audience and instructional setting. Once a market need has been recognized as a new publishing opportunity, Sundance/ Newbridge seeks to validate the product concept with educators and frequently builds a product prototype, which is tested against similar, competitive products.
      Depending on the size and complexity of the product, a combination of in-house editors and designers are augmented by external resources (either freelancers or vendors who manage entire components of the program) to create finished product. Sundance/ Newbridge products utilize robust technology solutions for pre-press work, which integrates editors, designers, and vendors. In addition, we use high quality children’s illustrators to prepare original artwork for many of our products and leading photo agencies for photo research and permissions. With the increasing demand for research-based products, Sundance/ Newbridge has also begun collaborating with prominent university professors to develop the research basis and instructional design of new products.
      Sundance/ Newbridge also imports published products from non-US publishers, particularly Australia and New Zealand, and modifies them for the U.S. market. The level of customization required to make the product appropriate for the U.S. market varies, but may involve a re-editing of the text, replacement of some of the artwork, new covers and packaging, or conversion from hardcover to softcover.
      Both Sundance and Newbridge product development staffs include a high proportion of former educators, whose experience, we believe, brings significant authenticity and credibility to the products. Extending the work of the editorial staffs are current educators, who provide critical localized services, such as the correlation of Sundance/ Newbridge products to state and district-level standards and the preparation of lesson content.

Test-Prep and Intervention
      Triumph Learning’s product development efforts involve a three-pronged approach that focuses on updating existing state-specific materials in response to changes in state tests, developing non-state-specific skills materials and entering new state markets with customized titles. The revised Elementary and Secondary Education Act, also known as the No Child Left Behind Act, or NCLB legislation has resulted in test changes in most of the states for which Triumph Learning publishes products; additionally state tests typically change every three to five years, thus, we believe, test-preparation publishers must anticipate these changes and deliver product soon after the new tests are issued. Triumph Learning’s authors, editors and sales representatives have long-term relationships with personnel in state education departments that allow it to monitor changes in state tests as well as to receive up-to-date information on standards changes and test formats as soon as they are available. Triumph Learning screens new editorial hires for an understanding of the curriculum, a commitment to quality and a sensitivity to the needs of students and educators. These editors then seek to cultivate a broad pool of authors to produce high quality test preparation material. The combination of these factors, together with its 40 years of experience developing content, usually enables Triumph Learning to be first to market with high quality test-preparation products that are developed for and targeted toward a specific state.
      When evaluating whether to develop product for a new state, Triumph Learning analyzes the size of the state, the consequences of performance on the state’s test, the state’s average expenditures on instructional materials and the competitive landscape. Once Triumph Learning decides to enter a state, it works closely with the educators in that state and carefully analyzes the state’s tests in order to develop products that address specific testing needs in the context of state curriculum. In order to maintain the state-specific focus and credibility of its product line, Triumph Learning strives to match and customize the type, difficulty, structure and presentation of questions to the state test in the markets in which it publishes. Triumph Learning’s writing, editorial and graphic design teams create and adapt content for each test to achieve a custom product that matches the state test as closely as possible.
      Also operating in the test preparation market, our Buckle Down imprint follows a similar product development model. Starting from a base of experience in assessment and test preparation, and utilizing the talents of a strong editorial and content development team, some of whom are graduates of award-winning writing programs, Buckle Down analyzes the standards, assessments, competition, and funding landscape in each state. This analysis first informs the decision of whether and what to publish for that territory, then is used to guide product development, ensuring its fit to purpose and the market.
      Options Publishing is known for it’s focused quality product for the struggling student market. The development team is composed of experienced editors — all former educators — who have in-depth expertise in the various curriculum areas that Options Publishing targets. Paying close attention to information from schools, teachers, administrators and field salespeople, has enabled Options Publishing to develop product quickly and therefore take advantage of new market opportunities, often before its competitors. New ‘niches’ are constantly explored as the market and funding sources change.

Library
      The product development efforts of our Recorded Books imprint begins with the acquisitions of rights to produce books in the recorded audiobook format. Recorded Books utilizes its deep, long-standing relationships with publishers, agents and authors to review or preview books for rights acquisition. These relationships improve its ability to identify high quality product early and obtain the rights at reasonable costs. In some instances, Recorded Books’ ongoing relationships allow it to purchase the exclusive unabridged audio rights to a title directly from the author prior to completion or publication, thereby reducing its acquisition cost. Recorded Books has also successfully purchased rights in competitive auctions. Through its Continuous-Order Plans (COP), Recorded Books has the ability to automatically sell up to 3,000 copies of a title in libraries across the country on the first day of a new title release, giving Recorded Books a significant advantage over its competitors in the library market when purchasing rights.

      Recorded Books’ direct, daily interaction with librarians generally enables it to be first to market with new products that satisfy specific market demands. For example, in response to direct requests and feedback from its library customers, from 2002 through 2005, Recorded Books introduced an audio lecture series, The Modern Scholar; a remastered Classics imprint; The Bible on audiocassette and compact disk; and a downloadable audiobook service provided in conjunction with NetLibrary.
      Recorded Books operates an audiobook recording studio in New York City employing as independent contractors voice talent from the stage and screen industries. The studio director casts each work individually, choosing the narrators whose talents best fit the type of book being recorded. The studio operates seven recording booths and creates between 700 and 1,000 recordings each year varying in length from less than an hour to more than 45 hours each. Each recording is edited and proofread against the written work for faithfulness to the word-for-word reproduction of the unabridged text. We employ a full-time linguist who researches pronunciations in each text, supplying narrators with pronunciation guides for each recording session. Final recordings are also undergo quality control review at our facilities in Prince Frederick, Maryland as a part of the duplication and assembly process.

Medical
      Oakstone conducts readership surveys, focus groups and market research to determine what products are likely to be successful in both its physician and employee wellness markets. Once Oakstone identifies a medical education need in a specific medical specialty, it develops a new CME program to address that need, taking into account content, format and marketing considerations. Oakstone frequently works in tandem with its medical society and educational institution partners throughout this process focusing on both quality of content and fulfillment of specialty-specific requirements. By launching products in conjunction with these partners, Oakstone seeks to maximize the recognition the product will have in the target market. CME credit is often provided by the partnering institution. However, Oakstone has been accredited by the Accreditation Council for Continuing Medical Education as a provider of CME, should a partner institution not be available for a product launch. Credits are awarded according to the number of hours required to effectively participate in the activity. Partner relationships provide not only significant operating leverage, but also access to more than 300 private and academic physicians with whom Oakstone currently works to develop content for either one-time products or ongoing, subscription-based products. Oakstone Medical’s core product Practical Reviews is produced monthly. Our coordinating editors collect summary and critical reviews of the most important medical journal articles for the month, generally numbering from 15 to 25 in that medical specialty from this group of physicians. These reviews are recorded and produced in CD or audio cassette format and are accompanied by a brief test. The board review and medical procedures courses are produced periodically. A team of technicians travel to the location and tape the medical conference. The video is them edited in our in-house facilities. These courses are them produced in DVD,VHS,CD and audio cassette formats.
      The health and wellness products are produced after analysis of content opportunities within the Oakstone publication list, looking for areas of health, wellness, safety, productivity and shiftwork information that the purchasing company requests to produce additional original or update its existing product offerings. Focusing on areas of information and motivation that purchasing companies hope will help them cut health insurance costs have proven most successful. Formats of products range from newsletters sold on a subscription basis to brochures, booklets, calendars and posters, all encouraging healthy lifestyles and safe and productive environments. We develop and produce nine monthly and bi-monthly newsletters, utilizing both internal and external resources, including a review of our core newsletters, Top Health, Personal Best and Best of Health by our Medical Advisory board.
Sales and Marketing
      We place a great deal of emphasis on utilizing a multi-tiered sales and marketing strategy. We recognize the importance of having a flexible, integrated and fully-coordinated sales and marketing effort to reach all potential customer levels. We conduct our sales and marketing activities through employee and independent field sales representatives, inside and outsourced telesales and telemarketing; direct mail with catalogs, product promotional pieces, conventions, teacher workshops and our involvement in professional associations.

      Our sales and marketing efforts are guided by the following three principles:

•	Build and Leverage a Knowledgeable and Committed Sales Force. We believe our sales personnel are deeply knowledgeable about and committed to the professional disciplines they serve. We emphasize the recruitment of full-time inside sales representatives, in particular, experienced education professionals and senior sales representatives and sales managers with a record of accomplishment and established networks of customers. Our focus on full-time inside sales representatives, rather than the use of independent sales agents, who represent multiple publishers, gives us a dedicated sales force with deeper customer relationships and more focused sales responsibilities than those of many of our competitors. These factors have allowed us to achieve greater market penetration with our highly recognizable brands and products.

•	Capitalize on our Extensive Expertise in Direct Marketing. We make extensive use of catalog mailings, product samplings, continuous order plans and various other forms of direct mail campaigns. We have built and maintain electronic databases of current, former and prospective customers in each of our segments. We carefully track customer purchasing history, contact data, feedback and current purchasing information. We use these databases to support our direct and indirect sales campaigns and regard this data as highly valuable and proprietary. We are deeply committed to building our direct marketing capabilities which will help us in targeting current and new customers with new product and content offerings.

•	Focus on Targeted, Consultative Solutions to Differentiate Us from Competition. We work with our customer base to provide targeted, customized solutions to their special classroom material needs, often leading to sales in excess of $1 million. This consultative sales process also provides valuable input to our product development effort, while providing “one-stop-shopping” for our customers.
      As of December 31, 2005, our employee field sales force consisted of 116 sales professionals and 17 sales representatives focused on telemarketing. In addition, we utilize the services of 93 outside representatives to sell our products. In 2005, we distributed over nine million catalogs to potential customers across our various imprints.
      While the principles are the same across our imprints the execution of the marketing plans vary by business in accordance with the markets and customers.

K-12 Supplemental Education
      Sundance/ Newbridge generates sales through employee field sales representatives, a highly experienced independent sales force, telesales representatives and direct marketing. This multi-tiered sales approach allows us to reach more customers in a cost effective way. Sundance/ Newbridge supports its national sales force with an experienced sales management team and sales support organization. These sales efforts are supported through attendance at national, regional, key state and local conferences every year.
      Sundance/ Newbridge produces multiple types of catalogs for its products, targeted to specific customer groups and buying patterns, mailing over 5.4 million pieces in 2005 during specific strategic buying windows. The success of this direct mail effort is driven in large part by the extensive reach and high quality of our proprietary mailing lists, as well as the reputation of the Sundance and Newbridge Educational product lines. We believe that these direct marketing methods complement a changing dynamic in the educational publishing markets that is providing teachers with greater power to make purchasing decisions without approval of their central school or school system.

Test-prep and Intervention
      Triumph Learning has been shifting its sales and marketing focus from primarily an independent sales force that sells Triumph Learning products to a multi-channel approach, in which almost all members of its sales force, including both employees and independent sales representatives, now sell Triumph Learning products exclusively. Triumph Learning has implemented various strategies to improve sales penetration and reduce cost of sales, including the introduction of a telesales program. Sales representatives, both inside and field, are supported by targeted direct mail campaigns, especially during critical buying periods. Finally, Triumph Learning regularly mails catalogs to its customers and is seeking to increase the focus of its direct marketing efforts to include electronic direct response and fax campaigns, as well as targeted print in order to reach specific customers and maximize contact with customers during optimal purchase cycles.
      Buckle Down has historically been a direct mail company, marketing its products through an array of catalogs, brochures, and other mail pieces, supported by attendance at state and national trade shows. Since we acquired Buckle Down, it has been shifting towards a multi-channel distribution method mirroring the efforts at Triumph Learning including expanding its in-house sales department and the offering of Buckle Down products by Options Publishingexperienced sales representatives.
      Options Publishing sales and marketing efforts focus on a nationwide network of more than 75 sales representatives. This team consists of both full time employees and independent sales representatives. Two full-time national consultants work on site with the customers to introduce and train teachers on large purchases of Options Publishing materials. In addition, Options Publishing increases exposure to the Options Publishing name and its best selling products by using well-known auditors as major speakers at conferences in large districts and by attending more than 250 local, regional and national conferences and through targeted advertising in specific education periodicals and conference programs. Options Publishing has a sophisticated direct mail plan which includes sending sample copies of product to targeted local and national buyers and the company provides thousands of copies of its products to school administrators nationwide. Options Publishing also promotes its website, growing website sales to over $1.1 million in 2005.

Library
      Recorded Books has internal sales representatives and sales managers that sell exclusively to public libraries throughout the United States, as well as sales representatives and sales managers targeting public libraries in the United Kingdom. We believe Recorded Books has the only field sales organization dedicated to the public library market in the U.S., representing a significant competitive advantage in selling product into this customer channel. In support of this sales force, in 2005, Recorded Books mailed thirteen separate catalogs to over 15,000 public library locations in the United States and an additional four catalogs, on a quarterly basis, to approximately 3,000 public libraries in the United Kingdom.
      In the school market, Recorded Books has a combination of internal and independent sales representatives. Field representatives are supplemented by internal telesales representatives. Recorded Books also mailed approximately 1,300,000 catalogs to schools in the United States in 2005 These catalogs were sent in three seasonal mailings so as to coincide with most schools’ regular buying cycles.
      In the consumer market, Recorded Books markets its audiobooks and other products for rental and sale directly through the use of catalog mailings and its website. On average, Recorded Books mails over 38,000 catalogs per month directly to consumers. Recorded Books also distributes titles through booksellers, such as Barnes & Noble, Borders and Waldenbooks.

Medical Education
      Oakstone sells its products primarily through direct marketing campaigns. Oakstone identifies target customers by medical specialty, receives up-to-date mailing lists from partner societies and institutions or from the American Medical Association, develops creative packages with offers to capture customers’ attention and reaches them efficiently through direct mail. A very disciplined practice of tracking costs, response and return on investment on each individual direct mail campaign is followed to minimize the risk of mailing an unprofitable campaign and in order to assist us in allocating investments in future mailings. An outbound sales and service team routinely calls current customers in an effort to sell additional products and to secure renewals of our subscription products. In addition, Oakstone has experienced increased sales via its websites as more physicians and other medical professionals turn to the internet for educational opportunities. Oakstone also provides all of its various product offerings via its websites and offers some products online through additional websites designed and created explicitly for those products. Additionally, e-mail marketing is becoming more viable as e-mail addresses of physicians are readily available. Oakstone markets to employers through direct mail, utilizing sample newsletters, an order form and testimonials has worked well for Oakstone. In addition, a team of account managers calls lists of human resource professionals and others who purchase health and wellness information for their employees to sell them the newsletters and other products. The same phone personnel deal directly with their client lists to sell them additional products throughout the life cycle of the client, maximizing the relationship. We believe this is important as our larger clients tend to purchase additional Oakstone products based on a strong customer relationship and repeated customer contact.
Competition
      Our imprints face competition from numerous publishers offering products to the same market niches we serve. We believe we compete successfully in these markets based on our well-established product lines and brand names, our reputation for quality products and new product development, our broad range of product offerings, our competitive pricing, the strength of our sales and marketing efforts and our commitment to continued product innovation. Many of the companies with which we compete, however, have greater resources than we do.
      K-12 Supplemental Education. Sundance/ Newbridge faces competition from supplemental education publishers such as: The Wright Group, a McGraw-Hill unit; Harcourt Achieve, a Reed Elsevier unit; Celebration Press and Modern Curriculum Press, each of which is a Pearson unit; Scholastic; Great Source, a unit of Houghton Mifflin; Mondo and National Geographic.
      Test-prep and Intervention. Triumph Learning and Buckle Down competitors are generally small companies that publish products that are state or subject area focused, such as math or reading, or large educational publishers that publish products focused on national standards. Generally, large educational publishers do not publish state-specific test-preparation products, which we believe results from their view that the individual state markets are too small to publish specific product. Triumph Learning and Buckle Down’s primary competitors include Harcourt Achieve, People’s Publishing and Curriculum Associates. Options Publishing faces competition in its skills assessment and intervention product categories from Harcourt Achieve, Curriculum Associates, Great Source and Scholastic.
      Library. Recorded Books faces competition in the public library market from other publishers of unabridged audiobooks, including Books on Tape, a division of Random House; BBC Audio (Chivers), Blackstone, Brilliance Audio and Audio Editions. We believe none of these individual competitors is more than one-third the size of Recorded Books in the public library market. In the consumer channel, which is not a major emphasis for Recorded Books, competition exists from the large trade publishers, including Random House, Simon & Schuster, Harper Collins and Time Warner.
      Medical Education. Oakstone faces limited direct competition in its primary audio product format, compact discs; and its flagship product, Practical Reviews, has few direct competitors. However, the larger market for print and other formats of continuing medical education products is fragmented and highly competitive, and few institutions produce CME products on their own. Oakstone’s health and wellness business has one primary competitor, Hope Health.
Production and Fulfillment
      The principal raw materials used in our products are paper, cassette tapes and audio compact discs. We purchase paper and audio media from suppliers directly based on pricing, quality and, to a lesser extent, availability. Paper is a commodity product which is affected by demand, capacity and economic conditions. We believe that adequate sources of supply will continue to be available to fulfill our requirements.
      Nearly all of our print products are printed and bound by third parties with whom we have contracts. We believe that outside printing and binding services at competitive prices are readily available. Much of our pre-press production, typesetting, layout and design functions are conducted internally, which we believe provides us with greater quality control and flexibility over the creative process. The product master files for our non-

print products, including our audiocassettes and compact discs, are produced internally and are replicated both in-house and by third party vendors as volume, scheduling and packaging demands dictate.
      In general, we maintain an inventory of our products in owned or leased warehouse facilities and fulfill customer orders from these locations.
Intellectual Property
      We regard our trademarks, copyrights, trade secrets and similar intellectual property as valuable assets and rely upon trademark and copyright laws to protect our rights. For some of our products that involve the use of content created by third parties, we enter into license agreements that generally give us the exclusive right to use this content for specified purposes in specified geographic areas and mediums. In addition, in some cases we buy products created by third parties from distributors and re-package and redistribute such products.
      Our efforts to protect our intellectual property rights could be inadequate to deter misappropriation of proprietary information. For example, we may not detect unauthorized use of our intellectual property. In addition, the legal status of intellectual property on the Internet is currently subject to various uncertainties. However, we do not believe any single copyrighted product to be significant in the event of inappropriate use, and as the majority of our customers are schools and public libraries we further believe that likelihood of these customers purchasing unauthorized copies of our copyrighted products is very small. To our knowledge, there are no threatened or pending legal proceedings or claims related to our intellectual property that are likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Environmental Regulation
      We are subject to environmental laws and regulations relating to the protection of the environment, including those that regulate the generation and disposal of hazardous materials and worker health and safety. Currently, we do not utilize any type of commercial hazardous materials within our facilities. We believe that we currently conduct our operations in substantial compliance with applicable environmental laws and regulations. Based on our experience to date and the nature of our operations, we believe that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on our financial condition, results of operations or liquidity.
Employees
      As of December 31, 2005, we had 822 full and part time employees. None of our employees are represented by any union or other labor organization, we have had no strikes or work stoppages and we believe our relations with our employees are good.

Item 1A.	Risk Factors.
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

Risks Related to Our Business

Our substantial leverage and indebtedness may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry.
      We are highly leveraged and have significant debt service obligations. As of December 31, 2005, we had total indebtedness of $520.7 million. (See Note 11 “Financing Arrangements” in the financial statements included elsewhere in this annual report on Form 10-K.)
      In the future we may borrow more money, subject to limitations imposed on us by the agreements governing our debt.
      Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

•	we are required to use a substantial portion of our cash flow from operations to pay interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;

•	our debt service requirements increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that have less debt;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements; and

•	our substantial leverage may make it more difficult for us to satisfy our debt service obligations.

We have a history of losses, which we expect to continue, and we might not ever achieve or maintain profitability.
      Since inception, we have experienced losses every year. In 2005, we had a net loss attributable to holders of common stock of $47.5 million. At December 31, 2005, we had an accumulated deficit of $229.5 million. We expect to continue to incur losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our business will be harmed.

A decrease in funding of schools and libraries by federal, state and local governments could reduce our sales and profits.
      During 2005, we derived more than 74.2% of our revenue from schools, school districts and school and public libraries. These institutions depend on funding from federal, state and local governments to purchase our products. Many state and local governments have faced and may continue to face, budget deficits. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools or libraries could delay or reduce our revenue. Any substantial reduction or delay in governmental funding earmarked for education or library materials could have a material adverse effect on our sales.

We may be unable to compete successfully in our highly competitive industry.
      We operate in highly competitive markets. Many of our competitors are larger and have greater financial resources than us. As a result, these competitors may be able to devote greater resources to the promotion and sale of their products than we can. Conversely, other competitors are smaller than us and focused on narrow, niche market opportunities. These smaller companies may be able to adapt more quickly to new or emerging technologies and changes in customer preferences. In each of our business segments, we expect to meet significant competition in regard to our existing products and new products we might introduce. Further, competitors might expand their product offerings, either through internal product development or acquisitions of our businesses’ direct competitors.
      To maintain a competitive advantage, we will need to continue to invest in product development and sales and marketing. We may not have sufficient resources to make the necessary investments to compete successfully against our competitors. We cannot assure you that we will be able to compete effectively with these companies in the future, and if we are unable to compete effectively, our financial condition and results of operations will be materially adversely affected. See “Item 1. Business — Competition” for more information about our competitors.

Our business is seasonal and our operating results may fluctuate; as a result of this seasonality, our common stock price may be volatile, which could cause the value of your investment to decline.
      Our business is subject to seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters primarily as these periods are the heaviest purchasing periods for our K-12 Supplemental Education and Test-prep and Intervention customers. In addition, our quarterly results of operations have fluctuated in the past, and can be expected to continue to fluctuate in the future, as a result of many factors, including:

•	general economic trends;

•	the traditional cyclical nature of educational material sales;

•	school, library and consumer purchasing decisions;

•	funding cycles of schools and libraries by federal, state and local governments;

•	the need to increase inventories in advance of our primary selling season; and

•	the timing of introductions of new products.

Misuse, misappropriation or other loss of our proprietary rights could have a material adverse effect on our results of operations.
      Our success depends in part on our intellectual property rights in the products that we develop. We rely on a combination of registered and common law copyright, trademark and trade secret laws of the United States and other countries, as well as, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights or develop technology or products that are similar to ours. Any such infringement or misappropriation could materially adversely affect our future financial results, reduce or eliminate any competitive advantage we have developed and otherwise harm our business. Enforcing our intellectual property rights could result in substantial costs and a diversion of management’s attention and resources, which could materially affect our business, financial condition, cash flows or results of operations, and we may not prevail.
      We do not include any mechanisms in our materials or products to prevent or inhibit unauthorized copying. We have no knowledge of the unauthorized copying of our books or products. However, if such copying or misuse were to occur to any substantial degree, our results of operations could be materially adversely affected. In addition, our U.S. registrations may not be enforceable or effective in protecting our trademarks and copyrights, especially outside of the United States.

We may have to defend against intellectual property infringement claims and other claims which may cause us to incur significant costs and may divert management attention.
      Although we believe that our products do not infringe on the intellectual property rights of others, other parties may assert claims that we have violated or infringed on a copyright, trademark or other proprietary right belonging to them. We license third-party content to create some of our products. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claims by a third party that the licensed content infringes other proprietary rights. We cannot assure you that these provisions will be adequate to protect us from infringement claims regarding the use of such third-party intellectual property. In addition, in some instances we buy products created by third parties from distributors and re-package and redistribute such products without a license or other permission from the third party creators. While we believe that the manner in which we license third party content to create our products, as well as the manner in which we purchase third party products and re-package and redistribute them, complies with applicable trademark and copyright laws, any infringement claims could result in the expenditure of significant financial and managerial resources on our part and, if such claims are finally determined to be meritorious, could materially adversely affect our business, results of operations and financial condition.
      In addition, we may be vulnerable to claims of defamation, negligence, personal injury or other legal theories relating to the information we publish, including content licensed from third parties. Our insurance, which covers commercial general liability, may not adequately protect us against these types of claims. Furthermore, if such claims are successful, we may be required to cease selling or alter our product, pay financial damages or obtain licenses from others if available on favorable terms or at all). Any of the foregoing could cause us to incur significant costs and prevent us from distributing or selling our products.

Our management has broad discretion over the application of cash and cash equivalents on hand, and investors will not have the opportunity to evaluate information concerning the application of such amounts.
      As of December 31, 2005, we had on hand cash and cash equivalents of $69.6 million. Our management has broad discretion as to the use and allocation of such cash and cash equivalents, and investors will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in the application of such cash and cash equivalents.

We are dependent upon our key personnel.
      We are dependent on the continued services of our senior management team, including the senior management of our imprints. Our future success depends in large part on the continued service of our key operations, marketing, editing and sales personnel and on our ability to continue to attract, motivate and retain highly qualified employees. Each of our key employees may terminate their employment with us at any time. There is competition within the industry for these employees and the process of locating key technical and management personnel with suitable skills may be difficult. The loss of our key personnel could have a material adverse effect on our business, operating results or financial condition. We do not maintain key man insurance on our key personnel.

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

Technological changes may reduce our sale of products.
      Both the traditional publishing industry and the online services industry continue to experience technological change. The publishing industry continues to evolve from traditional mechanical format printing to full digital printing. An inability to keep pace with the new technologies and standards in the print industry could negatively impact the competitiveness of our products. Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by producing and marketing enhancements to our products that respond to technological changes or customer requirements. We may be required to invest significant capital in additional technology in order to remain competitive. In addition, the provision of online services is characterized by continuing improvements in technology that results in the frequent introduction of new products, short product life cycles and continual improvement in product price/performance characteristics. A failure on our part to effectively manage a product transition will directly affect the demand for our products and the profitability of our operations.

Our business may be adversely affected by an increase in paper or postage costs.
      The price of paper constitutes a significant portion of our costs relating to our print book products and direct mail solicitations. Significant increases in the price of paper may have an adverse effect on our future results. Postage for product distribution and direct mail solicitations is also one of our significant expenses. To manage the potential effect of inflation on paper costs, we negotiate arrangements of up to 1 year with brokers to ensure a supply of needed paper at fixed pricing, and when advantageous, we purchase and inventory raw material paper in advance of our production need. While we distribute many of our products under a contract with the United Parcel Service, shipping and postage costs increase periodically and can be expected to increase in the future. If the costs of paper or postage increase and we are unable to pass on these increased costs to our customers, our operating results could be adversely affected.

We may be unable to successfully complete acquisitions and our acquisitions may divert management attention from operating our business.
      We cannot assure you that our historical success integrating acquisitions will continue or that we will have sufficient capital resources to continue to pursue acquisitions. We intend to continue to seek selective acquisition opportunities for future expansion, but we cannot assure you that we will be able to identify, negotiate, consummate and integrate acquisitions on attractive terms, nor can we assure you that the acquired businesses will perform as expected or contribute significant sales or profits to us. We may face increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on terms favorable to us.
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

Our principal stockholders own a large percentage of our common stock and will be able to influence or control substantially all corporate decisions.
      Media/ Communications Partners III Limited Partnership and its affiliates beneficially own 71.7% of Haights Cross Communications’ common stock. This fund can therefore direct our policies and can select a majority of Haights Cross Communications’ directors. The interest of Media/ Communications Partners III Limited Partnership and its affiliates may conflict with the interest of our other investors.
      Media/ Communications Partners III Limited Partnership and its affiliates make investments in media businesses and businesses that support or enhance media properties, including publishing businesses. Media/ Communications Partners III Limited Partnership and its affiliates may at any time own controlling or non-controlling interests in media and related businesses, including publishing businesses, some of which may compete with us. Media/ Communications Partners III Limited Partnership and its affiliates may identify, pursue and consummate acquisitions of publishing businesses that would be complementary to our business. If this were to occur, these acquisition opportunities would not be available to us.

Changes in Media/ Communications Partners III Limited Partnership’s beneficial ownership interest in us could result in an event of default under our senior revolving credit facility.
      Certain changes in Media/ Communications Partners III Limited Partnership’s beneficial ownership interest in us would constitute a change of control under our senior secured revolving credit facility, resulting in an event of default under the senior secured revolving credit facility and (through cross-defaults) our other indebtedness. These events of default would require us to make an immediate payment under such agreements and obligations and we may not have the funds to do so.

Restrictive covenants in our debt instruments may adversely affect our operations.
      The senior secured revolving credit facility, the senior secured term loans and the indentures governing the senior notes and senior discount notes contain various provisions that limit our management’s discretion by restricting our ability to, among other things:

•	incur additional debt;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	enter into sale and leaseback transactions;

•	incur liens;

•	engage in mergers, acquisitions and asset sales;

•	enter into transactions with affiliates;

•	make capital expenditures;

•	amend or otherwise alter debt and other material agreements; and

•	alter the business we conduct.
      Our senior secured revolving credit facility also requires us to meet specified financial ratios. If we do not comply with the restrictions in the senior secured revolving credit facility, the senior secured term loans, the indentures governing the senior notes and the senior discount notes or any of our other financing agreements, a default may occur. Under certain circumstances, this default may allow our creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. If we were unable to repay those amounts, the lenders under the senior secured revolving credit agreement and senior secured term loans could proceed against the collateral granted to them to secure that indebtedness. We have pledged all of our assets as collateral to secure our obligations under the senior secured revolving credit agreement and senior secured term loans. If the lenders under the senior secured revolving credit agreement and senior secured term loans accelerate the repayment of borrowings, we cannot assure you that a sale of the assets pledged as collateral will provide sufficient proceeds to repay the amounts outstanding under the senior secured revolving credit facilities, the senior secured term loans, the senior notes and the senior discount notes. In addition, the lenders may be able to terminate any commitments they had made to provide us with further funds. (See Note 11 “Financing Arrangements” in the financial statements included elsewhere in this annual report on Form 10-K.)

Our success depends in large part on our ability to update and expand the content of existing products and develop new products in a cost-effective manner and on a timely basis.
      We believe that the development of high quality products each year contributes not only to near-term revenue growth, but also to revenue in subsequent periods by increasing the longevity and sustaining the competitiveness of our back list. The update and expansion of our existing products and the development of new products may not be accepted by the markets we serve. If we cannot respond to changes in industry requirements, our business may be adversely affected. Even if we are able to develop acceptable new products, we may not be able to introduce these new products as quickly as the markets require or as quickly as our competitors introduce competing new products.

If the federal NCLB is materially changed, repealed, or found unconstitutional, our revenue and profitability could be adversely affected.
      The revised Elementary and Secondary Education Act, also known as the No Child Left Behind Act, or NCLB, and its implementation have been criticized by certain representatives of states and schools, including complaints that federal funding is not sufficient to carry out all aspects of NCLB. In April 2005, the National Education Association and nine school districts in Michigan, Texas and Vermont commenced a lawsuit in federal court challenging the statute and asking the court to issue an order declaring (i) that states and school districts are not required to spend non-NCLB funds to comply with NCLB mandates and (ii) that a failure to comply with NCLB mandates for this reason does not provide a basis for withholding any federal funds to which the states or school districts otherwise are entitled under NCLB. If the legislation is repealed, found to be unconstitutional or is amended in a manner that results in reduced state participation in assessment and remediation programs, our revenue and profitability could be adversely affected.

If there is a substantial reduction in the emphasis placed by federal and state governments on assessment and remediation in K-12 education, our business may be adversely affected.
      The success of our test-prep and intervention and K-12 supplemental education businesses depends on the continued use of standardized tests. If the use of standardized tests declines or falls out of favor with educational institutions or state and local governments, the markets for many of our products will deteriorate and our business may be materially adversely affected.

We are dependent on a limited number of suppliers and service providers, and any interruption of supply or services from these vendors could have a material adverse effect on our operations.
      We are dependent on a limited number of suppliers for certain of our product lines, and a limited number of service providers, such as delivery service from United Parcel Service. Any interruption of supply from current vendors or any material increased costs could cause significant delays in the shipment of such products and could have a material adverse effect on our business, financial condition, and results of operations. Increases in freight costs charged to us or inability to ship products, whether real or perceived, could have a material adverse effect on our business, financial condition, and results of operations.

Disruption in our distribution centers could significantly lower our revenues and profitability.
      We currently maintain national distribution centers located in Northborough, Massachusetts and Prince Frederick, Maryland, which are essential to the efficient operation of our national distribution network. Any serious disruption to these distribution centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace the centers. As a result, any such disruption could significantly lower our revenues and profitability.

We are dependent upon a central computer system and if we experience damage, service interruptions or failures in this system, or if our security measures are breached, our customer relationships and our ability to attract new customers may be adversely affected.
      Our business could be interrupted by damage to or disruption of our central computer system from natural disasters, a fire, power loss, hardware or software malfunctions, penetration by computer hackers, terrorist acts, vandalism, sabotage, computer viruses, vendor performance failures or insolvency, and other causes. As a result of any of the foregoing, we may lose data, our relationships with our customers may be impaired, we may lose customers, our ability to attract new customers may be adversely affected and we could be exposed to contractual liability. The precautions that we have taken to protect ourselves from, or minimize the impact of, such events, such as our disaster recovery plans, may not be adequate and we may be unable to recover data used in our operations.

We will incur increased costs as a result of our efforts to comply with the requirements of the Sarbanes-Oxley Act.
      The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. During our audit for the year ended December 31, 2005 we discovered a material weakness concerning our controls related to tax accounting. See Item 9A of this form 10-K for a discussion of this material weakness. In addition, commencing in 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance related issues. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission or the other regulatory authorities, which would require additional financial and management resources.

Future transactions may limit our ability to use our net operating loss carryforwards.
      As of December 31, 2005, we had net operating loss carryforwards, or NOLs, of $99.8 million. These NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. It is possible that a future transactions could cause us to undergo an ownership change. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382.

Item 1B.	Unresolved Staff Comments.
      Not applicable.

Item 2.	Properties.
      The offices of our senior executive management are located in approximately 5,450 square feet of leased space at 10 New King Street, White Plains, New York under a lease that expires in June 2008. As of December 31, 2005 we own a 52,000 square foot office, warehouse and production facility in Prince Frederick, Maryland, which is used by our Library segment and a 16,000 square foot office and warehouse in Merrimack, New Hampshire, which is used by our Test-prep and Intervention segment. We also lease 13 additional office, warehouse and mixed use facilities for our businesses, as summarized in the table below.

Leased Locations	Use	Sq. Ft.	Expiration Date

Units 6 and 7 Victoria Mills, UK(1)	Warehouse/Office	5,591	February 24, 2006
1008 Astoria Blvd, Cherry Hill, NJ(3)	Warehouse/Office	7,480	August 31, 2006
2308 Heinz Road, Iowa City, IA(2)	Warehouse/Office	45,000	September 30, 2006
140 Bugeye Square, Prince Frederick, MD(1)	Warehouse	19,400	November 6, 2006
200 Skipjack Road, Prince Frederick, MD(1)	Warehouse	23,000	November 30, 2006
500 Corporate Parkway, Birmingham, AL(3)	Office	30,248	November 30, 2007
11-13 E. 26th Street, New York, NY(4)	Office	5,500	December 31, 2007
8310 Capital of Tx Hy, Austin, TX(2)	Office	2,910	April, 30, 2008
One Beeman Road, Northborough, MA(5)	Warehouse/Office	150,000	July 31, 2009
136 Madison Avenue, New York, NY(2)	Office	16,500	March 30, 2010
826-828 Broadway, New York, NY(1)	Recording Studios	11,500	August 31, 2010
2080 Cabot Blvd. West, Langhorne, PA(6)	Office	9,955	March 31, 2011
3927 Second Ave., Birmingham, AL(3)	Warehouse	5,000	Month-to-Month

(1)	This property is used by our Library segment.

(2)	This property is used by our Test-prep and Intervention segment.

(3)	This property is used by our Medical Education segment.

(4)	This property is used by our K-12 Supplemental Education segment.

(5)	This property is used by our K-12 Supplemental Education and Test-prep and Intervention segments.

(6)	This property was previously occupied by our Chelsea House business, and is being held for sub-lease.
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

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.
      There is no public trading market for our common stock.
Holders
      As of March 22, 2006, there were approximately 8 holders of record of our common stock.
Dividends
      We have never declared or paid a cash dividend on our common stock, and we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
      See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities
      During the period covered by this report, we granted options to purchase an aggregate of 254,000 shares of our common stock to employees under our Restated 2000 Stock Option and Grant Plan, at a weighted average exercise price of $1.12 per share. The options generally vest over 3 years. During the period covered by this report, 8,300 shares of our common stock were issued pursuant to option exercises. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Act, as a transaction by an issuer not involving a public offering.

Item 6.	Selected Financial Data.
      The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2005, which has been derived from our consolidated financial statements audited by Ernst & Young LLP, our independent registered public accounting firm. When you read our selected historical consolidated financial data, it is important for you to read it along with our audited consolidated financial statements, the notes to those audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(Dollars in thousands)
Consolidated Statements of Operations Data(1):
Revenue:
K-12 Supplemental Education	$41,948	$42,656	$44,763	$48,450	$43,096
Test-prep and Intervention	19,479	21,682	25,171	34,421	64,501
Library	51,964	65,451	61,137	68,878	76,626
Medical Education	16,441	18,297	18,188	19,144	26,262

Total revenue	129,832	148,086	149,259	170,893	210,485
Cost of goods sold	39,198	46,424	45,925	52,998	60,864
Selling, general and administrative expense(2)	61,171	59,826	61,751	74,300	94,527
Amortization of pre-publication costs(3)	4,921	5,311	6,835	9,106	13,150
Depreciation and amortization	12,237	1,945	2,099	2,954	5,038

Income from operations	12,305	34,580	32,649	31,535	36,906
Interest expense and other(4)(5)	21,984	19,298	34,226	50,328	76,357

(Loss) income from continuing operations	$(9,679)	$15,282	$(1,577)	$(18,793)	$(39,451)
(Loss) income from discontinued operations	(27,413)	5,576	(289)	(3,788)	(4,976)
Cumulative effect of accounting change(6)	—	(48,610)	—	—	—

Net loss	$(37,092)	$(27,752)	$(1,866)	$(22,581)	$(44,427)

Other Financial Data:
EBITDA(7)	$29,463	$41,836	$41,583	$43,595	$55,094
Additions to pre-publication costs(3)	8,430	8,806	10,833	12,163	21,877
Additions to property and equipment	3,073	1,787	2,815	3,248	3,831
Interest expense(5)	20,024	17,993	19,928	48,194	59,328
Net cash provided by (used in):
Operating activities	18,180	41,075	30,026	21,233	24,491
Investing activities	(25,226)	(10,594)	(6,079)	(93,306)	(29,483)
Financing activities	16,859	(23,214)	6,798	116,569	(1,802)
Ratio of earnings to fixed charges(8)	—	1.4	—	—	—

	As of December 31,

	2001	2002	2003	2004	2005

	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,484	$2,701	$32,389	$78,581	$69,592
Working capital	57,459	16,630	49,588	94,647	76,483
Total assets	280,947	231,236	265,522	399,703	400,491
Total debt(5)	214,951	200,596	239,750	492,848	520,743
Redeemable preferred stock(5)	109,410	126,191	143,663	36,882	39,930
Total stockholders’ deficit	(90,954)	(135,435)	(156,354)	(181,443)	(229,148)

(1)	Our consolidated statements of operations data includes the results of operations of our acquired businesses beginning on the date of acquisition. Beginning with the quarter ended March 31, 2005, we re-organized our segment financial reporting. Prior periods have been restated to conform to the current presentation. Additionally, the operations of Chelsea House, which was discontinued in the third quarter of 2005, have been removed from K-12 Supplemental Education segment for all periods presented (See Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(2)	Selling, general and administrative expense is a summary of the following captions from our consolidated statement of operations: marketing and sales, fulfillment and distribution, general and administrative, and restructuring. For the years ended December 31, 2001 and December 31, 2002, our selling, general and administrative expense includes non-recurring and restructuring and restructuring related charges of $2.9 million and $(0.1) million, respectively, related to severance accruals and warehouse and information technology expenses. For the year ended December 31, 2003, our selling, general and administrative expense includes restructuring and restructuring related charges of $2.0 million, relating to the consolidation of the warehousing, customer service and order fulfillment functions of our Sundance/ Newbridge and Triumph Learning businesses. For the years ended December 31, 2004 and 2005, our selling, general and administrative expense includes restructuring and restructuring related charges of $0.4 million and $0.4 million, respectively, relating to IT system implementation costs at our Recorded Books and Triumph Learning businesses.

(3)	We capitalize and amortize the pre-publication costs associated with the development of our new products. These costs primarily include author fees under work-for-hire agreements (excluding royalties), the costs associated with artwork, photography and master tapes, other external creative costs, internal editorial staff costs and pre-press costs that are directly attributable to the product. Also included is the intangible value assigned to the backlist of acquired companies. These capitalized pre-publication and intangible costs are amortized over the anticipated life of the product, for a period not exceeding five years.

(4)	For the year ended December 31, 2003, our interest expense and other expense includes a redemption premium of $9.2 million incurred in connection with our redemption of subordinated debt with proceeds from our August 20, 2003 refinancing. For the year ended December 31, 2005 our interest expense and other includes deferred income tax expense of $14.8 million. Prior to the Chelsea House disposition the deferred taxes related to goodwill were in an asset position that was fully reserved and resulted in no deferred income tax expense. With the Chelsea House disposition during the third quarter of 2005, our tax basis in goodwill exceeded our book value creating a deferred tax liability that could not be used to offset our other deferred tax assets which resulted in an increase in the deferred tax valuation allowance.

(5)	On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We adopted SFAS No. 150 as of January 1, 2004. The adoption of SFAS No. 150 requires that our Series B senior preferred stock be classified as debt on our consolidated balance sheet because it is mandatorily redeemable at a fixed and determinable date. Dividends and accretion related to the Series B senior preferred stock of $16.1 million, which previously have been recorded after net income (loss) as a charge in determining net income (loss) available to common stockholders, has been charged to interest expense since the January 1, 2004 adoption of this standard. Our Series A preferred stock and Series C preferred stock, which are redeemable beginning in the year 2019 and 2012, respectively, are redeemable at the option of the holders and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to our Series A preferred stock or Series C preferred stock. However, in accordance with SEC accounting guidance the Series A preferred stock and Series C preferred stock have been treated as mezzanine equity.

(6)	On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, amortization of intangible assets considered to have indefinite lives, such as goodwill, is no longer required. Accordingly, we ceased amortization of goodwill and other indefinite lived intangible assets on that date. Under SFAS No. 142, goodwill and other indefinite lived intangible assets are subject to impairment tests, both at the date of initial adoption of SFAS No. 142 and annually thereafter. In addition, goodwill is required to be tested at interim times if there is indication of impairment. We performed the initial impairment test as of January 1, 2002 and recorded a goodwill writedown of $48.6 million, which is presented in our consolidated statements of operations as a cumulative effect of accounting change. We performed the annual impairment test on October 1, 2005, and determined that the carrying value of our goodwill and other indefinite lived intangible assets at that date were not impaired.

(7)	We define “EBITDA” as net income (net loss) before interest, taxes, depreciation, amortization, discontinued operations and cumulative effect of a change in accounting for goodwill. We present EBITDA because we believe that EBITDA provides useful information regarding our operating results. We rely on EBITDA as a primary measure to review and assess the operational performance of our company and our management team in connection with executive compensation and bonus plans. We also use EBITDA to compare our current operating results with corresponding historical periods and with the operating performance of other publishing companies and for evaluating acquisition targets. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe it can assist investors in comparing our performance to that of other publishing companies on a consistent basis without regard to depreciation, amortization, interest, taxes, and cumulative effects of accounting changes and discontinued operations that do not directly affect our operations.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income (net loss), cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States. Some of the limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capitalized pre-publication costs;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements and

•	Other companies in our industry may calculate EBITDA differently than we do, thereby limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA on a supplementary basis. See our consolidated statements of operations and our consolidated statement of cash flows included in our financial statements included elsewhere in this annual report on Form 10-K. The following table reconciles our net loss to EBITDA for the periods presented:

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(Dollars in thousands)
Reconciliation of net loss to EBITA (1):
Net loss	$(37,092)	$(27,752)	$(1,866)	$(22,581)	$(44,427)
Cumulative effect of accounting change	—	48,610	—	—	—
Net loss (income) from discontinued operations	27,413	(5,576)	289	3,788	4,976
Interest expense and other, including income taxes	21,984	19,298	34,226	50,328	76,357

Income from operations	12,305	34,580	32,649	31,535	36,906
Amortization of pre-publication costs	4,921	5,311	6,835	9,106	13,150
Depreciation and amortization of intangibles	12,237	1,945	2,099	2,954	5,038

EBITDA	$29,463	$41,836	$41,583	$43,595	$55,094

(8)	The “ratio of earnings to fixed charges” is an analytical tool used to assist investors in evaluating a company’s ability to meet the interest requirements of debt securities or the dividend requirements of preferred stock. Earnings for the purpose of this calculation are defined as pretax income before the effects of discontinued operations, extraordinary items and the cumulative effect of accounting change. Fixed charges are defined as the sum of interest expense, amortization of deferred financing costs, and the interest portion of rental expense. For the year ended December 31, 2003, interest expense includes $3.2 million of charges for the write off of deferred financing costs associated with our August 20, 2003 financing and a redemption premium of $9.2 million incurred in connection with our redemption of subordinated debt with proceeds from our August 20, 2003 refinancing. For the years ended December 31, 2001, 2003, 2004, and 2005 earnings were inadequate to cover fixed charges by $9.7 million, $1.6 million, $18.8 million and $24.3 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
      We are a leading developer and publisher of products for the K-12 education, library and medical education markets. Our products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. Our high quality products are sold primarily to schools, libraries and medical professionals and we believe have leading positions in the three markets and four segments we serve.

•	K-12 Education:

•	K-12 Supplemental Education: We publish supplemental reading materials for the kindergarten through eighth grade, or K-8, market under the well-recognized imprints Sundance Publishing and Newbridge Educational Publishing, and we also offer non-proprietary supplemental reading and literature products for the K-12 market. During 2005, we sold the assets of our Chelsea House imprint which had previously been included within the K-12 Supplemental Education segment; these results have been reclassified as a discontinued operation for all periods presented.

•	Test-prep and Intervention: We publish state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and

Buckle Down. We also offer skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.

•	Library: We publish unabridged audiobooks and other products for adults and children, under the Recorded Books brand, and market these titles, as well as selected non-proprietary audiobooks and other products, primarily to public libraries and schools.

•	Medical Education: We publish audio-based continuing medical education, or CME, materials for doctors and other health care professionals under the Oakstone Publishing imprint and self-study CME courses under our CMEinfo imprint. We also publish personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Bestbrands .
Business Segments
      Beginning with the quarter ended March 31, 2005, we re-organized our segment financial reporting into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library; and Medical Education.
      K-12 Supplemental Education. Our K-12 Supplemental Education segment publishes supplemental reading materials for the kindergarten through 8th grade market and literary, biographical and topical books published in series for school libraries. It also markets non-proprietary, supplemental reading products and literature for the K-12 market. This segment is comprised of our Sundance/ Newbridge imprints.
      Test-prep and Intervention. Our Test-prep and Intervention segment publishes state-specific test preparation materials for K-12 state-specific competency tests and proprietary instructional materials with the focus on students in kindergarten through 8th grade, who need more help after using textbooks. This segment is comprised of our Triumph Learning, Buckle Down Publishing and Options Publishing imprints.
      Library. Our Library segment publishes unabridged audiobooks and other products for adults and children and markets these titles, as well as non-proprietary audiobooks and other products, to public libraries and schools. This segment is comprised of our Recorded Books business.
      Medical Education. Our Medical Education segment publishes and markets to doctors and dentists, subscription based continuing education materials on a variety of medical, dental and allied health specialty topics and publishes and markets subscription based wellness information, such as newsletters and calendars, to companies seeking to improve employee awareness of health and wellness issues. This segment is comprised of our Oakstone Publishing business.
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
      Cost of goods sold is recognized when the related revenue is recognized and primarily consists of paper, media, printing, binding and duplication and author royalty expenses.

Pre-Publication Costs
      We capitalize the costs associated with the development of our new products. These costs primarily include author fees under work-for-hire agreements (excluding royalties), the costs associated with artwork, photography and master tapes, other external creative costs, internal editorial staff costs and pre-press costs that are directly attributable to the products. These costs are tracked at the product title or product series level and are amortized beginning in the month the product is introduced to market. These costs are amortized over the estimated life cycle of the book or product, based upon the sales performance of similarly existing products that are sold in the same business segment, for periods ranging from eighteen months to five years. The amortization rate is determined by the expected annual performance during the life cycle and, accordingly, in many cases an accelerated amortization method is utilized. Costs determined to be unrecoverable are written off. A write-off occurs most often when sales of a product are lower than anticipated or when a later version of the product is released. In addition, life cycles are periodically monitored for changes in length or rate of sales during the life cycle. When changes are significant, the amortization rate and period are adjusted.

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
      Under SFAS No. 142, goodwill and other indefinite lived intangible assets are subject to an annual impairment test as well as an interim test if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The goodwill impairment test is a two-step process. First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is taken for the difference. For purposes of estimating the fair value of the reporting unit, we use a discounted cash flow approach, since our common stock is not publicly traded and a quoted market price is unavailable.

Direct Response Advertising Costs
      Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability is evaluated on a product-by-product basis at the campaign level. The life and amortization rate are determined by historical experience with similar products at the same business. Generally, greater than 80% of direct mail costs are amortized in the first year, with all costs being amortized over lives ranging from 12-18 months. The sole exception to this policy is the direct mail costs relating to the Oakstone subscription business which are amortized on an accelerated basis over the estimated life of the subscriber for up to five years. For these subscription products, the life is based on the original subscription period plus anticipated subsequent renewal periods. The rate of amortization is based on the expiration and cancellation rate of subscribers for similar subscription products.
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
      We account for stock options by following the fair value method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the fair value method, compensation expense for options is measured at the grant date based on the value of the award as determined using the minimum value option valuation model and is recognized over the vesting period of the grant. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends FASB No. 95, “Statement of Cash Flows.” Generally, the approach to accounting in SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective adoption to January 1, 2006 for calendar year-end companies. The Company adopted SFAS No. 123 effective January 1, 2002, and will continue to apply the minimum-value method in future periods to awards outstanding prior to January 1, 2006 which will be the date upon which the Company will adopt SFAS No. 123(R). All awards granted, modified or settled after the date of adoption shall be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123(R). We do not expect that the adoption of SFAS No. 123(R) will have a material impact on our reported results of operations and financial position and will have no impact on our reported operating cash flows.

Income Taxes
      We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. A history of generating taxable income is required in order to substantiate the recording of a net tax asset. Because we have not yet generated taxable income, we have placed a 100% valuation allowance on our net tax benefits. We will re-evaluate the deferred tax valuation allowance based on future earnings. Our federal and state operating loss carryforwards at December 31, 2005 were $99.8 million expiring through 2025.

Redeemable Capital Stock
      We account for our series B redeemable preferred stock in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The series B redeemable preferred stock is mandatorily redeemable on December 10, 2011, at its original face value, plus any accrued but unpaid dividends. The series A preferred stock and series C preferred stock are redeemable at the option of the holders thereof beginning on December 31, 2019 and April 15, 2012, respectively, and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the series A preferred stock or series C preferred stock.
Recent Developments
      On February 21, 2006, we announced that Eugene Davis was elected to our Board of Directors, effective January 20, 2006. Mr. Davis is the Chairman and Chief Executive Office of Pirinate Consulting Group, L.L.C., a privately — held consulting firm that specializes in strategic planning advisory services for public and private business entities.
      On January 31, 2006, we received notice from holders of our Series B Senior Preferred Stock purporting to exercise the right of the Series B Senior Preferred stock to elect a director. The terms of the Series B Senior Preferred Stock provide that, if after December 10, 2004 the company fails to pay four consecutive quarterly dividends for any reason, the holders of the Series B Senior Preferred Stock shall be entitled to elect one director to serve on our Board of Directors. As previously disclosed, we have elected not to pay cash dividends on the Series B Senior Preferred Stock as we are restricted from making such payments pursuant to the terms of our 12 1/2% senior discount notes. On February 21, 2006, based on supplemental evidence provided to us by and on behalf of the holders of the Series B Senior Preferred Stock making such election, we determined that an election was validly made by written consent, effective January 20, 2006, in accordance with our certificate of incorporation and by — laws.

Results of Operations
      The following table summarizes our historical results of operations and the percentage of total revenue represented by each category for the years presented:

	Year Ended December 31,

	2003		2004		2005

	(Dollar amounts in thousands)
Revenue
K-12 Supplemental Education(1)	$44,763	30.0%	$48,450	28.4%	$43,096	20.5%
Test-Prep and Intervention(2)	25,171	16.9%	34,421	20.1%	64,501	30.6%
Library	61,137	40.9%	68,878	40.3%	76,626	36.4%
Medical Education(3)	18,188	12.2%	19,144	11.2%	26,262	12.5%

Total revenue	149,259	100.0%	170,893	100.0%	210,485	100.0%
Cost of goods sold	45,925	30.8%	52,998	31.0%	60,864	28.9%
Selling, general and administrative expense:
Marketing and sales	32,903	22.0%	38,820	22.7%	52,491	24.9%
Fulfillment and distribution	10,511	7.0%	13,295	7.8%	16,083	7.7%
General and administrative	17,100	11.6%	22,185	13.0%	25,953	12.4%
Restructuring charges	1,237	0.8%	—	—%	—	0.0%

Total Selling, general and administrative expense	61,751	41.4%	74,300	43.5%	94,527	45.0%
Amortization of pre-publication costs	6,835	4.6%	9,106	5.3%	13,150	6.2%
Depreciation/ amortization of intangibles	2,099	1.3%	2,954	1.7%	5,038	2.4%

Income from continuing operations	$32,649	21.9%	$31,535	18.5%	$36,906	17.5%

(1)	The results of operations of K-12 Supplemental Education excludes the results of operations of Chelsea House Publishing for all periods presented. We sold the Chelsea House Publishing business on August 9, 2005.

(2)	The results of operations of Test-Prep and Intervention include the results of operations of Buckle Down Publishing prospectively from its acquisition date of April 15, 2004 and the results of operations of Options Publishing prospectively from its acquisition date of December 2, 2004.

(3)	The results of operations of Medical Education include the results of operations of Scott Publishing prospectively from its acquisition date of April 14, 2005 and the results of operations of CMEinfo prospectively from its acquisition date of June 17, 2005.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004
      The following table summarizes the results of operations and the percentage of total revenue represented by each category for the year ending December 31, 2005 and 2004:

	2005

	Years Ended December 31,

			2004

	)
	(Dollar amounts in thousands
Revenue
K-12 Supplemental Education(1)	$43,096	20.5%	$48,450	28.4%
Test-Prep and Intervention(2)	64,501	30.6%	34,421	20.1%
Library	76,626	36.4%	68,878	40.3%
Medical Education(3)	26,262	12.5%	19,144	11.2%

Total Revenue	210,485	100.0%	170,893	100.0%
Cost of goods sold	60,864	28.9%	52,998	31.0%
Selling, general and administrative expenses:
Marketing and sales	52,491	24.9%	38,820	22.7%
Fulfillment and distribution	16,083	7.7%	13,295	7.8%
General and administrative	25,953	12.4%	22,185	13.0%

Total selling, general and administrative expenses	94,527	45.0%	74,300	43.5%
Amortization of pre-publication costs	13,150	6.2%	9,106	5.3%
Depreciation/amortization of intangibles	5,038	2.4%	2,954	1.7%

Income from continuing operations	36,906	17.5%	$31,535	18.5%
Interest expense	59,328	28.2%	48,194	28.2%
Other expenses and tax provision	17,029	8.0%	2,134	1.3%

Loss before discontinued operations	(39,451)	(18.7%)	(18,793)	(11.0)%
Loss from discontinued operations	(4,976)	(2.4)%	(3,788)	(2.2)%

Net loss	$(44,427)	(21.1%)	$(22,581)	(13.2)%

(1)	The results of operations of K-12 Supplemental Education excludes the results of operations of Chelsea House Publishing for all periods presented. We sold the Chelsea House Publishing business on August 9, 2005.

(2)	The results of operations of Test-Prep and Intervention include the results of operations of Buckle Down Publishing prospectively from its acquisition date of April 15, 2004 and the results of operations of Options Publishing prospectively from its acquisition date of December 2, 2004.

(3)	The results of operations of Medical Education include the results of operations of Scott Publishing prospectively from its acquisition date of April 14, 2005 and the results of operations of CMEinfo prospectively from its acquisition date of June 17, 2005.
Revenue
      Our total revenue increased $39.6 million, or 23.2%, to $210.5 million for the year ended December 31, 2005, from $170.9 million for the year ended December 31, 2004. This revenue increase reflects the acquisitions of Buckle Down Publishing acquired in April 2004, Options Publishing acquired in December 2004, Scott Publishing acquired in April 2005 and CMEinfo acquired in June 2005, which are included in our financial statements prospectively from their respective date of acquisition. Excluding the acquisitions of Buckle Down Publishing and Options Publishing, revenue increased $13.0 million, or 7.9% , for the year ended December 31, 2005.

      K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment declined $5.4 million, or 11.1%, to $43.1 million for the year ended December 31, 2005, from $48.5 million for the year ended December 31, 2004. Our Sundance/ Newbridge business, which represents 100% of this segment, competes in the K-12 market for classroom materials. This market’s competitors include other supplemental educational publishers such as Harcourt Achieve and National Geographic, as well as basal textbook publishers, such as McGraw Hill and Houghton Mifflin, which are generally much larger. We believe a significant percentage of all basal textbook programs are purchased for the classroom through a state-wide and state organized “adoption” process, thus resulting in multi-million dollar textbook purchase contracts for the winning basal publisher or publishers. The year ended December 31, 2005 was a period reflecting a substantial increase in basal adoptions, with the Association of American Publishers reporting better than an overall 12% growth in basal textbooks sales. We believe this increase in basal program adoptions in 2005 had a significant effect on funds available for other classroom materials, including products offered by our Sundance/ Newbridge business. In addition, we believe, in 2005, the basal textbook publishers also increased the marketing of supplemental education products which are directly competitive with Sundance/ Newbridge and other supplemental publishers. We also believe this challenging competitive environment for Sundance/ Newbridge is likely to continue in 2006 to some extent.
      Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $30.1 million, or 87.4%, to $64.5 million for the year ended December 31, 2005, from $34.4 million for the year ended December 31, 2004. This revenue increase reflects the acquisitions of Buckle Down Publishing acquired in April 2004 and Options Publishing acquired in December 2004. Excluding the acquisitions of Buckle Down Publishing and Options Publishing, revenue increased $3.5 million, or 12.9%, for the year ended December 31, 2005, representing the performance of our Triumph Learning product line. While operating in the same broader K-12 classroom materials market as Sundance/ Newbridge, Triumph Learning, as well as Buckle Down, publish and market test-preparation study materials to a discrete customer niche of this overall market. A substantial provision of the federal government’s No Child Left Behind act (“NCLB”) is that states must implement, for the 2005-2006 school year, increased standardized testing across many grades levels. It is these state standardized tests in reading, math and science which are the subject of Triumph Learning’s and Buckle Down’s test-prep study materials. To comply with the requirements of NCLB, many states have created and implemented new standardized tests for the 2005-2006 school year. Triumph Learning, as well as Buckle Down, responded to this trend by publishing new test-prep study materials corresponding to these new tests for many but not all states, resulting a significant increase in Triumph Learning’s pre-publication costs in 2005. For the nine months ended September 30, 2005, generally reflecting the period prior to the start of the 2005-2006 school year, Triumph Learningrevenue was down slightly compared with the comparable 2004 period. Fourth quarter 2005 revenue for Triumph Learning increased $3.6 million, or 54.3%, compared with the fourth quarter 2004, reflecting the first full quarter of performance within the 2005-2006 school year. For the fourth quarter 2005, Buckle Down reported a revenue increase of $1.8 million, or 110.1%, compared with the fourth quarter 2004, reflecting the same factors. We anticipate Triumph Learning and Buckle Down will continue to benefit in 2006 from these market factors.
      Library. Revenue for the Library segment, representing the results of our Recorded Books business, increased $7.7 million, or 11.2%, to $76.6 million for the year ended December 31, 2005, from $68.9 million for the year ended December 31, 2004. Recorded Books publishes unabridged audiobooks and other audio based products in both CD and audiocassette formats, which it markets to the public library, school, retail and consumer markets, with sales to public libraries accounting for 68.4% of 2005 revenue. For 2005, revenue growth was experienced in the public library, school, retail and consumer channels, while the travel center channel, representing less than 5% of revenue, reported a decline. For the nine months ended September 30, 2005, Recorded Books reported revenue growth of 16.4%, driven by strong demand in the core public library channel for our traditional unabridged audiobooks. For the fourth quarter 2005, Recorded Books reported a 3.0% revenue decline, compared with the fourth quarter 2004, driven by a decline in sales to the public library channel, resulting primarily from a softening of product demand in the channel for the period, as well as certain new library facility start-up orders fulfilled in the fourth quarter 2004. We believe the trends experienced in the fourth quarter 2005 will likely moderate 2006 growth for Recorded Books as compared to the strong 2005 performance.

      Medical Education. Revenue for the Medical Education segment increased $7.1 million, or 37.2%, to $26.3 million for the year ended December 31, 2005, from $19.1 million for the year ended December 31, 2004. Revenue for the year ended December 31, 2005 includes our newly acquired Scott Publishing and CMEinfo businesses from their acquisition dates. Both Scott Publishing and CMEinfo were consolidated into Oakstone’s Birmingham headquarters in 2005, resulting in meaningful overhead cost savings. Revenue for the existing Oakstone Medical and Wellness product lines increased $0.7 million, or 3.8%, period over period resulting entirely from increased demand for wellness newsletters and related products. Our Oakstone Medical product line was essentially flat for 2005, reflecting the mature but stable nature of this business. Oakstone Medical, the first business Haights Cross acquired, which publishes continuing medical products (CME) for 54 medical, allied health and dental specialties, has since its acquisition in March 1997 expanded its core product offerings to the most feasible markets. While the opportunities for growth for the core Oakstone Medical product line may be somewhat limited, as they are sold on a subscription basis with renewal rates exceeding 70%,we believe there is a high element of stability. Oakstone Medical continues to pursue new product lines, including its acquisition of CMEinfo which offers video-based medical board review products, and with continued increased demand for wellness product anticipated, we expect Oakstone to perform well in 2006.
Cost of Goods Sold
      Our total cost of goods sold increased $7.9 million, or 14.8%, to $60.9 million for the year ended December 31, 2005 from $53.0 million for the year ended December 31, 2004 due to the increased volume. Cost of goods sold as a percentage of revenue decreased to 28.9% from 31.0% period over period, primarily reflecting a relative decline in sales of non-proprietary distributed products, which carry a higher cost of product acquisition, as compared to proprietary products.
      K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $1.6 million, or 12.8%, to $10.9 million for the year ended December 31, 2005 from $12.5 million for the year ended December 31, 2004 due to the decline in volume. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment decreased slightly to 25.4% from 25.9% period over period.
      Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $5.7 million, or 72.3%, to $13.5 million for the year ended December 31, 2005 from $7.8 million for the year ended December 31, 2004, primarily due to the acquisitions of Buckle Down Publishing and Options Publishing. Excluding these acquisitions, costs of goods sold increased $0.9 million resulting from increased sales of our existing Triumph Learning product. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 21.0% from 22.8% period over period, primarily due to the change in product mix caused by the addition of the higher margin Options Publishing product line.
      Library. Cost of goods sold for the Library segment increased $1.1 million, or 4.2%, to $28.6 million for the year ended December 31, 2005 from $27.5 million for the year ended December 31, 2004 due to the volume increase. Cost of goods sold as a percentage of revenue decreased to 37.4% from 39.9% period over period, due principally to a favorable product mix primarily from our core public library business, as well as savings from improved duplication processes and materials costs.
      Medical Education. Cost of goods sold for the Medical Education segment increased $2.7 million, or 51.6%, to $7.8 million for the year ended December 31, 2005 from $5.1 million for the year ended December 31, 2004 due to the acquisitions of Scott Publishing and CMEinfo. Cost of goods sold as a percentage of revenue increased to 29.7% from 26.9% period over period, primarily due to the impact of product mix due to the lower margins from the Scott Publishing product line. In addition, margin was affected negatively by the impact of acquisition accounting, whereby deferred revenue is recognized on subscription products sold prior to the acquisition at a discount approximating the product costs. This impact is anticipated to diminish during 2006 as more of the revenue is recognized from sales made after the acquisition.

Selling, General & Administrative Expense
      Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $20.2 million, or 27.2%, to $94.5 million for the year ended December 31, 2005 from $74.3 million for the year ended December 31, 2004. Our total selling, general and administrative expense as a percentage of revenue increased to 45.0% from 43.5%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased overall spending across our business segments on sales and marketing efforts and increased consulting costs incurred for financial advisory services and in complying with the Sarbanes-Oxley Act.
      K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $0.5 million, or 2.2%, to $20.6 million for the year ended December 31, 2005 from $21.0 million for the year ended December 31, 2004. The decrease was primarily due to lower commission and bonus expenses that resulted from the decline in revenue and profitability. Fulfillment and distribution costs also decreased from the prior year due to the lower volume. Selling, general and administrative expenses as a percentage of revenue for the K-12 Supplemental Education segment increased to 47.8% from 43.4% period over period. This increase is due to greater overall spending on sales and marketing efforts and the impact of a decline in sales on non-variable sales and marketing and general and administrative costs.
      Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $13.3 million, or 86.0%, to $28.7 million for the year ended December 31, 2005 from $15.4 million for the year ended December 31, 2004, due primarily to the inclusion of acquisition of Options Publishing and Buckle Down Publishing. Excluding these acquisitions, selling, general and administrative expense increased $1.0 million, resulting from an increased emphasis sales and marketing efforts at Triumph Learning.. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment decreased slightly to 44.5% from 44.8% period over period.
      Library. Selling, general and administrative expense for the Library segment increased $2.6 million, or 12.0%, to $24.6 million for the year ended December 31, 2005 from $22.0 million for the year ended December 31, 2004. The increase was primarily due to volume driven sales and marketing, and fulfillment and distribution expenses. In addition, a favorable bad debt adjustment in 2004 was not repeated in 2005. Selling, general and administrative expense as a percentage of revenue increased slightly to 32.1% from 31.9% period over period, primarily due to higher overall spending on sales and marketing efforts.
      Medical Education. Selling, general and administrative expense for the Medical Education segment increased $4.3 million, or 44.5%, to $13.8 million for the year ended December 31, 2005 from $9.6 million for the year ended December 31, 2004. Selling, general and administrative expense as a percentage of revenue increased to 52.6% from 49.9% period over period. The increase is primarily due to the incremental and transitional expenses from the Scott Publishing and CMEinfo acquisitions. We do not expect these transitional expenses to continue into 2006.
      Corporate. Our corporate general and administrative expense increased $0.5 million, or 8.4%, to $6.8 million for the year ended December 31, 2005 from $6.3 million for the year ended December 31, 2004. The increase is primarily due to increased legal, accounting and financial advisory fees including $0.8 million of Sarbanes Oxley implementation consulting expenses.
Amortization of pre-publication costs
      Amortization of pre-publication costs increased $4.0 million to $13.1 million for the year ended December 31, 2005, from $9.1 million for the year ended December 31, 2004. The increase was a result of increased product development spending and incremental amortization expense from the publishing assets acquired in the Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo acquisitions. As investments in new products increased to $21.9 million for 2005 from $12.2 million for 2004, and with an increased investment level anticipated in 2006, amortization of pre-publication costs will reflect the flow-thru effect of these increased investment levels.
Depreciation Expense and Amortization of Intangibles
      Depreciation expense and amortization of intangibles increased $2.1 million to $5.0 million for the year ended December 31, 2005, from $3.0 million for the year ended December 31, 2004. The increase was primarily due to amortization expense from the intangible assets added in the Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo acquisitions. This higher level of depreciation and amortization will continue in 2006.
Interest Expense
      Interest expense increased $11.1 million, to $59.3 million for the year ended December 31, 2005 from $48.2 million for the year ended December 31, 2004. This increase was primarily due to interest from the December 2004 11 3/4% senior notes and new senior secured term loan borrowings. To a lesser extent we were also impacted by increasing interest rates on our senior secured term loans which are floating rate instruments. Our total outstanding debt increased from $492.8 million as of December 31, 2004 to $520.7 million as of December 31, 2005. The increase in outstanding debt is a result of the accretion on the Series B preferred stock and amortization of the discount on the 12 1/2% senior discount notes.
      Cash interest expense increased $6.8 million to $30.3 million for the year ended December 31, 2005 from $23.5 million for the year ended December 31, 2004. The increase in cash interest was due to additional debt incurred in the December 2004 11 3/4% senior notes and new senior secured term loan borrowings. Our cash interest bearing outstanding debt at book value was $300.1 million as of December 31, 2005 compared to $301.9 million as of December 31, 2004.
      Interest expense consists of the following:

	Year Ended
	December 31,

	2005	2004

	(In thousands)
Interest expense:
Senior secured term loans	$9,945	$6,596
11 3/4% senior notes	19,974	16,600
12 1/2% senior discount notes — non-cash	10,605	8,617
Series B senior preferred stock — non-cash	18,463	16,115
Other	383	305

Total interest expense	59,370	48,233
Less: capitalized interest	42	39

Net Interest expense	$59,328	$48,194

      We have outstanding $127.5 million in senior secured term loans which bear interest at rates between 7.84% and 8.84% as of December 31, 2005. The blended weighted average interest rate on the senior secured term loans was 7.55% for the year ended December 31, 2005.
Discontinued Operations
      The assets of Chelsea House Publishers were sold on August 9, 2005 for $9.0 million in cash. A $0.9 million loss on the sale was recorded. Operating losses from Chelsea House for the years ended December 31, 2005 and 2004 were $2.1 million and $3.7 million, respectively. In addition to the Chelsea House disposition and operating results, losses were also recorded from the write down of the $3.0 million note received in the July 2002 sale of Triumph Learning College in 2005 and 2004. The losses from the write down of the note totaled $0.3 million and $1.7 million for the years ended December 31, 2005 and 2004, respectively.
Provision for Income Taxes
      For the year ended December 31, 2005 our provision for income taxes includes deferred tax expense of $14.8 million. Prior to the Chelsea House disposition the deferred taxes related to goodwill were in an asset position that was fully reserved and resulted in no deferred income tax expense. With the Chelsea House disposition during the third quarter of 2005, our tax basis in goodwill was less than our book value creating a deferred tax liability that could not be used to offset our other deferred tax assets which resulted in an increase in the deferred tax valuation allowance.
Net Loss
      Net loss for the year ended December 31, 2005 increased $21.8 million to $44.4 million from $22.6 million for the year ended December 31, 2004. The increase in the net loss was primarily due to the $11.1 million increase in interest expense for the year and $14.8 million of deferred taxes, partially offset by the $5.4 million increase in income from operations.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      The following table summarizes the results of operations and the percentage of total revenue represented by each category for the years ended December 31, 2004 and 2003

	2004

	Year Ended December 31,

			2003

	)
	(Dollar amounts in thousands
Revenue
K-12 Supplemental Education(1)	$48,450	28.4%	$44,763	30.0%
Test-prep and Intervention(2)	34,421	20.1%	25,171	16.9%
Library	68,878	40.3%	61,137	40.9%
Medical Education	19,144	11.2%	18,188	12.2%

Total Revenue	170,893	100.0%	149,259	100.0%
Cost of goods sold	52,998	31.0%	45,925	30.8%
Selling, general and administrative expenses:
Marketing and sales	38,820	22.7%	32,903	22.0%
Fulfillment and distribution	13,295	7.8%	10,511	7.0%
Restructuring charges	—	0.0%	1,237	0.8%
General and administrative expense	22,185	13.0%	17,100	11.6%

Total selling, general and administrative expenses	74,300	43.5%	61,751	41.4%
Amortization of pre-publication costs	9,106	5.3%	6,835	4.6%
Depreciation/ amortization of intangibles	2,954	1.7%	2,099	1.3%

Income from continuing operations	31,535	18.5%	32,649	21.9%
Interest expense	48,194	28.2%	19,928	13.4%
Redemption premium	—	0.0%	9,236	6.2%
Other expenses and tax provision	2,134	1.3%	5,062	3.4%

Loss before discontinued operations	(18,793)	(11.0)%	(1,577)	(1.1)%
Loss from discontinued operations	(3,788)	(2.2)%	(289)	(0.2)%

Net loss	$(22,581)	(13.2)%	$(1,866)	(1.3)%

(1)	The results of operations of K-12 Supplemental Education excludes the results of operations of Chelsea House Publishing for all periods presented. We sold the Chelsea House Publishing business on August 9, 2005.

(2)	The results of operations of Test-Prep and Intervention include the results of operations of Buckle Down Publishing from its acquisition date of April 15, 2004 and the results of operations of Options Publishing from its acquisition date of December 2, 2004.
Revenue
      Our total revenue increased $21.6 million, or 14.5%, to $170.9 million for the year ended December 31, 2004, from $149.3 million for the year ended December 31, 2003. Excluding the acquisitions of Buckle Down Publishing and Options Publishing, revenue increased $14.1 million, or 9.4%, for the year ended December 31, 2004.
      K-12 Supplemental Education. Revenue from the K-12 Supplemental Education segment increased $3.7 million, or 8.2%, to $48.5 million for the year ended December 31, 2004, from $44.8 million for the year ended December 31, 2003. The key components of the growth were Sundance’s new Reading Powerworks and Wonder Books series both introduced in the fourth quarter of 2003, the continued success of the Newbridge Early Science series and district-level sales as a result of spending related to “Reading First” federal funding.
      Test-prep and Intervention. Revenue from the Test-prep and Intervention segment increased $9.3 million, or 36.8%, to $34.4 million for the year ended December 31, 2004, from $25.2 million for the year ended December 31, 2003, reflecting the inclusion of Buckle Down and Options Publishing. Revenue at Triumph Learning increased $8.5 million, or 33.9%, to $33.7 million for the year ended December 31, 2004, from $25.2 million for the year ended December 31, 2003. This increase was primarily due to the additional $6.8 million of revenue from the newly acquired Buckle Down Publishing. Excluding the impact of Buckle Down Publishing, revenue at Triumph Learning increased $1.7 million, or 6.7%, attributed to strong first half 2004 sales of skills-based and practice products, the newly introduced CD ROM assessment product, and state specific test-preparation products. These gains were offset by slowing demand in the second half of 2004 in anticipation of new tests and new test-preparation products in the second half of 2005 related to No Child Left Behind Act requirements.
      Library. Revenue from the Library segment increased $7.7 million, or 12.7%, to $68.9 million for the year ended December 31, 2004, from $61.1 million for the year ended December 31, 2003. The increase over the prior year is primarily attributable to growth from all product channels, most notably retail, schools and library. During fiscal year 2004, the library channel experienced a decrease in audiocassette sales as libraries began purchasing more CD based products in line with the trend of media players in automobiles.
      Medical Education. Revenue from the Medical Education segment increased $1.0 million, or 5.3%, to $19.1 million for the year ended December 31, 2004, from $18.2 million for the year ended December 31, 2003. The increase was primarily due to timing in serving special issues, sales of MKSAP 13, a high volume product which was not introduced until the fourth quarter of 2003, and the introduction of the Osler Institute Audio Companion, as well as growth in other Oakstone Medical subscription products and in the Wellness product lines.
Cost of Goods Sold
      Our total cost of goods sold increased $7.1 million, or 15.4%, to $53.0 million for the year ended December 31, 2004 from $45.9 million for the year ended December 31, 2003, primarily due to the 14.5% increase in revenues.
      K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment increased $0.9 million, or 8.2%, to $12.5 million for the year ended December 31, 2004, from $11.6 million for the year ended December 31, 2003. The increase was primarily due to the corresponding 8.2% revenue increase.
      Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $2.1 million, or 36.7%, to $7.8 million for the year ended December 31, 2004, from $5.7 million for the year ended December 31, 2003. The 36.7% increase in costs of goods sold closely matched the 36.8% increase in revenues. The increase in cost of goods sold for the segment was primarily a result of Buckle Down Publishing, acquired in April 2004, which accounted for $1.7 million of costs and to a lesser extent, Options Publishing, acquired in December 2004, which accounted for $0.2 million in costs. Triumph Learning, increased $0.3 million, or 4.3%, to $6.0 million, from $5.7 million due to the increased revenue.
      Library. Cost of goods sold for the Library segment increased $3.7 million, or 15.6%, to $27.5 million for the year ended December 31, 2004, from $23.8 million for the year ended December 31, 2003. The 15.6% increase in costs of goods sold exceeded the 12.7% increase in revenues due to a greater composition of lower margin retail channel revenue at Recorded Books.
      Medical Education. Cost of goods sold for the Medical Education segment increased $0.3 million, or 6.5%, to $5.1 million for the year ended December 31, 2004, from $4.8 million for the year ended December 31, 2003. The 6.5% increase in costs of goods sold was slightly higher than the 5.3% increase in revenues due to higher product costs at Oakstone.
Selling, General & Administrative Expense
      Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges on the accompanying audited consolidated statements of operations. Overall, selling, general and administrative expense increased $12.5 million, or 20.3%, to $74.3 million for the year ended December 31, 2004, from $61.8 million for the year ended December 31, 2003. Selling, general and administrative expense as a percentage of revenue increased to 43.5% for the year ended December 31, 2004, from 41.4% for the year ended December 31, 2003. The increase in expense is attributable to additional sales commission and fulfillment costs resulting from the revenue growth, the addition of new in-house sales representatives in several businesses and increased marketing efforts, offset partially by lower restructuring expenses in 2004.
      K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment increased $2.5 million, or 13.5%, to $21.0 million for the year ended December 31, 2004, from $18.5 million for the year ended December 31, 2003. This was due to the revenue driven increases in selling related expenses, including commissions and investments in in-house sales representatives and a corresponding increase in fulfillment and distribution costs. The period over period increase in expense was partially offset by a decline in restructuring and restructuring related expenses in 2004.
      Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $3.7 million, or 31.8%, to $15.4 million for the year ended December 31, 2004, from $11.7 million for the year ended December 31, 2003. Selling, general and administrative expenses at Triumph Learning increased $3.0 million due to revenue driven increases in commissions and additional administrative expenses from the acquisition of Buckle Down Publishing partially offset by lower restructuring and restructuring related expenses in 2004. Excluding the impact of the Buckle Down Publishing and Options Publishing acquisitions, selling, general and administrative expenses at Triumph Learning increased $0.5 million or 4.3%.
      Library. Selling, general and administrative expense for the Library segment increased $3.4 million, or 18.2%, to $22.0 million for the year ended December 31, 2004, from $18.6 million for the year ended December 31, 2003. The increase was due to the addition of in-house sales representatives and revenue driven increases in commissions and fulfillment costs at Recorded Books.
      Medical Education. Selling, general and administrative expense for the Medical Education segment increased $0.9 million, or 10.7%, to $9.5 million for the year ended December 31, 2004, from $8.6 million for the year ended December 31, 2003. The increase was due to greater spending on marketing efforts at Oakstone in 2004 and increased fulfillment costs on increased ancillary and newsletter sales.
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

Amortization of Pre-Publication Costs
      Amortization of pre-publication costs increased $2.3 million to $9.1 million for the year ended December 31, 2004, from $6.8 million for the year ended December 31, 2003. The increase was due to investments in pre-publication costs in recent years and amortization from backlist values assigned in our acquisitions.
Depreciation Expense and Amortization of Intangibles
      Depreciation expense and amortization of intangibles increased $0.9 million to $3.0 million for the year ended December 31, 2004, from $2.1 million for the year ended December 31, 2003. The increase was due to investments in our shared service facility and from the impact of intangible assets acquired with Buckle Down and Options Publishing.
Interest Expense
      Interest expense increased $28.2 million, to $48.2 million, for the year ended December 31, 2004 from $19.9 million for the year ended December 31, 2003. This increase was primarily related to the adoption of SFAS No. 150 as of January 1, 2004 which required our Series B senior preferred stock dividend accretion be included in interest expense, the issuance of our 12 1/2% senior discount notes on February 2, 2004 and to a lesser extent, the additional borrowings incurred in December 2004 in connection with the issuance of additional 11 3/4% senior notes and the new senior secured term loan. Our total outstanding debt increased from $239.8 million as of December 31, 2003, to $492.8 million as of December 31, 2004. This is due to the adoption of SFAS No. 150 which required our Series B senior preferred stock be included in total debt as of January 1, 2004, the issuance of our 12 1/2% senior discount notes and the additional borrowings incurred in December 2004 in connection with the issuance of additional 11 3/4% senior notes and the new senior secured term loan.
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
Discontinued Operations
      The loss from discontinued operations was $3.8 million for the year ended December 31, 2004 compared with a loss of $0.3 million for the year ended December 31, 2003. The 2004 loss from discontinued operations included a $1.7 million write down of the $3.0 million note received in the July 2002 sale of Triumph Learning College and a $2.0 million loss from operations of Chelsea. The 2004 Chelsea House loss included a $2.1 million inventory obsolescence charge. The $0.3 million loss on disposal of discontinued operations for 2003 included a loss of $0.9 million from our Andrews Communications business, primarily the loss on disposal, offset by $0.4 million in operating income from Chelsea House.
Net Loss
      Net loss for the year ended December 31, 2004, was $22.6 million compared to a net loss of $1.9 million for the year ended December 31, 2003. A large portion of the increased loss was due to the adoption of SFAS No. 150 pursuant to which our Series B Senior preferred stock dividends and accretion of $16.1 million for the year ended December 31, 2004 are now charged to interest expense. In addition, cash interest expense and amortization of deferred financing costs increased $9.2 million and $0.9 million, respectively, primarily due to the August 2003 refinancing transaction and to a lesser degree the December 2004 financing. Amortization of pre-publication costs increased $2.3 million primarily due to the increased investment in pre-publication costs in the preceding years and amortization of back list values acquired in the April 2004 acquisition of Buckle Down Publishing and the December 2004 acquisition of Options Publishing. Net loss for the year ended December 2003 included the $9.2 million redemption premium and the $3.2 million write off of unamortized deferred financing costs. The net loss from the year ended December 31, 2004 also includes the $1.8 million write down of the note received in the sale of Triumph Learning College in 2002.
Contractual Obligations and Commitments

Financing Arrangements

Senior Secured Revolving Credit Facility
      As part of the August 20, 2003 refinancing transaction, we entered into a senior secured revolving credit facility (the “Facility”) with a syndicate of lenders led by The Bank of New York and Bear Stearns & Co, Inc. The Facility matures on May 20, 2008 and is secured by a first lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The Facility contains certain restrictive covenants and financial ratio requirements. The Facility has been amended periodically to allow for acquisitions and to amend and waive certain financial ratio requirements. As of December 31, 2005, our, available borrowing capacity under the Facility calculated utilizing a waiver of a certain financial ratio, was $30.0 million; no amounts had been drawn on the Facility.

Senior Secured Term Loans
      As part of the August 20, 2003 refinancing transaction, we entered into the senior secured term loan (the “First Term Loan”), with a syndicate of lenders led by Bear Stearns & Co. Inc. The First Term Loan matures on August 20, 2008, is subordinate to the Facility, and is secured by a second lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The First Term Loan contains certain restrictive covenants and debt incurrence tests. Interest is charged in accordance with a floating interest rate calculation based on the Eurodollar plus an applicable margin based on a graduated rate schedule. The Eurodollar rate calculation has a 2% floor. As of December 31, 2005, the interest rate in effect was 8.84%. The First Term Loan mandates principal payments of $250,000 per quarter, which began on November 15, 2003, and will continue through maturity.

      As part of the December 10, 2004 offering (as described below) we entered into an additional $30.0 million senior secured term loan (the “Second Term Loan” and, together with the First Term Loan the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. As of December 31, 2005, the interest rate in effect for the Second Term Loan was 7.84%. As of December 31, 2005 we had $127.5 million aggregate principal amount of indebtedness outstanding under the Term Loans.

Senior Notes
      As part of the August 20, 2003 refinancing transaction, we issued $140.0 million aggregate principal amount of our 11 3/4% senior notes (“Senior Notes”), in a transaction led by Bear Stearns & Co. Inc. The Senior Notes mature on August 15, 2011, and are subordinate to the Term Loans (as defined above). The Senior Notes contain certain restrictive covenants and debt incurrence tests. Interest is incurred at a rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004.
      On December 10, 2004, we issued an additional $30.0 million aggregate principal amount of our Senior Notes in a transaction led by Bear Stearns & Co. Inc. These Senior Notes, which were issued under our existing senior indenture, are pari passu with, of the same series as, and vote on any matter submitted to bondholders with, our existing Senior Notes. As of December 31, 2005, we had $170.0 million aggregate principal amount of outstanding Senior Notes.

Senior Discount Notes
      On February 2, 2004, we issued $135 million face value 12 1/2% senior discount notes (“Senior Discount Notes) due 2011 and received net proceeds of $73.7 million. The senior discount notes will mature on August 15, 2011. Each senior discount note will have an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, with payments to be made every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations, which rank equally with all of our existing and future unsecured senior indebtedness and senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of our existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The Senior Discount Notes rank pari passu in right of payment to our guarantee of the Facility, the Term Loans and the Senior Notes. The senior discount notes are redeemable on or after February 15, 2008 and we may redeem up to 35% of the aggregate principal amount at maturity of the senior discount notes with net cash proceeds from certain equity offerings. The Senior Discount Notes contain covenants that restrict our ability to incur additional debt, pay dividends, make investments, create liens, enter into transaction with affiliates, merge or consolidate and transfer or sell assets

Series B Senior Preferred
      On December 10, 1999, we issued 2,400,000 shares of nonvoting Series B senior preferred stock (the “Preferred B”). The Preferred B has a liquidation value of $25 per share plus any accrued but unpaid dividends. The Preferred B accrues quarterly cumulative cash dividends at an annual rate of 16% beginning January 1, 2005. Prior to that date, dividends at the same rate are added to the carrying value of the Preferred B shares. As December 31, 2005, Company has accrued $18.8 million for unpaid cash dividends and has elected not to pay cash dividends, as the Company is restricted from making cash dividend payments on the Series B senior preferred stock by the 12 1/2% senior discount notes agreement.
      The Preferred B requires a mandatory redemption on December 10, 2011 at its liquidation value, plus any accrued but unpaid dividends. Beginning on December 10, 2004, the Company may redeem the Preferred B at 110% of its liquidation value, plus any accrued but unpaid dividends. The redemption price periodically declines each year through 2008, to 100% of its liquidation value plus any accrued but unpaid dividends. The initial carrying value of the Preferred B was $53.9 million which was net of $0.8 million of issuance costs, which were incurred in connection with the issuance of the Preferred B shares. The issuance costs will be amortized through December 10, 2011 and the Company will accrete to the mandatory redemption price of

$25 per share plus accrued but unpaid dividends (the liquidation value) on the Preferred B through December 10, 2011.

Off Balance Sheet Arrangements
      We have no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.
      The following table summarizes our contractual cash obligations (including interest) as of December 31, 2005:

	Payments Due by Period

	Less Than			After
Contractual Obligations	1 Year	1-2 Years	3-5 Years	5 Years	Total

	(In thousands)
Operating leases	$3,010	$2,611	$4,248	$—	$9,869
Senior secured term loans(1)	11,550	11,445	132,389	—	155,384
11 3/4% Senior notes	19,975	19,975	59,925	189,975	289,850
12 1/2% Senior discount notes	—	—	25,313	152,531	177,844
Series B senior preferred(2)	—	—	—	129,468	129,468

Total	$34,535	$34,031	$221,875	$471,974	$762,415

(1)	The senior secured term loans are floating rate instruments. The interest for this schedule was calculated using year end rates. A one percent increase in interest rates would result in payments of $12.8 million, $12.7 million, $133.3 million in less than 1 year, 1-2 year, and 3-5 year respectively, for the senior secured term loans.

(2)	Series B senior preferred is presented at its December 31, 2005 liquidation value and does not include future dividend payments which will be not be paid in cash, based on restrictions in our 12 1/2% Senior Discount Note agreement (see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Liquidity and Capital Resources
      We have relied primarily on our ability to borrow under our current financing arrangements, and the benefits of non-cash interest on our senior discount notes and preferred stocks for our working capital, capital expenditures, acquisition needs and debt service requirements.
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
      In April 2005, we used $3.6 million in cash in order to purchase all the outstanding stock of Scott Publishing and pay related transaction costs.

      In June 2005, we used $8.5 million in cash to purchase all the outstanding stock of CMEinfo and pay related transaction costs.
      As of December 31, 2005, we were in compliance with all debt covenants as amended and inclusive of a waiver of a certain financial ratio, and the available borrowing capacity under our senior secured revolving credit facility was $30.0 million. Borrowings under this revolving credit agreement bear interest at variable rates based on LIBOR plus an applicable spread. As of December 31, 2005, there were no borrowings outstanding under this credit facility. We may incur additional debt to finance future acquisitions.
      As of December 31, 2005, we had accrued $18.8 million for unpaid cash dividends on the series B senior redeemable preferred stock. We are restricted from making cash dividend payments on the series B senior redeemable preferred stock by restrictive payment provisions of our 12 1/2% senior discount notes agreement.
      Our cash and cash equivalents decreased by $9.0 million to $69.6 million as of December 31, 2005, from $78.6 million as of December 31, 2004. This was primarily due to cash used in investing activities of $29.5 million, including $21.9 million for pre-publication costs, $8.5 million for the acquisition of CMEinfo and $3.6 million for the acquisition of Scott Publishing offset with cash provided by operating activities from continuing operations of $24.6 million. In addition, cash used in financing activities was $1.8 million, consisting of principal payments on the Term Loans of $1.3 million and an additional $0.5 million in financing related transaction costs and cash used by Chelsea House, a discontinued operation, of $2.0 million.
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
      While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under the senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior secured revolving credit facility, will be adequate to meet our future liquidity needs until the maturity of our senior secured term loans in August 2008. In addition, from time to time as needs arise, with respect to future acquisitions, the maturity of the senior secured term loans or other general corporate purposes, which may include the repayment of the senior secured term loans, we may seek to raise additional capital through the issuance, in registered offerings or in private placements, of debt or equity securities on terms to be determined at the time of such issuances.
Cash Flows
      Net cash provided by operating activities of continuing operations increased $3.3 million, or 15.3%, to $24.5 million for the year ended December 31, 2005 from $21.2 million for the year ended December 31, 2004. The increase was due to the overall growth in the business and income from operations.
      Net cash used in investing activities decreased $63.8 million, or 68.4%, to $29.5 million for the year ended December 31, 2005 from $93.3 million for the year ended December 31, 2004. The decrease is due to business acquisition activity with $12.3 million in cash used to purchase Scott Publishing and CMEinfo in 2005 in comparison to $77.9 million in cash used to purchase Options Publishing and Buckle Down Publishing in 2004. In addition, we received $8.5 million in cash from the sale of Chelsea House Publishers in August 2005. We increased spending on pre-publication expenditures by $9.7 million in 2005 with the publishing activities added with the acquisitions of Buckle Down Publishingand Options Publishing and a significant increase in the number of titles produced at Triumph Learning and Buckle Down.

      Net cash used by financing activities was $1.8 million for the year ended December 31, 2005, in comparison to net cash provided by financing activities of $116.6 million for the year ended December 31, 2004. Net cash used by financing activities for the year ended December 31, 2005 consisted primarily of senior secured term loan principal payments of $1.3 million and $0.5 million of additional deferred financing costs related to the December 2004 financing transactions. Net cash provided by financing activities for the year ended December 31, 2004 consisted of $73.7 million provided from the completion of the 12 1/2% senior discount notes offering on February 2, 2004 and the $63.2 million provided by the issuance of additional 11 3/4% senior notes and the new senior secured term loan in December 2004. We used $14.0 million of the proceeds from the 12 1/2% discount note offering to repurchase 295,000 outstanding shares of Series B senior preferred stock, at a price equal to 99% of its liquidation value of $14.1 million.
Capital Expenditures
      Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the year ended December 31, 2005, we had $21.9 million of pre-publication expenditures compared to $12.2 million during the year ended December 31, 2004. We plan expenditures of $26.0 million for pre-publication costs in 2006. This level of spending is intended to support our successful core products and allow for the development of new products.
      Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the year ended December 31, 2005 we had $3.8 million of property, building and equipment expenditures compared to $3.2 million for the year ended December 31, 2004. We plan expenditures of $4.1 million for property and equipment in 2006. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, the rollout of a customer relationship management (“CRM”) system for several businesses, and general additions to furniture, fixtures and equipment.
Restatement
      We have restated our condensed consolidated financial statements for the three and nine month periods ended September 30, 2005 as a result of an error in accounting for deferred taxes. In our previously reported consolidated statements of operations for the three and nine months ended September 30, 2005, we had not recorded deferred tax expense. In the third quarter of 2005 we should have recorded a $13.5 million net deferred tax liability. Prior to the Chelsea House disposition the deferred taxes related to goodwill were in a tax asset position that was fully reserved and resulted in no deferred income tax expense. With the Chelsea House disposition during the third quarter of 2005, our tax basis in goodwill was less than our book value creating a deferred tax liability that could not be used to offset our other deferred tax assets which resulted in an increase in the deferred tax valuation allowance.
      We have restated these consolidated financial statements as a result of this error. The adjustment associated with the correction of this error resulted in an increase of our net loss by $13.5, for the three and nine month periods ended September 30, 2005.

      The following table presents the effects of the restatement on the condensed consolidated statements of operations for the three and nine months ended September 30, 2005:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005

	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Loss before provision for income taxes and discontinued operations	$(5,424)	$—	$(5,424)	$(16,164)	$—	$(16,164)
Provision for income taxes	57	13,461	13,518	274	13,461	13,735

Loss before discontinued operations	(5,481)	(13,461)	(18,942)	(16,438)	(13,461)	(29,899)
Discontinued Operations:
Loss from operations of discontinued operations	(25)	—	(25)	(3,724)	—	(3,724)
Loss on disposal of discontinued operations	(1,057)	—	(1,057)	(1,050)	—	(1,050)

Net Loss	(6,563)	(13,461)	(20,024)	(21,212)	(13,461)	(34,673)
Preferred stock dividends and accretion	(776)	—	(776)	(2,255)	—	(2,255)
Net loss available to common stockholders	$(7,339)	$(13,461)	$(20,800)	$(23,467)	$(13,461)	$(36,928)

      The effect of the restatement on the balance sheet as of September 30, 2005 was an increase to deferred tax liability and the accumulated deficit by $13.5 million.
      We have not amended our quarterly report on Form 10-Q for the quarterly period affected by the restatement. The information that had been previously filed or otherwise reported for this period is superseded by the information in this Form 10-K.
Seasonality and Quarterly Results of Operations
      Our business is subject to moderate seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. In addition, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library and consumer purchasing decisions; the unpredictable funding of schools and libraries by federal, state and local governments; consumer preferences and spending trends; and the timing of introductions of new products.
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

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands)
Revenue	$36,753	$47,396	$46,407	$40,337
Income from operations(1)	6,872	11,298	10,845	2,521
Net loss(1)	(5,314)	(3,210)	(1,954)	(12,103)

	Year Ended December 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands)
	As restated
Revenue	$46,366	$56,661	$56,318	$51,140
Income from operations	6,120	13,178	9,987	7,621
Net loss(2)	(9,169)	(5,481)	(20,024)	(9,753)

(1)	The fourth quarter of 2004 income from operations was impacted by seasonally lower revenues, investments in marketing and sales initiatives, an increase in our inventory obsolescence reserves, additional cost of public company filings and our Sarbanes Oxley implementation. The fourth quarter Net loss was impacted by the lower income from operations and higher amortization of pre-publication costs due to increased investment and increased amortization of intangibles resulted from our Buckle Down Publishing and Options Publishing acquisitions.

(2)	The third quarter 2005 net loss was impacted by the recording of a $13.5 million increase in the deferred tax valuation allowance. Prior to the Chelsea House disposition the deferred taxes related to goodwill were in an asset position that was fully reserved and resulted in no deferred income tax expense. With the Chelsea House disposition during the third quarter of 2005, our tax basis in goodwill was less than our book value creating a deferred tax liability that could not be used to offset our other deferred tax assets which resulted in an increase in the deferred tax valuation allowance.
Inflation
      Inflation has not had a significant impact on our operations in the past three years. Paper as a raw material is a meaningful component of many of our educational products and direct mail materials, but the cost of printing services for our 4-color products and direct marketing materials represents the majority of the total cost, and are not subject to the same inflationary factors as raw materials including paper. Significant increases in the price of paper took place during 2005 and future increases may have an unfavorable effect on our future results. To manage the potential effect of inflation on paper costs, we negotiate arrangements of up to 1 year brokers to ensure a supply of needed paper at fixed pricing, and when advantageous, we purchase and inventory raw material paper in advance of our production need. Shipping and postage for product distribution and direct mail solicitations is also one of our significant expenses. While we distribute many of our products under a contract with the United Parcel Service, shipping and postage costs increase periodically and can be expected to increase in the future and did increase during January of 2006. If the costs of paper or postage increase and we are unable to pass on these increased costs to our customers, our operating results could be unfavorably effected.
Recent Accounting Pronouncements
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS 155 is to be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS 155 is not expected to have a material impact on our consolidated financial statements.
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
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends FASB No. 95, “Statement of Cash Flows.” Generally, the approach to accounting in SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective adoption to January 1, 2006 for calendar year-end companies. The Company adopted SFAS No. 123 effective January 1, 2002, and will continue to apply the minimum-value method in future periods to awards outstanding prior to January 1, 2006 which will be the date upon which the Company will adopt SFAS No. 123(R). All awards granted, modified or settled after the date of adoption shall be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123(R). As such, while the adoption as of January 1, 2006 is not expected to have a material effect on the financial results or condition of the Company, we cannot predict the future impact of such adoption.
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
      In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments. We regularly assess these risks and have established policies and business practices to protect against the adverse effect of these and other potential exposures.
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
      We have available a $30.0 million senior secured revolving credit facility as amended and inclusive of a waiver of a certain financial ratio as a source of financing for our working capital requirements subject to certain restrictive covenants that can reduce the available aggregate borrowings under the facility. As of December 31, 2005, the available borrowing capacity under the senior secured revolving credit facility, was $30.0 million. Borrowings under this revolving credit agreement bear interest at variable rates based on LIBOR plus an applicable spread. As of December 31, 2005, there were no borrowings outstanding under this credit facility.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of
Haights Cross Communications, Inc.
      We have audited the accompanying consolidated balance sheets of Haights Cross Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haights Cross Communications, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      As discussed in Note 2 to the financial statements, effective January 1, 2004, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

Ernst & Young, LLP
New York, New York
March 6, 2006

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$69,592	$78,581
Accounts receivable, net	22,804	19,405
Inventory, net	22,304	20,920
Direct response advertising costs — current portion, net	3,534	2,516
Prepaid royalties	5,456	5,199
Prepaid expenses and other current assets	4,127	3,457
Assets of businesses held for sale	—	12,648

Total current assets	127,817	142,726
Pre-publication costs, net	42,841	34,938
Direct response advertising costs, net	7,159	6,620
Property and equipment, net	11,303	9,926
Goodwill	169,424	166,179
Intangible assets, net	26,934	20,988
Deferred financing costs, net	13,522	16,589
Other assets	1,491	1,737

Total assets	$400,491	$399,703

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$28,533	$25,039
Accrued interest	8,871	8,387
Deferred subscription revenue	12,630	12,341
Liabilities of businesses held for sale	—	1,012
Current portion of long term debt	1,300	1,300

Total current liabilities	51,334	48,079
Long term liabilities:
Senior secured term loan	126,150	127,450
11 3/4% senior notes	172,630	173,122
12 1/2% senior discount notes	92,875	82,270
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (approximate aggregate liquidation value as of December 31, 2005 of $129,468)	127,788	108,706
Deferred tax liability	14,830	—
Deferred gain on Series B cancellation and other long term liabilities	4,102	4,637

Total long term liabilities	538,375	496,185
Commitments(Note 14)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (approximate aggregate liquidation value as of December 31, 2005 of $36,333)	38,404	35,627
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (approximate aggregate liquidation value as of December 31, 2005 of $3,810)	1,526	1,255

Total redeemable preferred stock	39,930	36,882
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,008,300 and 20,000,000 shares issued and outstanding as of December 31, 2005 and 2004, respectively	20	20
Accumulated other comprehensive income	284	526
Accumulated deficit	(229,452)	(181,989)

Total stockholders’ deficit	(229,148)	(181,443)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$400,491	$399,703

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenue	$210,485	$170,893	$149,259
Costs and expenses:
Cost of goods sold	60,864	52,998	45,925
Marketing and sales	52,491	38,820	32,903
Fulfillment and distribution	16,083	13,295	10,511
General and administrative	25,953	22,185	17,100
Restructuring charges	—	—	1,237
Amortization of pre-publication costs	13,150	9,106	6,835
Depreciation expense and amortization of intangibles	5,038	2,954	2,099

Total costs and expenses	173,579	139,358	116,610

Income from operations	36,906	31,535	32,649
Other (income) expenses:
Interest expense	59,328	48,194	19,928
Interest income	(1,872)	(777)	(250)
Amortization and write-off of deferred financing costs	3,579	2,937	5,215
Redemption premiums	—	—	9,236
Other expense (income)	180	(73)	97

Total other expenses	61,215	50,281	34,226

Loss before provision for income taxes and discontinued operations	(24,309)	(18,746)	(1,577)
Provision for income taxes	15,142	47	—

Loss before discontinued operations	(39,451)	(18,793)	(1,577)
Discontinued operations:
(Loss) income from operations of discontinued operations	(3,731)	(2,076)	622
Loss on disposal of discontinued operations	(1,245)	(1,712)	(911)

Net loss	$(44,427)	$(22,581)	$(1,866)
Preferred stock dividends and accretion	(3,048)	(2,735)	(17,472)

Net loss available to common stockholders	$(47,475)	$(25,316)	$(19,338)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Accumulated
	Common Stock		Other		Total
			Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Income	Deficit	Deficit

			(In thousands)
Balance as of January 1, 2003	20,000	$20	$—	$(135,455)	$(135,435)
Comprehensive loss: Net loss	—	—	—	(1,866)	(1,866)
Foreign currency translation adjustment	—	—	299	—	299

Total comprehensive loss					(1,567)
Cancellation of Series A preferred stock warrants	—	—	—	(1,880)	(1,880)
Preferred stock dividends and accretion	—	—	—	(17,472)	(17,472)

Balance as of December 31, 2003	20,000	20	299	(156,673)	(156,354)
Comprehensive loss: Net loss	—	—	—	(22,581)	(22,581)
Foreign currency translation adjustment	—	—	227	—	227

Total comprehensive loss					(22,354)
Preferred stock dividends and accretion	—	—	—	(2,735)	(2,735)

Balance as of December 31, 2004	20,000	20	526	(181,989)	(181,443)
Comprehensive loss: Net loss	—	—	—	(44,427)	(44,427)
Foreign currency translation adjustment	—	—	(242)	—	(242)

Total comprehensive loss					(44,669)
Stock –based compensation expense	—	—	—	3	3
Issuances pursuant to stock options	8	—	—	9	9
Preferred stock dividends and accretion	—	—	—	(3,048)	(3,048)

Balance as of December 31, 2005	20,008	$20	$284	$(229,452)	$(229,148)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Operating activities from Continuing Operations
Net loss from continuing operations	$(39,451)	$(18,793)	$(1,577)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Redemption premiums	—	—	9,236
Non-cash interest expense	29,069	24,671	5,670
Allowance for doubtful accounts and obsolescence	4,995	3,999	3,343
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	18,188	12,060	8,934
Amortization of deferred financing costs	3,579	2,937	2,027
Write-off of deferred financing costs	—	—	3,188
Deferred taxes — non-cash	14,830	—	—
Other non-operating income — non-cash	(475)	(98)	162
Changes in operating assets and liabilities:
Accounts receivable	(5,235)	(6,009)	311
Inventory	(2,451)	(2,726)	124
Prepaid expenses, royalty advances and other current assets	(497)	(439)	(2,306)
Direct response advertising costs	(1,556)	(435)	(268)
Other assets	(21)	(478)	(56)
Accounts payable, accrued and other liabilities	2,938	5,830	(4,881)
Accrued interest	483	1,646	6,509
Deferred subscription revenue	95	(932)	(390)

Net cash provided by operating activities from continuing operations	24,491	21,233	30,026

Investing activities from Continuing Operations
Additions to pre-publication costs	(21,877)	(12,163)	(10,833)
Additions to property and equipment	(3,831)	(3,248)	(2,815)
Additions to intangible assets	(20)	(28)	—
Acquisitions, net of cash acquired	(12,255)	(77,896)	—
Proceeds from sale of businesses	8,500	—	7,550
Proceeds from sale of assets	—	29	19

Net cash used in investing activities from continuing operations	(29,483)	(93,306)	(6,079)

Financing activities from Continuing Operations
Proceeds from 12 1/2% senior discount notes	—	73,653	—
Proceeds from 11 3/4% senior notes	—	33,150	140,000
Proceeds from senior secured term loan	—	30,000	100,000
Repayment of senior secured term loan	(1,300)	(1,000)	(250)
Proceeds from senior credit facility	—	—	12,000
Repayment of senior credit facility	—	—	(154,350)
Repayment of subordinated notes	—	—	(75,211)
Repurchase of Series B Senior preferred stock	—	(13,999)	—
Proceeds from exercise of stock options	9	—	—
Additions to deferred financing costs	(511)	(5,235)	(15,391)

Net cash (used in) provided by financing activities from continuing operations	(1,802)	116,569	6,798

Effect of exchange rates on cash	(154)	162	211
Cash flows of discontinued operations
Operating cash flows	1	4,023	2,110
Investing cash flows	(2,042)	(2,489)	(3,378)

Net cash (used in) provided by discontinued operations	(2,041)	1,534	(1,268)
Net (decrease) increase in cash and cash equivalents	(8,989)	46,192	29,688
Cash and cash equivalents at beginning of year	78,581	32,389	2,701

Cash and cash equivalents at end of year	$69,592	$78,581	$32,389

Supplemental disclosure
Cash paid during the year for:
Interest	$29,740	$21,855	$7,517
Income taxes	$44	—	—
See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(In thousands)

1.	Nature of Business and Organization
      Haights Cross Communications, Inc. (the “Company”), a Delaware corporation, was formed in January 1997 to create and build an education and library publishing business. On January 21, 2004, the Company became subject to Section 15(d) of the Securities Exchange Act of 1934, as amended.
      Haights Cross is a developer and publisher of products for the K-12 education, library and medical education markets. The Company’s products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. The Company’s high quality products are sold primarily to schools, libraries and medical professionals.
      The Company’s business is subject to moderate seasonal fluctuations. The Company’s revenue and income from operations have historically been higher during the second and third calendar quarters. In addition, our quarterly results of operations have fluctuated in the past, and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library, and consumer purchasing decisions; unpredictable funding of schools and libraries by Federal, state, and local governments; consumer preferences and spending trends; and timing of introductions of new products.
      The following summarizes the Company’s four segments:

•	K-12 Supplemental Education: The Company publishes supplemental reading materials for the kindergarten through eighth grade, or PreK-8, marketed under the well-recognized imprints Sundance Publishing and Newbridge Educational Publishing, and the Company also offers non-proprietary supplemental reading and literature products for the K-12 market.

•	Test-prep and Intervention: The Company publishes state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. The Company also offers skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.

•	Library: The Company publishes unabridged audiobooks and other products for adults and children, under the Recorded Books imprint, and market these titles, as well as selected non-proprietary audiobooks and other products, primarily to public libraries and schools.

•	Medical Education: The Company publishes audio and video-based continuing medical education, or CME, materials for doctors and other health care professionals under the Oakstone Publishing imprint and self-study CME courses under the Company’s CMEinfo brand. The Company also publishes personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. The Company acquired Buckle Down Publishing in April 2004, Options Publishing in December 2004, Scott Publishing in April 2005, and CMEinfo in June 2005. Therefore, results of operations for each of the acquired entities have been included in the consolidated results of operations since their respective acquisition dates. All material intercompany accounts and transactions have been eliminated upon consolidation. During 2005, the

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company sold the assets of it’s Chelsea House imprint. As a result of the disposition, the results of Chelsea House have been reclassified as a discontinued operations for all periods presented in the consolidated financial statements.

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

Concentrations of Credit Risk
      Concentrations of credit risk with respect to trade accounts receivable are diversified due to the number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. Customers are concentrated in the educational and professional markets of the Unites States of America . No single customer accounted for more than 2% of revenue.

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
      Estimated fair values of the Company’s long term debt instruments are as follows:

	December 31, 2005

	Carrying Value	Fair Value

Senior secured term loan	$127,450	$127,450
11 3/4% senior notes	172,630	180,200
12 1/2% senior discount notes	92,875	75,600

Cash Equivalents
      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition
      Revenue from books and other non-subscription products and the related cost of sales are recognized upon the shipment of the product to the customer, net of allowances for estimated returns. Products are shipped FOB shipping point and collectability is reasonably assured at the time of shipment. Subscription revenue is deferred and is recognized as the subscription is fulfilled, which is generally over a one year period.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Short term rental revenue for audio books is recognized at the time of the rental and audio book lease revenue is deferred and recognized ratably over the term of the lease. Revenue is recognized net of provisions for estimated returns. These estimated return provisions are based upon historical experience by product type, other current economic trends and other industry factors including management’s expectations. Actual return experience is monitored and any significant change from management’s expectations results in an adjustment in the reserve rates utilized to estimate returns.

Shipping and Handling
      Shipping and handling costs are included in fulfillment and distribution expenses, while fees charged to customers for shipping and handling are included in revenue in the accompanying consolidated statements of operations. The Company incurred $6.4 million, $4.9 million and $4.1 million in shipping and handling costs for the years ended December 31, 2005, 2004 and 2003, respectively.

Inventory
      Inventory consists primarily of books, audiotapes and compact disks, which are valued at the lower of cost or market as determined by the first-in, first-out method. Provisions for losses on slow moving merchandise have been recorded, where applicable based on historical usage information and management’s expectations.

Prepaid Royalties
      Royalty advances are recorded as cash is advanced to authors and are expensed as related revenues are earned by authors or when future recovery appears doubtful.

Advertising
      Advertising expenses relating to book and non-subscription publishing operations are expensed as incurred. The Company incurred $0.9 million, $0.8 million and $0.5 million in advertising expenses for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in marketing and sales expenses in the accompanying consolidated statements of operations.
      Direct response advertising costs are incurred to solicit sales from customers who can be shown to have responded specifically to the advertising, which results in probable future economic benefits. Direct response advertising costs consist primarily of promotional mailings. These costs are capitalized and the net recoverability is evaluated on a product-by-product basis. Direct response advertising costs are amortized on an accelerated basis over the estimated life of the subscriber, up to 5 years. Generally, 80% of these costs are amortized in the first two years. Amortization of direct response advertising is included in marketing and sales expense in the accompanying consolidated statements of operations.
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

Pre-publication Costs
      We capitalize the costs associated with the development of our new products. These costs primarily include author fees under work-for-hire agreements (excluding royalties), the costs associated with artwork, photography and master tapes, other external creative costs, internal editorial staff costs and pre-press costs

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that are directly attributable to the products. These costs are tracked at the product title or product series level and are amortized beginning in the month the product is introduced to market. These costs are amortized over the estimated life cycle of the book or product, based upon the sales performance of similarly existing products that are sold in the same business segment, for periods ranging from eighteen months to five years. The amortization rate is determined by the expected annual performance during the life cycle and, accordingly, in many cases an accelerated amortization method is utilized. Costs determined to be unrecoverable are written off. A write-off occurs most often when sales of a product are lower than anticipated or when a later version of the product is released. In addition, life cycles are periodically monitored for changes in length or rate of sales during the life cycle. When changes are significant, the amortization rate and period are adjusted.

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

Goodwill and other intangibles
      Goodwill represents the excess of net acquisition cost over the estimated fair value of net assets acquired of purchased companies. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and other indefinite lived intangible assets are subject to an annual impairment test which the company performs as of October 1, and an interim test, if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The impairment test is a two-step process. First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. For purposes of estimating the fair value of the reporting unit, the Company uses a discounted cash flow approach. Any goodwill impairment charges are reported as a reduction of income from operations. The Company performed the annual impairment test on October 1, 2005, and determined that the carrying value of our goodwill at that date was not impaired.
      Intangible assets principally include customer relationships, non-compete agreements and trademarks. Intangible assets with finite lives are amortized on a straight–line basis to expense over their useful lives of 3 to 10 years. In addition, the Company reassesses the estimated remaining useful lives of its definite lived intangible assets in accordance with SFAS No. 142 and has determined that the lives were appropriate.

Long-Lived Assets
      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under SFAS No. 144, impairment is recognized for long-lived assets when the carrying value exceeds the long-lived asset’s estimated future undiscounted cash flows. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In addition, the

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company performs an annual evaluation of the recoverability of its pre-publication and direct response advertising costs.

Stock-Based Compensation
      The Company has a stock option plan pursuant to which stock options are granted for a fixed number of shares to employees of the Company with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise price of options issued under the plan is determined by the Company’s Board of Directors using commonly employed valuation methods for the market in which the Company operates. Awards under the Company’s plan generally vest over three years.
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
      For the year ended December 31, 2005, the Company recognized approximately three thousand dollars in compensation expense relating to the grant of stock options, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. For the years ended December 31, 2004 and 2003, the Company did not recognize compensation expense related to the grant of stock options.
      Since the Company’s common stock is not publicly traded, the value of the options granted was measured using the minimum value method with the following weighted average assumptions for the years ended December, 31.

	2005	2004	2003

Risk free interest rate	4.08%	4.25%	3.79%
Expected dividend yield	0%	0%	0%
Expected lives	6 years	6 years	6 years

      The weighted average fair value per share of options granted was $0.08, $0.0 and $0.0 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Foreign Currency Translation
      The Company has determined that the functional currency of its foreign subsidiary is the subsidiary’s local currency. The assets and liabilities of this subsidiary are translated at the applicable exchange rate as of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Gains and losses on inter-company transactions are recorded in operating expenses and have not been material for the periods presented. The assets and liabilities of the Company’s foreign subsidiary were immaterial as of December 31, 2005 and 2004.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Capital Stock
      The Company accounts for its Series B senior preferred stock in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The adoption of SFAS No. 150 requires that the Company’s Series B senior preferred stock be classified as debt on the Company’s consolidated balance sheet because it is mandatorily redeemable at a fixed and determinable date. Dividends and accretion related to the Series B senior preferred stock, which previously had been recorded below net income (loss) as a charge in determining net income (loss) available to common stockholders, has been charged to interest expense in the accompanying audited consolidated statement of operations since the January 1, 2004 adoption of this standard. The Series B senior preferred stock is mandatorily redeemable on December 10, 2011, at its original face value, plus any accrued but unpaid dividends. The Series A preferred stock and Series C preferred stock are redeemable at the option of the holders thereof beginning on December 31, 2019 and April 15, 2012, respectively, and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Series A preferred stock or Series C preferred stock.

Reclassification
      Certain prior year amounts have been reclassified to conform to the current year presentation. During 2005, the Company sold the assets of its Chelsea House imprint. As a result of the disposition, the results of Chelsea House have been reclassified as a discontinued operations for all periods presented.

Recent Accounting Pronouncements
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special- purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS 155 is to be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the financial results or condition of the Company.
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,”

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and amends FASB No. 95, “Statement of Cash Flows.” Generally, the approach to accounting in SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective adoption to January 1, 2006 for calendar year-end companies. The Company adopted SFAS No. 123 effective January 1, 2002, and will continue to apply the minimum-value method in future periods to awards outstanding prior to January 1, 2006 which will be the date upon which the Company will adopt SFAS No. 123(R). All awards granted, modified or settled after the date of adoption shall be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123(R). The adoption of SFAS No. 123(R), as of January 1, 2006, is not expected to have a material effect on the financial results or condition of the Company.
      In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. The Company does not expect adoption of SFAS 151 to have a material effect on the financial results or condition of the Company.

3.	Acquisitions

Buckle Down Publishing
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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed on acquisition date:

As of April 15,
2004

Working capital, net (excluding cash acquired)	$1,769
Pre-publication costs	3,600
Property and equipment	193
Intangibles	9,000

Net assets acquired	14,562
Goodwill recorded	11,717

Net cost	$26,279

Options Publishing
      In December 2004, the Company acquired certain assets and assumed certain liabilities of Options Publishing, LLC (“Option Publishing”) which has been reported using the purchase method of accounting and has been included in the Test-prep and Intervention segment since acquisition. Options Publishing develops and creates proprietary supplemental, instructional materials with the focus on students in kindergarten through grade eight, who need more help after using textbooks. The curriculum areas of reading, writing, math, science, parent involvement intervention and assessment are covered in depth. Options Publishing products complement the Company’s growing educational product lines. The net cost was $52.9 million, consisting of consideration paid to the seller of $51.8 million less cash received of $0.4 million and transaction costs of $1.5 million, exceeded the fair value of net assets acquired, resulting in goodwill of $28.6 million. The acquisition accounting for Options publishing was finalized during the fiscal year 2005 and certain changes were made to the goodwill value that was previously reported.
      The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed on acquisition date:

As of December 3,
2004

Working capital, net (excluding cash acquired)	$1,865
Pre-publication costs	5,570
Property and equipment	1,929
Intangibles	14,930

Net assets acquired	24,294
Goodwill recorded	28,577

Net cost	$52,871

Scott Publishing
      In April 2005, the Company acquired Scott Publishing, Inc. (“Scott Publishing”), dba Personal Best® Communications, Inc. through a stock purchase, which has been reported using the purchase method of accounting and is included in the Medical Education segment since acquisition. Scott Publishing creates employee wellness newsletters, calendars and web-based products that provide information and guidance on individual and family issues related to health, wellness, nutrition, and safety. The Company acquired Scott Publishing to extend its Wellness product offerings. The net cost was $3.6 million, consisting of consideration paid to the seller of $3.1 million, cash paid to retire existing Scott Publishing debt obligations of $0.3 million

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and transaction costs paid in cash of $0.4 million, less cash received of $0.1 million. The net cost exceeded the fair value of net assets acquired, resulting in goodwill of $1.9 million.
      The preliminary acquisition accounting for Scott Publishing has been updated for work completed during the progress of an independent valuation of intangible assets. Therefore, certain changes were made to the assets and liabilities and intangible balances that were previously reported and additional changes may be made prior to the finalization of the purchase accounting.
      The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed on acquisition date:

As of April 15,
2005

Working capital, net (excluding cash acquired)	$176
Intangibles	1,560

Net assets acquired	1,736
Goodwill recorded	1,891

Net cost	$3,627

CMEinfo
      In June 2005, the Company acquired CMEinfo.com, Inc. (“CMEinfo”) through a stock purchase, which has been reported using the purchase method of accounting and is included in the Medical Education segment since acquisition. CMEinfo publishes self-study continuing medical education, or CME, courses. The Company acquired CMEinfo to extend its continuing medical education offerings. The acquisition price consisted of consideration paid to the seller of $7.2 million, a cash payment to retire existing CMEinfo debt obligations of $0.1 million and transaction costs of $1.3 million. The $7.2 million cash paid to the seller included $1.7 million placed in an escrow account, of which $1.0 million is expected to be returned. The return of escrow was recorded as a $1.0 million receivable in the fourth quarter of 2005 and is a result of CMEinfo revenues not obtaining the level warranted in the purchase agreement. The net acquisition cost of $7.5 million exceeded the fair value of net assets acquired, resulting in goodwill of $2.2 million.
      The preliminary acquisition accounting for CMEinfo has been updated in the fourth quarter of 2005 based upon initial finings of the independent valuation of the intangible assets, the consolidation plan under which we recorded liabilities for severance and leasehold abandonment, and the $1.0 million purchase price adjustment. Therefore, certain changes were made to the assets and liabilities and intangible balances that were previously reported and additional changes may be made prior to the finalization of the purchase accounting. The final acquisition accounting may be impacted by the finalization of the independent intangible valuation report and the final settlement of the $1.0 million reduction in purchase price.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective effective dates of the acquisition:

As of June 15,
2005

Working capital, net (excluding cash acquired)	$(168)
Pre-publication costs	890
Property and equipment	92
Intangibles	4,420

Net assets acquired	5,234
Goodwill recorded	2,234

Net cost	$7,468

Pro Forma Financial Information
      The following unaudited pro forma statement of operations is presented as if the Buckle Down Publishing and Options Publishing acquisitions had been consummated as of the beginning of the 2004.

			Proforma
	HCC as	Proforma	Options	HCC
For the Year Ended December 31, 2004	Reported	Buckle Down	Publishing	Proforma

Revenue	$170,893	$2,721	$18,259	$191,873
Cost of goods sold	52,998	634	3,187	56,819
Marketing and sales	38,820	634	6,159	45,613
Fulfillment and distribution	13,295	295	936	14,526
General and administrative	22,185	381	1,251	23,817
Amortization of pre-publication costs	9,106	540	1,332	10,978
Depreciation expense and amortization of intangibles	2,954	520	1,441	4,915

Income (loss) from operations	31,535	(283)	3,953	35,205
Other expense	50,328	103	6,633	57,064

Loss before discontinued operations	(18,793)	(386)	(2,680)	(21,859)
Loss from discontinued operations	(3,788)	—	—	(3,788)

Net loss	$(22,581)	$(386)	$(2,680)	$(25,647)

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Proforma
	HCC as	Proforma	Options	HCC
For the Year Ended December 31, 2003	Reported	Buckle Down	Publishing	Proforma

Revenue	$149,259	$10,712	$16,278	$176,249
Cost of goods sold	45,925	2,116	3,734	51,775
Marketing and sales	32,903	—	6,178	39,081
Fulfillment and distribution	10,511	—	322	10,833
General and administrative	17,100	4,849	1,060	23,009
Restructuring charges	1,237	—	—	1,237
Amortization of pre-publication costs	6,835	900	1,440	9,175
Depreciation expense and amortization of intangibles	2,099	694	1,561	4,354

Income (loss) from operations	32,649	2,153	1,983	36,785
Other expense	34,226	1,089	6,475	41,790

Loss before discontinued operations	(1,577)	1,064	(4,492)	(5,005)
Loss from discontinued operations	(289)	—	—	(289)

Net loss	$(1,866)	$1,064	$(4,492)	$(5,294)

      Pro-forma statements of operations are not presented for CMEinfo and Scott Publishing, as these acquisition amounts are not material.

4.	Accounts Receivable
      Accounts receivable consists of the following:

	December 31,

	2005	2004

Accounts receivable	$24,791	$22,756
Sundry receivables	1,500	—

Total accounts receivable	26,291	22,756

Less allowance for doubtful accounts	3,487	3,351

Accounts receivable, net	$22,804	$19,405

      The sundry receivables balance above includes the $0.5 million placed in an escrow account related to the sale of Chelsea House, all of which as been released to the company as of February 2006 (see Note 16 for detail of the sale) and $1.0 million placed in an escrow account related to the purchase of CMEinfo (see Note 3 for details of the acquisition.)

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventory
      Inventory consists of the following:

	December 31,

	2005	2004

Supplies	$1,059	$799
Work-in-process	716	783
Finished goods	23,278	21,370

	25,053	22,952
Less allowance for obsolescence	2,749	2,032

Inventory, net	$22,304	$20,920

6.	Pre-publication Costs
      Pre-publication costs consists of the following:

	December 31,

	2005	2004

Pre-publication costs	$89,557	$71,279
Less accumulated amortization	46,716	36,341

Pre-publication costs, net	$42,841	$34,938

      Amortization of pre-publication costs for the years ended December 31, 2005, 2004 and 2003 was $13.1 million, $9.1 million and $6.8 million, respectively.

7.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2005	2004

Furniture and fixtures	$2,678	$2,605
Office equipment and software	12,654	9,680
Land and building	4,782	4,753
Leasehold improvements	2,371	1,800

	22,485	18,838
Less accumulated depreciation	11,182	8,912

Property and equipment, net	$11,303	$9,926

      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2.5 million, $2.4 million and $2.1 million, respectively.

8.	Goodwill and Intangibles
      Goodwill was tested for impairment as of October 2005 as required by SFAS 142. The Company concluded that none of its goodwill was impaired. Fair value was estimated using a discounted cash flow method. In addition, the Company reassessed the estimated useful lives of its definite lived intangible assets

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and determined that the lives were appropriate. The Company will continue to test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.
      A summary of the change in the Company’s goodwill for the years ended December 31, 2004 and 2005 is as follows:

Goodwill, January 1, 2004	$125,005
Add:
Buckle Down Acquisition	11,717
Options Publishing acquisition	29,416
Other	41

Goodwill, December 31, 2004	$166,179
Scott Publishing acquisition	1,891
CMEinfo acquisition	2,234
Options Publishing acquisition	(839)
Other	(41)

Goodwill, December 31, 2005	$169,424

      The full value assigned to goodwill for the Scott Publishing and CMEinfo acquisitions will not be deductible for income tax purposes as these acquisitions were treated as a stock purchase for tax purposes.
      In 2004 and 2005 , the Company recorded intangible asset additions with the acquisitions Buckle Down, Options Publishing, Scott Publishing and CMEinfo of $9.0 million, $14.9 million, $1.6 million and $4.4 million, respectively. A summary of consolidated intangible asset values is as follows:

	December 31, 2005							December 31, 2004

		HCC
		Exclusive of		Options	Scott
Definite Life Assets	Lives	Acquisitions	Buckle Down	Publishing	Publishing	CMEinfo	Consolidated	Consolidated

Customer list	10 years	$—	$6,050	$14,330	$770	$2,090	$23,240	$18,050
Non-compete agreements	3-5 years	—	250	600	50	1,000	1,900	750
Other	5 years	179	—	—	—	—	179	117

		179	6,300	14,930	820	3,090	25,319	18,917
Less: accumulated amortization		(123)	(1,119)	(1,670)	(62)	(222)	(3,196)	(670)

		56	5,181	13,260	758	2,868	22,123	18,247
Trademarks	Indefinite	41	2,700	—	740	1,330	4,811	2,741

Net intangible assets		$97	$7,881	$13,260	$1,498	$4,198	$26,934	$20,988

      Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $2.5 million, $0.6 million, and $0, respectively. Accumulated amortization amounts by asset type as of December 31, 2005 were $2.7 million for customer list, $0.3 million for non-compete agreements and $0.1 million for other intangible assets.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total

Amortization of intangibles:
2006	$2,728
2007	2,722
2008	2,714
2009	2,662
2010 and thereafter	11,297

$22,123

      When we finalize the accounting for the Scott Publishing and CMEinfo acquisitions within one year of acquisition, the estimated values assigned to the above classes and the associated amortization of intangibles may change.

9.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consists of the following:

	December 31,

	2005	2004

Trade accounts payable	$11,284	$9,247
Accrued liabilities	8,873	8,546
Accrued management incentive	5,005	4,633
Accrued compensation and related taxes and benefits	2,906	2,613
Accrued disposition costs	238	—
Accrued acquisition costs	227	—

Accounts payable and accrued liabilities	$28,533	$25,039

10.	Income Taxes
      The provision for income taxes consists of the following:

	December 31,

	2005	2004	2003

Current income tax expense:
Foreign	$312	$47	$—

Total	312	47	—

Deferred income tax expense:
U.S. federal	14,830	—	—

Total	14,830	—	—

Total provision for income taxes	$15,142	$47	$—

      Foreign income tax expense is based on taxable UK earnings, of $1.0 and $0.1 million for the years ended December 31, 2005 and 2004, respectively.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets (liabilities) consist of the following:

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$39,927	$29,183
Interest on 12 1/2% Senior Discount Note	5,807	2,603
Allowance for doubtful accounts and notes	1,024	962
Inventory reserves	573	816
Goodwill and intangible assets	—	474

Total deferred tax assets	47,331	34,038
Deferred tax liabilities:
Goodwill and intangible assets	(13,785)	—
Direct response advertising	(4,277)	(3,767)
Other	(426)	(894)

Total deferred tax liabilities	(18,488)	(4,661)

Net deferred tax assets before valuation allowance	28,843	29,377
Less valuation allowance	(43,673)	(29,377)

Net deferred tax liabilities	$(14,830)	$—

      The net deferred tax liability of $14.8 at December 31, 2005 is a result of the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes but not amortized for book purposes, in accordance with SFAS 142. This net deferred tax liability cannot be offset against the Company’s deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.
      As of December 31, 2005, the Company had net federal and state operating loss carryforwards of $99.8 million expiring through 2025.
      The Company has provided a full valuation allowance for the net deferred tax assets exclusive of the goodwill related deferred tax liability noted above, as a result of management’s uncertainty as to the realization of such assets. The valuation allowance increased $14.3 million in 2005.
      A reconciliation of the statutory Federal income tax rate to the effective rate is as follows:

	Year Ended
	December 31,

	2005	2004	2003

Statutory rate	34%	34%	34%
State and local income taxes (net of federal benefit)	6	6	6
Change in valuation allowance	(48)	(18)	(39)
Non-deductible interest expense	(29)	(27)	—
Other	(14)	5	(1)

Effective tax rate	(51)%	—%	—%

11.	Financing Arrangements

Senior Secured Revolving Credit Facility, Senior Secured Term Loans, 11 3/4% Senior Notes
      As further described below, on August 20, 2003, Haights Cross entered into a $30.0 million four-year and nine-month Senior Secured Revolving Credit Facility (the “Facility”), and a $100.0 million five-year Senior

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Secured Term Loan (the “First Term Loan”) and issued $140.0 million of 11 3/4% Senior Notes due 2011 (“Senior Notes”).
      As part of the August 20, 2003 refinancing transaction, Haights Cross entered into the Facility with a syndicate of lenders led by The Bank of New York and Bear Stearns & Co, Inc. The Facility matures on May 20, 2008 and is secured by a first lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The Facility contains certain restrictive covenants and financial ratio requirements. The Facility has been amended periodically to allow for acquisitions and to amend and waive certain financial ratio requirements. As of December 31, 2005, our, available borrowing capacity under the Facility calculated utilizing a waiver of a certain financial ratio was $30.0 million; no amounts had been drawn on the Facility.
      As part of the August 20, 2003 refinancing transaction, Haights Cross entered into the First Term Loan, with a syndicate of lenders led by Bear Stearns & Co. Inc. The First Term Loan matures on August 20, 2008, is subordinate to the Facility, and is secured by a second lien on all property and assets (tangible and intangible), all capital stock of existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The First Term Loan contains certain restrictive covenants and debt incurrence tests. Interest is charged in accordance with a floating interest rate calculation based on the Eurodollar plus an applicable margin based on a graduated rate schedule. The Eurodollar rate calculation has a 2% floor. As of December 31, 2005, the interest rate in effect was 8.84%. The First Term Loan mandates principal payments of $250,000 per quarter, which began on November 15, 2003, and will continue through maturity.
      As part of the August 20, 2003 refinancing transaction, Haights Cross issued $140.0 million aggregate principal amount of its Senior Notes, in a transaction led by Bear Stearns & Co. Inc. The Senior Notes mature on August 15, 2011, and are subordinate to the Term Loans (as defined below). The Senior Notes contain certain restrictive covenants and debt incurrence tests. Interest is incurred at a rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004 (see Note 19, regarding guarantee information).
      On December 10, 2004, Haights Cross issued $30.0 million aggregate principal amount of its Senior Notes in a transaction led by Bear Stearns & Co. Inc. These Senior Notes, which were issued under Haights Cross’ existing senior indenture, are pari passu with, of the same series as, and vote on any matter submitted to bondholders with, Haights Cross’ existing Senior Notes. In connection with this offering of new Senior Notes, Haights Cross entered into a new $30.0 million senior secured term loan (the “Second Term Loan” and, together with the First Term Loan the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. As of December 31, 2005, the interest rate in effect for the Second Term Loan was 7.84%. As of December 31, 2005, we had $170.0 million aggregate principal amount of outstanding Senior Notes and $127.4 million aggregate principal amount of indebtedness outstanding under the Term Loans (see Note 19, regarding guarantee information).
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
      The following table is a summary of the Company’s current outstanding debt as of December 31, 2005:

				Premium	Interest Rate	Book Value
				(Discount)	As of	As of
	Issuance	Due	Face	At	Dec 31,	Dec 31,
Instrument:	Date	Date	Amount	Issuance	2005	2005

Haights Cross:
Senior secured term loan	08/20/03	08/15/08	$100,000	—	8.84%	$97,750
Senior secured term loan	12/10/04	08/15/08	$30,000	—	7.84%	29,700

						$127,450
11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	32,630

						$172,630
Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$92,875
Series B preferred	12/10/99	12/10/11	$50,006	$(3,410)	16.0%	127,788

Total debt						$520,743

      The following table shows the required future repayments under the Company’s current financing arrangements as of December 31, 2005:

2006	$1,300
2007	1,300
2008	124,850
2009	—
Thereafter	434,468

Total	561,918
Less: Unamortized discounts and other	(41,175)

$520,743

12.	Equity and Redeemable Preferred Stock
      On December 10, 1999, the Company issued 22,476 shares of voting Series A preferred stock (the “Preferred A”). The Preferred A has a liquidation value of $1,000 per share plus any accrued but unpaid dividends. The Preferred A accrues quarterly cumulative dividends at an annual rate of 8%. Beginning on December 31, 2019, any Preferred A holder may require the Company to redeem the outstanding Preferred A shares held by that holder, at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. Each holder of a share of Preferred A is entitled to one vote per share. The initial carrying value of the Preferred A was $22.3 million and the Company will accrete to the aggregate liquidation value of $110.2 million through December 19, 2019, the date holders can require redemption.

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
      The Preferred B has a liquidation value of $25 per share plus any accrued but unpaid dividends. The Preferred B accrues quarterly cumulative cash dividends at an annual rate of 16% beginning January 1, 2005. Prior to that date, dividends at the same rate are added to the carrying value of the Preferred B shares. If after December 10, 2004, if the Company fails to pay four consecutive or six quarterly dividends for any reason, the holders of the Preferred B are entitled to elect one director to serve on the Company’s Board of Directors. Effective January 20, 2006 the holders of the Preferred B elected, by written consent, Eugene I. Davis to serve on the Company’s Board of Directors. As of December 31, 2005, Company had accrued $18.8 million for unpaid cash dividends and has elected not to pay cash dividends, as the Company is restricted from making cash dividend payments on the Series B senior preferred stock by restricted payment provisions of the 12 1/2% senior discount notes agreement.
      The Preferred B requires a mandatory redemption on December 10, 2011 at its liquidation value, plus any accrued but unpaid dividends. Beginning on December 10, 2004, the Company may redeem the Preferred B at 110% of its liquidation value, plus any accrued but unpaid dividends. The redemption price periodically declines each year through 2008, to 100% of its liquidation value plus any accrued but unpaid dividends. The initial carrying value of the Preferred B was $53.9 million which was net of $0.8 million of issuance costs, which were incurred in connection with the issuance of the Preferred B shares. The issuance costs will be amortized through December 10, 2011 and the Company will accrete to the mandatory redemption price of $25 per share plus accrued but unpaid dividends (the liquidation value) on the Preferred B through December 10, 2011.
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
      The following table summarizes the Preferred A, Preferred B and Preferred C:

	As of December 31, 2005

	Preferred A	Preferred B	Preferred C

Issuance	$22,476	$50,006	$3,500
Accrued dividends	13,857	79,462	310

Liquidation value	36,333	129,468	3,810
Discount recorded on issuance	(203)	(3,410)	(2,407)
Accumulated accretion of discount	61	1,730	123
2,213 warrants for Series A Preferred	2,213	—	—

	$38,404	$127,788	$1,526

      The Company has 30,000,000 shares of common stock authorized for issuance. As of December 31, 2005, the Company has 20,008,300 shares issued and outstanding, including 8,300 shares issued due to the exercise of stock options during the year ended December 31, 2005, 2,389,700 shares reserved for the exercise and issuance of stock options and 2,139,047 shares reserved for the conversion of warrants.
      Certain shareholders of the common stock have registration rights subject to various conditions and limitations, under which they are entitled to demand that the Company register their common shares under the Securities Act.

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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Transaction activity with respect to the Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance as of December 31, 2002	844,250	$1.58
Granted in 2003	738,500	2.79
Forfeited in 2003	(159,750)	1.54
Cancelled in 2003	(88,800)	2.84

Balance as of December 31, 2003	1,334,200	1.61
Granted in 2004	587,500	1.00
Forfeited in 2004	(366,555)	2.27
Cancelled in 2004	—	—

Balance as of December 31, 2004	1,555,145	1.71
Granted in 2005	254,000	1.12
Exercised in 2005	(8,300)	1.13
Forfeited in 2005	(218,485)	1.55
Cancelled in 2005	(12,203)	1.71

Balance as of December 31, 2005	1,570,157	$1.64

      There was no public market for the Company’s commons stock as of December 31, 2005. Accordingly, the fair market value of our common stock is determined by our board of directors and all stock option grants made during 2005 had an exercise price equal to the board determined fair market value.
      The following table summarizes the Company’s outstanding and exercisable stock options as of December 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$0.83	199,000	6.0 years	$0.83	199,000	$0.83
$1.00	658,610	8.9 years	$1.00	88,610	$1.00
$1.19	89,500	6.0 years	$1.19	89,500	$1.19
$1.53	57,500	9.35 years	$1.53	—	$1.53
$2.48	157,500	6.05 years	$2.48	157,500	$2.48
$2.84	408,047	7.75 years	$2.84	257,322	$2.84

	1,570,157		$1.64	791,932	$1.87

      Options exercisable as of December 31, 2004 and 2003 were 646,545 and 678,751, respectively.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments
      The Company has leased facilities in the states of New York, Alabama, Maryland, Massachusetts, Pennsylvania, Iowa, Texas, New Jersey and the United Kingdom. The aggregate future minimum lease payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2005 are as follows:

	Occupancy
	Space	Equipment

Year ending December 31:
2006	$2,652	$358
2007	2,333	278
2008	1,834	158
2009	1,387	111
Thereafter	676	82

Total minimum payments	$8,882	$987

      Rent expense on the occupied space for the years ended December 31, 2005, 2004 and 2003 was $2.3 million, $2.2 million and $2.0 million, respectively. Expenses relating to equipment leases for the years ended December 31, 2005, 2004 and 2003 was $0.4 million, $0.3 million and $0.2 million, respectively.
      From time to time, the Company may be involved in various litigation relating to claims which have arisen in the ordinary course of its business. In the opinion of management, the outcome of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

15.	Savings Plan
      The Company has a defined contribution plan for eligible employees under Section 401(k) of the internal revenue code. The Haights Cross Communications, Inc. 401(k) Savings Plan (“Savings Plan”) provides for eligible employees to contribute up to 15% of eligible compensation with a Company match of 50% of the first 6% of employee contributions. All employees are eligible to participate in the Savings Plan after one year of service and reaching age 21, and completing 1,000 hours of service within a calendar year. The Company may, at its discretion, make additional contributions to the Savings Plan, on a pro rata basis. Participants vest under five-year graded vesting in the Company match and 100% in their own contributions to the Savings Plan. Distributions can be paid either in a lump sum or monthly installments.
      The Company’s contributions and administrative fees for the years ended December 31, 2005, 2004 and 2003 were $0.6 million, $0.5 million and $0.5 million, respectively.

16.	Discontinued Operations

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
      For the years ended December 31, 2003 and 2005 Coriolis had net revenue of $0 for both years and net income of $0.2 million from the receipt of royalty payments during 2003 and a net loss of $0.1 million for the

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year ended December 31, 2005 from professional fees for a state income tax audit. There were no transactions or results of operations for Coriolis for the year ended December 31, 2004.

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
      For the year ended December 31, 2003, Andrews Communications had revenues of $2.0 million and a loss from operations of discontinued operations of $0.2 million. There were no transactions or results of operations for Andrews Communications for the years ended December 31, 2004 and 2005.
      On March 31, 2003 and May 30, 2003, in two separate transactions, the Company sold the assets of its subsidiary Andrews Communications for gross proceeds of $8.0 million and net proceeds of $7.6 million. On May 30, 2003, in conjunction with the second transaction, the Company recorded a loss on sale of $0.9 million. There were no remaining assets or liabilities in Andrews Communications as of December 31, 2003.

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
      The sale of Triumph College was completed on July 31, 2002, in the form of an asset purchase agreement. In consideration of the sale the Company received a $3.0 million Senior Secured Promissory Note (the “Note”), which is payable on July 31, 2012, together with any accrued interest. The Note bears interest at the prime rate, as defined in the agreement, plus 2%, beginning on July 31, 2004, on both the unpaid principal amount and any accrued and unpaid interest thereon. The Note does not pay interest until 2004 therefore, the Company recorded a discount of $0.4 million on the Note, which was amortized to interest income quarterly over the period from July 31, 2002 through July 31, 2004. The interest rate on the Note is subject to an annual increase or decrease of no more than 1%, up to a maximum of 9%. The Note is secured by a first priority lien on the assets of the purchaser and requires mandatory repayment of all principal and accrued interest upon certain events, including the sale of the business to any third party. None of the required interest was paid in 2004. As of December 31, 2004, based on the results of operations, management concluded a reserve was required against the note. A reserve of $1.8 million was calculated based on the fair value of the underlying assets determined utilizing comparable market values for the business. As of December 31, 2004 the note had a net carrying value of $1.3 million. During 2005 based on the results of operations this reserve was increased to $2.3 million and the note has a net carrying value of $1.0 million as of December 31, 2005. Interest revenues from this note will not be recognized until paid.
      For the years ended December 31, 2004 and 2005 Triumph College had revenue of $0.0 million for both years and a loss $1.8 million and $0.3 million, respectively based on the loan reserve account changes described above. There were no transactions or results of operations for Triumph College for the year ended December 31, 2003.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chelsea House
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
      The operating results of Chelsea House for the years ended December 31, 2005 (through sale date of August 9th) and December 31, 2004 were as follows:

	Years Ended
	December 31,

	2005	2004

Revenue	$6,594	$11,345
Cost of goods sold	2,061	5,022
Marketing and sales	1,622	2,215
Fulfillment and distribution	606	975
General and administrative	988	2,382
Amortization of pre-publication costs	1,770	2,698
Impairment loss — pre-publication costs	3,211	—
Depreciation expense	68	130

Loss from operations	$(3,732)	$(2,077)

      On August 9, 2005, the assets and liabilities of Chelsea House were sold for gross proceeds of $9.0 million, consisting of consideration received from the buyer of $8.5 million and $0.5 million placed in an escrow account all of which as been released to the company as of February 2006. A loss of $0.9 million, presented as a loss on disposal of discontinued operations, was recorded on the sale and represents the accrual for disposal cost consisting primarily of accrued lease costs and severance. At December 31, 2005, there was

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.2 million of this accrual remaining. The carrying amounts of Chelsea House’s assets and liabilities as of August 8, 2005 were as follows:

August 8,
2005

Assets and liabilities:
Working capital, net (excluding cash)	$4,904
Pre-publication costs, net	3,897
Property and equipment, net	156

Net assets on date of sale	$8,957

Calculation of loss on sale:
Proceeds	$9,000
Less: book value of net assets sold	(8,957)

43
Less: accrued transaction costs	(935)

Loss on disposal of Chelsea House	$892

17.	Restructuring Charges
      During the fourth quarter of 2002, the Company initiated an operations consolidation project under which it consolidated the warehousing and order fulfillment functions of its Triumph Learning, Sundance, and Newbridge subsidiaries at a new warehouse facility. The customer service functions of Triumph Learning, Sundance, and Newbridge were also be combined. The objective of the warehouse consolidation is to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. In January 2003, the Company signed a lease for the new warehouse facility and substantially completed the project in 2003. In connection with this effort, the Company incurred a total restructuring charge $1.2 million. In accordance with SFAS No. 146, these costs were not accrued as of December 31, 2002.
      Operations consolidation project restructuring activity by type for the years ended December 31, 2004 and 2003 is as follows:

		Accrued				Accrued
		Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to	December 31,	Expense in	Cash Paid		December 31,
	be Incurred	2003	2004	in 2004	Reversals	2004

Warehouse and Order Fulfillment Consolidation
Severance and related	$325	$7	$—	$7	$—	$—
Lease terminations costs	575	86	—	86	—	—
Relocation and other	530	—	—	—	—	—

	$1,430	$93	$—	$93	$—	$—

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Accrued				Accrued
		Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to	December 31,	Expense in	Cash Paid		December 31,
	be Incurred	2002	2003	in 2003	Reversals	2003

Warehouse and Order Fulfillment Consolidation
Severance and related	$325	$—	$336	$328	$1	$7
Lease terminations costs	575	—	421	251	84	86
Relocation and other	530	—	597	565	32	—

	$1,430	$—	$1,354	$1,144	$117	$93

      Operations consolidation project restructuring activity by segment for the years ended December 31, 2004 and 2003 is as follows:

		Accrued				Accrued
		Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to	December 31,	Expense in	Cash Paid in		December 31,	Headcount
	be Incurred	2003	2004	2004	Reversals	2004	Reduction

Sundance/ Newbridge	$750	$93	$—	$93	$0	$0	—
Triumph Learning	560	—	—	—	—	—	—
Corporate	120	—	—	—	—	—	—

	$1,430	$93	$—	$93	$—	$—	—

		Accrued				Accrued
		Restructuring				Restructuring
	Amount	Liability as of	Restructuring			Liability as of
	Expected to	December 31,	Expense in	Cash Paid in		December 31,	Headcount
	be Incurred	2002	2003	2003	Reversals	2003	Reduction

Sundance/ Newbridge	$750	$—	$652	$546	$13	$93	3
Triumph Learning	560	—	582	479	103	—	13
Corporate	120	—	120	119	1	—	1

	$1,430	$—	$1,354	$1,144	$117	$93	17

18.	Segment Reporting
      The Company’s operating segments are regularly reviewed by the chief operating decision maker concerning the allocation of resources and assessing performance.
      Beginning with the quarter ended March 31, 2005, the Company re-organized its segment financial reporting into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education. This business segments realignment was designed to present segmented financial information in a way that is more reflective of the markets the Company’s businesses serve and more meaningful to investors and other readers of this report. Prior periods have been restated to conform to the current presentation. Additionally, the operations of Chelsea House, which was divested in the third quarter of 2005, have been eliminated from K-12 Supplemental Education segment for all periods presented.
      Our K-12 Supplemental Education reporting segment is comprised of our Sundance/ Newbridge business. Our Test-prep and Intervention reporting segment is comprised of our Triumph Learning, Buckle Down and Options Publishing businesses. These businesses have been aggregated due to the similarity of economic and business characteristics. Our Library segment is unchanged, but was previously named Recorded Books. Our

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Medical Education reporting segment is comprised of our Oakstone Publishing business, which includes Scott Publishing and CMEinfo, since their acquisition.
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
      The results of operations and other data for the four operating segments and corporate for the years ending December 31, 2005, 2004 and 2003 are as follows:

	K-12
	Supplemental	Test-Prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

2005
Revenue	$43,096	$64,501	$76,626	$26,262	$—	$210,485
Cost of good sold	10,927	13,521	28,623	7,793	—	60,864
Marketing and sales	13,461	17,787	13,591	7,652	—	52,491
Fulfillment and distribution	4,074	4,040	5,236	2,733	—	16,083
General and administrative	3,046	6,884	5,796	3,426	6,801	25,953
Amortization of pre-publication costs	3,731	4,706	4,139	574	—	13,150
Depreciation expense and amortization of intangibles	825	2,727	717	642	127	5,038

Income (loss) from operations	$7,032	$14,836	$18,524	$3,442	$(6,928)	$36,906

Interest expense	$2,576	$13,167	$6,009	$3,504	$34,072	$59,328
Capital expenditures — property and equipment	817	831	1,164	943	76	3,831
Capital expenditures — pre-publication costs	5,236	10,086	5,384	1,171	—	21,877
Goodwill	24,393	60,906	64,513	19,612	—	169,424
Total assets	52,634	123,342	99,360	41,402	83,753	400,491

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	K-12
	Supplemental	Test-Prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

2004
Revenue	$48,450	$34,421	$68,878	$19,144	$—	$170,893
Cost of good sold	12,530	7,846	27,480	5,142	—	52,998
Marketing and sales	13,144	7,656	12,497	5,523	—	38,820
Fulfillment and distribution	4,556	2,443	4,459	1,837	—	13,295
General and administrative	3,342	5,334	5,036	2,201	6,272	22,185
Amortization of pre-publication costs	3,076	2,218	3,564	248	—	9,106
Depreciation expense and amortization of intangibles	680	827	734	504	209	2,954

Income (loss) from operations	$11,122	$8,097	$15,108	$3,689	$(6,481)	$31,535

Interest expense	$2,824	$6,818	$6,744	$2,716	$29,092	$48,194
Capital expenditures — property and equipment	858	891	1,255	188	56	3,248
Capital expenditures — pre- publication costs	4,149	3,469	4,438	107	—	12,163
Goodwill	24,393	61,786	64,513	15,487	—	166,179
Total assets	50,420	116,521	99,045	25,203	108,514	399,703

	K-12
	Supplemental	Test-Prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

2003
Revenue	$44,763	$25,171	$61,137	$18,188	$—	$149,259
Cost of good sold	11,585	5,740	23,774	4,826	—	45,925
Marketing and sales	11,427	5,883	10,594	4,999	—	32,903
Fulfillment and distribution	3,494	1,981	3,435	1,601	—	10,511
General and administrative and restructuring charges	3,621	3,845	4,570	2,038	4,263	18,337
Amortization of pre-publication costs	2,228	1,565	2,778	264	—	6,835
Depreciation expense and amortization of intangibles	562	101	659	557	220	2,099

Income (loss) from operations	$11,846	$6,056	$15,327	$3,903	$(4,483)	$32,649

Interest expense	$2,567	$3,755	$6,076	$2,272	$5,258	$19,928
Capital expenditures — property and equipment	1,418	69	935	310	83	2,815
Capital expenditures — pre-publication costs	4,780	1,743	4,115	195	—	10,833
Goodwill	24,393	20,612	64,513	15,487	—	125,005
Total assets	48,408	30,688	93,701	26,099	66,626	265,522

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Condensed Consolidated Financial Statements
      On August 20, 2003, Haights Cross Operating Company (“HCOC”), a subsidiary of the Company, issued $140.0 million of 11 3/4% senior notes due 2011. HCOC and the guarantor subsidiaries are 100% owned, directly or indirectly, by the Company. These notes have been fully and unconditionally, jointly and severally guaranteed by Holdings and each of the existing and future restricted subsidiaries of HCOC. Subject to certain exception, HCOC is restricted in its ability to make funds available to the Company. The following unaudited interim condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.
      Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2005

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue	$—	$—	$210,485	$—	$210,485
Costs and expenses	787	6,140	166,652	—	173,579

Income (loss) from operations	(787)	(6,140)	43,833	—	36,906
Equity in the income (loss) of subsidiaries	608	4,900	—	(5,508)	—
Loss from discontinued operations	—	(1,245)	(3,731)	—	(4,976)
Other (income)/expenses	44,248	(3,093)	35,202	—	76,357

Net income (loss)	$(44,427)	$608	$4,900	$(5,508)	$(44,427)

	Year Ended December 31, 2004

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue	$—	$—	$170,893	$—	$170,893
Costs and expenses	—	6,481	132,877	—	139,358

Income (loss) from operations	—	(6,481)	38,016	—	31,535
Equity in the income (loss) of subsidiaries	2,167	6,832	—	(8,999)	—
Loss from discontinued operations	—	(1,780)	(2,008)	—	(3,788)
Other (income)/expenses	24,748	(3,596)	29,176	—	50,328

Net income (loss)	$(22,581)	$2,167	$6,832	$(8,999)	$(22,581)

	Year Ended December 31, 2003

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue	$—	$—	$149,259	$—	$149,259
Costs and expenses	—	4,483	112,127	—	116,610

Income (loss) from operations	—	(4,483)	37,132	—	32,649
Equity in the income (loss) of subsidiaries	(1,866)	13,318	—	(11,452)	—
Income(loss) from discontinued operations	—	—	(289)	—	(289)
Other expenses	—	10,701	23,525	—	34,226

Net income (loss)	$(1,866)	$(1,866)	$13,318	$(11,452)	$(1,866)

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Condensed Consolidating Balance Sheets:

	As of December 31, 2005

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets	$3,571	$65,533	$58,290	$—	$127,394
Investment in subsidiaries	43,886	278,313	—	(322,199)	—
Long term assets	2,505	12,144	258,448	—	273,097

Total assets	$49,962	$355,990	$316,738	$(322,199)	$400,491

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$13,324	$38,010	$—	$51,334
Long term liabilities	239,180	298,780	415	—	538,375
Redeemable preferred stock	39,930	—	—	—	39,930
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(229,168)	43,886	278,313	(322,199)	(229,168)

Total stockholders’ deficit	(229,148)	43,886	278,313	(322,199)	(229,148)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$49,962	$355,990	$316,738	$(322,199)	$400,491

	As of December 31, 2004

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets	$3,460	$74,375	$64,891	$—	$142,726
Investment in subsidiaries	44,314	267,783	—	(312,097)	—
Long term assets	2,947	15,106	238,924	—	256,977

Total assets	$50,721	$357,264	$303,815	$(312,097)	$399,703

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$12,378	$35,701	$—	$48,079
Long term liabilities	195,282	300,572	331	—	496,185
Redeemable preferred stock	36,882	—	—	—	36,882
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(181,463)	44,314	267,783	(312,097)	(181,463)

Total stockholders’ deficit	(181,443)	44,314	267,783	(312,097)	(181,443)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$50,721	$357,264	$303,815	$(312,097)	$399,703

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2005

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Cash provided by (used in):
Operating activities of continuing operations	$(694)	$712	$24,473	$—	$24,491
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(21,877)	—	(21,877)
Additions to property and equipment	—	(76)	(3,755)	—	(3,831)
Additions to intangibles	—	—	(20)	—	(20)
Intercompany activity	796	(2,871)	2,075	—	—
Acquisitions, net of cash acquired	—	(12,255)	—	—	(12,255)
Proceeds from sale of businesses and assets	—	8,500	—	—	8,500

Net cash provided by (used in) investing activities	796	(6,702)	(23,577)	—	(29,483)
Financing activities of continuing operations:
Repayment of senior secured term loan	—	(1,300)	—	—	(1,300)
Proceeds from exerciser of stock options	9	—	—	—	9
Additions to deferred financing costs	—	(511)	—	—	(511)

Net cash provided by (used in) financing activities	9	(1,811)	—	—	(1,802)
Effect of exchange rates on cash	—	—	(154)	—	(154)
Net cash used by discontinued operations	—	(1,488)	(553)	—	(2,041)

Net change in cash and cash equivalents	111	(9,290)	190	—	(8,989)
Cash and cash equivalents at beginning of period	3,460	73,940	1,181	—	78,581

Cash and cash equivalents at end of period	$3,571	$64,650	$1,371	$—	$69,592

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Cash provided by (used in):
Operating activities of continuing operations	$332	$1,088	$19,813	$—	$21,233
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(12,163)	—	(12,163)
Additions to property and equipment	—	(56)	(3,192)	—	(3,248)
Additions to intangibles	—	—	(28)	—	(28)
Intercompany activity	(53,517)	57,596	(4,079)	—	—
Acquisitions, net of cash acquired	—	(77,896)	—	—	(77,896)
Proceeds from sale of businesses and assets	—	—	29	—	29

Net cash used in investing activities	(53,517)	(20,356)	(19,433)	—	(93,306)
Financing activities of continuing operations:
Proceeds from 12 1/2% senior discount notes	73,653	—	—	—	73,653
Proceeds from 11 3/4% senior notes	—	33,150	—	—	33,150
Proceeds from senior secured term loan	—	30,000	—	—	30,000
Purchase of Series B Senior preferred stock	(13,999)	—	—	—	(13,999)
Repayment of senior secured term loan	—	(1,000)	—	—	(1,000)
Additions to deferred financing costs	(3,009)	(2,226)	—	—	(5,235)

Net cash provided by financing activities	56,645	59,924	—	—	116,569
Effect of exchange rates on cash	—	—	162	—	162
Net cash provided by discontinued operations	—	—	1,534	—	1,534

Net change in cash and cash equivalents	3,460	40,656	2,076	—	46,192
Cash and cash equivalents at beginning of period	—	33,284	(895)	—	32,389

Cash and cash equivalents at end of period	$3,460	$73,940	$1,181	$—	$78,581

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Cash provided by (used in):
Operating activities	$—	$16,949	$13,077	$—	$30,026
Investing activities:
Additions to pre-publication costs	—	—	(10,833)	—	(10,833)
Additions to property and equipment	—	(83)	(2,732)	—	(2,815)
Proceeds from sale of businesses and assets	—	7,568	—	—	7,569

Net cash provided by (used in) investing activities	—	7,485	(13,564)	—	(6,079)
Financing activities:
Proceeds from senior credit facility	—	12,000	—	—	12,000
Repayment of senior credit facility	—	(154,350)	—	—	(154,350)
Repayment of subordinated notes	—	(75,211)	—	—	(75,211)
Proceeds from 11 3/4% senior notes	—	140,000	—	—	140,000
Proceeds from senior secured term loan	—	100,000	—	—	100,000
Repayment of senior secured term loan	—	(250)	—	—	(250)
Additions to deferred financing costs	—	(15,391)	—	—	(15,391)

Net cash provided by financing activities	—	6,798	—	—	6,798
Effect of exchange rates on cash	—	—	211	—	211
Net cash used by discontinued operations	—	—	(1,268)	—	(1,268)

Net change in cash and cash equivalents	—	31,232	(1,544)	—	29,688
Cash and cash equivalents at beginning of period	—	2,052	649	—	2,701

Cash and cash equivalents at end of period	$—	$33,284	$(895)	$—	$32,389

HAIGHTS CROSS COMMUNICATIONS, INC. — PARENT COMPANY
Schedule I — Condensed Financial Information
Condensed Balance Sheets

	As of December 31,

	2005	2004

	(In thousands)
ASSETS
Current assets	$3,571	$3,460
Investment in subsidiary	43,886	44,314
Long term assets	2,505	2,947

Total assets	$49,962	$50,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$—	$—
Long term debt	220,663	190,976
Other long term liabilities	18,517	4,306
Redeemable preferred stock	39,930	36,882
Stockholders’ deficit:
Common stock	20	20
Accumulated deficit	(229,168)	(181,463)

Total stockholders’ deficit	(229,148)	(181,443)

Total liabilities and stockholders’ deficit	$49,962	$50,721

Condensed Statements of Operations

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenues	$—	$—	$—
General and administrative expenses	—	—	—

Operating income	—	—	—
Equity in net loss of subsidiary	(44,427)	(22,581)	(1,866)

Net loss	$(44,427)	$(22,581)	$(1,866)

Condensed Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash provided by (used in):
Operating activities	$(694)	$332	$—
Investing activities	796	(53,517)	—
Financing activities	9	56,645	—

Net change in cash	111	3,460	—
Cash at beginning of period	3,460	—	—

Cash at the end of the year	$3,571	$3,460	$—

1.	Basis of Presentation
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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Account Summary
For the Years ended December 31, 2005, 2004 and 2003:

		Additions

	Balance at	Charged to				Charged to
	Beginning of	Costs and				Other			Balance at
	Year	Expenses				Accounts			End of Year
							Deductions
Description	(Credit)	(Credit)		Acquisitions		Debit/(Credit)	Debit		(Credit)

Year ended December 31, 2005:
Allowance for doubtful accounts and returns	$(3,351)	(3,831	)(2)	53	(1)	—	3,642	(4)	$(3,487)
Allowance for senior secured promissory note (7)	$(1,780)	(300)		—		(202)	—		$(2,282)
Allowance for valuation of deferred tax asset	$(29,377)	(14,830)		—		—	534	(5)	$(43,673)
Allowance for inventory obsolescence	$(2,032)	(1,163)		(47	)(2)	—	493	(6)	$(2,749)
Year ended December 31, 2004:
Allowance for doubtful accounts and returns	$(3,411)	(3,023)		(209	)(3)	—	3,292	(4)	$(3,351)
Allowance for senior secured promissory note (7)	$—	(1,780)		—		—	—		$(1,780)
Allowance for valuation of deferred tax asset	$(33,351)	—		—		—	3,974	(5)	$(29,377)
Allowance for inventory obsolescence	$(1,120)	(976)		(437	)(3)	—	501	(6)	$(2,032)
Year ended December 31, 2003:
Allowance for doubtful accounts and returns	$(3,912)	(2,844)		—		—	3,345	(4)	$(3,411)
Allowance for valuation of deferred tax asset	$(33,736)	—		—		—	385	(5)	$(33,351)
Allowance for inventory obsolescence	$(1,389)	(499)		—		—	768	(6)	$(1,120)

(1)	Relates to a $90k adjustment to the valuation of Options Publishing and reserves added with the Scott Publishing and CMEinfo acquisitions.

(2)	Relates to reserves added with the acquisitions of Scott Publishing and CMEinfo.

(3)	Relates to reserves added with the acquisitions of Buckle Down and Options Publishing.

(4)	Primarily relates to return of products.

(5)	Relates to the reduction of net deferred tax assets.

(6)	Relates to the destruction of obsolete inventory.

(7)	Relates to sale of Triumph College (see Note 16 in the financial statements included elsewhere in this annual report on Form 10-K.)

Item 9	. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
      As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures as of the end of the period covered by this report and due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on in a timely basis.
      In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We regularly review and document our disclosure controls and procedures, and our internal controls over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.
      As a result of an adjustment to income taxes discovered during the audit of the financial statements for its fiscal year ended December 31, 2005, management determined a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes existed that led management to conclude that as of December 31, 2005, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements related to accounting for income taxes would not be prevented or detected on a timely basis by Company employees in the normal course of performing their assigned functions. This material weakness exists because the Company’s management does not currently have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s accounting over this area. This lack of adequate technical expertise resulted in an error in the Company’s accounting for income taxes during the third quarter of 2005, which was identified during the course of the Company’s 2005 audit. This error related to the Company not providing a sufficient valuation allowance against deferred tax assets that are not more likely than not to be realized. The Company had incorrectly netted deferred tax liabilities related to intangibles with indefinite lives against deferred tax assets related to net operating loss carryforwards with finite lives in determining the amount of allowance necessary. As a result of the error, the Company has included in this Form 10-K a restatement of its financial statements as of and for the quarter and nine month period ended September 30, 2005.
(b) Changes in Internal Controls over Financial Reporting
      There was no change in the Company’s internal control over financial reporting during the year ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Regarding the material weakness described above, the Company intends to implement enhanced control procedures over accounting for income taxes which include:

•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	Education and training of Company management and staff to improve technical expertise with respect to income tax accounting;

•	Engaging expert resources to assist with tax accounting;

•	Re-allocating and/or relocating duties of finance personnel to enhance review and monitoring procedures.
      While the Company believes that the remedial actions will result in the correction of the material weakness in our internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur.
Item 9B.     Other Information.
      None.
Part III

Item 10.	Directors and Executive Officers of the Registrant
      The following table sets forth information about our executive officers, members of our board of directors and the presidents of our imprints as of March 22, 2006.

Name	Age	Position

Peter J. Quandt	57	Chairman, Chief Executive Officer and President
Paul J. Crecca	48	Director, Executive Vice President and Chief Financial Officer
Linda Koons	51	Executive Vice President and Publisher
Kevin M. McAliley	46	Executive Vice President and President of Triumph Learning
Mark Kurtz	41	Vice President, Finance and Accounting, and Chief Accounting Officer
Melissa L. Linsky	47	Vice President, Finance and Planning, and Treasurer
David Berset	51	President, Recorded Books
Paul A. Konowitch(1)	51	President, Sundance/ Newbridge
Nancy McMeekin	51	President, Oakstone Publishing
Barbara Russell	58	President, Options Publishing
Christopher S. Gaffney	43	Director
Stephen F. Gormley	55	Director
Eugene I. Davis(2)	51	Director

(1)	Mr. Konowitch joined Haights Cross in September 2003 as Senior Vice President, Corporate and New Business Development and effective January 9, 2006 was appointed President of Sundance/ Newbridge publishing unit and as of such date is no longer an executive officer of Haights Cross Communications.

(2)	Mr. Davis was elected to our board of directors effective January 20, 2006 by the holders of a majority of our outstanding shares of Series B preferred stock, in accordance with the terms of the Series B preferred stock.
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

      Paul J. Crecca has served as a member of our board of directors since October 2004 and as our Executive Vice President and Chief Financial Officer since January 1998. Mr. Crecca has also served as our Chief Operating Officer from January 1998 to June 2000 and as Treasurer from 2001 to 2004. From 1995 to 1998, Mr. Crecca served as Executive Vice President — Finance of the Marvel Comics Group, an operating division of Marvel Entertainment Group, Inc. From 1985 to 1995, Mr. Crecca served as Chief Financial Officer of Dun & Bradstreet International, a division of the Dun & Bradstreet Corporation. Prior to 1985, Mr. Crecca was employed as an audit manager for Ernst & Young LLP. Mr. Crecca, a C.P.A. since 1981, received a B.A. from the Rutgers College of Arts and Sciences and an M.B.A. from the Rutgers Graduate School of Business Management.
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
      Kevin M. McAliley has served as our Executive Vice President since October 1999 and also has served as President of Triumph Learning since October 2001. From 1991 to 1999, Mr. McAliley held positions of increasing responsibility at Primedia, Inc., serving as President and Chief Executive Officer of Channel One Communications Group, composed of Channel One, a news service broadcast to 8 million high school students daily; Films Media Group which grew to be the largest U.S. distributor of academic videos and software under his leadership; and other educational companies. Prior to becoming President of Channel One, Mr. McAliley served as President and Chief Executive Officer of Films Media Group. Immediately prior to that, Mr. McAliley led the team that launched Newbridge Educational Publishing. Mr. McAliley has been the principal on $250 million of acquisitions, licensing deals and joint ventures between and among educational publishing companies. Mr. McAliley received a B.A. from Harvard University and an M.B.A. from Columbia University. Mr. McAliley sits on the Board of Directors of the Association of Educational Publishers.
      Mark Kurtz has served as our Vice President, Finance and Accounting, and Chief Accounting Officer since December 1999. From June 1996 to December 1999, Mr. Kurtz served as Chief Accounting Officer of Oakstone Publishing. Prior to joining Oakstone Publishing, Mr. Kurtz served as a senior manager at Hardman Guess Frost and Cummings, a public accounting firm. Mr. Kurtz, a C.P.A. since 1989, received a B.B.A. from the University of Montevallo.
      Melissa L. Linsky has served as our Vice President, Finance and Planning since June 1999 and as our Treasurer since October 2004. From 1998 to 1999, Ms. Linsky served as Vice President of Finance and Planning at the MacManus Group, an advertising and communications company, and from 1995 to 1997, served as Vice President of Marvel Comics Group, an operating division of Marvel Entertainment Group, Inc. From 1988 to 1995, Ms. Linsky served as Assistant Vice President of Dun & Bradstreet International, a division of the Dun & Bradstreet Corporation, and from 1984 to 1988 as Assistant Treasurer at Chase Manhattan Bank. Ms. Linsky received a B.B.A. magna cum laude from Temple University and an M.B.A. from New York University’s Stern School of Business.
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
      Paul A. Konowitch has served as our Senior Vice President, Corporate and New Business Development since September 2003. Previously, Mr. Konowitch served as Managing Director at Gabelli Group Capital Partners where he led investments in venture, private equity and leveraged buyout opportunities. Prior to that, Mr. Konowitch, over a thirteen year period, served in a variety of positions, including as President, General Manager and chief financial officer, within The Thomson Corporation in the healthcare, business information, and financial services groups. Mr. Konowitch, a C.P.A. since 1981, received a B.A. in Business Administration from Rutgers College and an M.B.A. from the Rutgers Graduate School of Business Management.
      Nancy McMeekin has served as President of Oakstone Publishing since December 1995. Ms. McMeekin joined Oakstone Publishing in 1993 as General Manager. Prior to that time, she served as the Director of Public Relations and Instructor in Journalism at the University of Montevallo, and was founder of Louisiana Life Magazine, a winner of the National Magazine Award for General Excellence. Ms. McMeekin received a B.A. from the Mississippi University for Women.
      Barbara Russell has served as President of Options Publishing since December 2004. In 1993, Ms. Russell founded Options Publishing, Inc. and served as President of that company until we acquired the business in December 2004. For the nineteen years prior to 1993, Ms. Russell served in a variety of sales positions, including Vice President of Sales and Marketing, for Curriculum Associates, Inc. Ms. Russell received a B.A. from Lesley University, Cambridge MA.
Directors
      Christopher S. Gaffney has served as a member of our board of directors since March 1997. Mr. Gaffney is a co-founder and managing partner of Great Hill Partners, LLC, a Boston-based private equity firm, with responsibility for general management and investment policy. Mr. Gaffney’s investing experience includes education, media, publishing, IT services, telecommunications, business services and broadcasting. Mr. Gaffney presently serves as a director of Incentra Solutions, Inc., a publicly traded company that provides data storage services, and as a director of a number of privately held companies, including High-Tech Institute Holdings, Inc., and Northface Holdings, LLC, which are post-secondary for-profit education companies, CyberTech International, an information technology services provider, Dental Economics, LP, an operator of managed dental benefit services companies, Corliant, Inc., an information technology services provider, and Horizon Telecom International, Inc., a Brazilian broadband video and data provider. Mr. Gaffney has participated in the private equity business since 1986, serving as an Associate, Principal and General Partner of Media/ Communications Partners from 1986 to 1999. Prior to that time, Mr. Gaffney was a commercial lending officer for the First National Bank of Boston in the specialized media-lending unit. Mr. Gaffney received a B.S. summa cum laude from Boston College in Accounting and Economics.
      Stephen F. Gormley has served as a member of our board of directors since March 1997. Mr. Gormley is a co-founder and managing partner of Great Hill Partners, LLC, a Boston-based private equity firm, with responsibility for general management and investment policy. Mr. Gormley’s investing experience spans broadcasting, outdoor advertising, telecommunications, publishing and information technology services. Mr. Gormley serves as a director of triVIN, Inc., an electronic processor of automobile registrations and titles, and of Equity Communications, L.P., Dame Broadcasting, LLC, and Palm Beach Broadcasting, LLC, which are radio broadcasters. Mr. Gormley has served as a director for numerous other companies including Triad Cellular, LLC, OCI Holdings, Inc. and OmniAmerica Group. Mr. Gormley has participated in the private equity business since 1978, serving as an Associate, Vice President and General Partner for TA Associates until 1986 and as a founding General Partner of Media/ Communications Partners until 1999. Mr. Gormley received a B.A. from Bowdoin College and an M.B.A. from Columbia University.
      Eugene I. Davis has served as a member of our board of directors since January 2006. Since 1999, Mr. Davis has served as Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Mr. Davis was the Chairman and Chief Executive Officer of RBX Industries, Inc., a manufacturer and distributor of foam products, from September 2001 to November 2003 and served as the Restructuring Officer for RBX Industries, a manufacturer and distributor of rubber and plastic-based foam products, from January 2001 to September 2001. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. He is a director of Eagle Geophysical Inc. and American Commercial Lines Inc. He is also Chairman of the Board of Directors of Atlas Air Worldwide Holdings, Inc.
      We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our internet site at www.haightscross.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.
      We do not have listed securities and, consequently, are not subject to listing requirements related to the formation of board committees, including an Audit Committee. Currently, our full board of directors exercises the functions of an audit committee and selects the registered public accounting firm to audit our financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, reviews our periodic disclosure related to our financial statements, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the accountants’ independence and establishes policies for business values, ethics and employee relations. Our board of directors has determined that Christopher S. Gaffney qualifies as an audit committee financial expert as that term is defined in Item 401 of Regulation S-K under the Securities Act of 1933, as amended. Mr. Gaffney does not satisfy the heightened independence standard for audit committee members as defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. However, this independence standard is not applicable to us because our securities are not listed on any national securities exchange or in any automated inter-dealer quotation system of any national securities association.
Investors Agreement
      We have entered into an investors agreement with certain of our existing stockholders, in which the parties agreed to vote to elect Messrs. Gaffney and Gormley, as the designees of Media/ Communications Partners III Limited Partnership to our board of directors, and to provide Media/ Communications Partners III Limited Partnership with the right to elect a majority of the members of our board of directors.
Compensation Committee Interlocks and Insider Participation
      During the last completed fiscal year, each of our directors participated in deliberations of our board of directors concerning executive compensation, including Mr. Quandt, our Chairman, Chief Executive Officer and President, and Mr. Crecca, our Executive Vice President and Chief Financial Officer, except that Mr. Quandt did not participate in deliberations regarding his own compensation and Mr. Crecca did not participate in deliberations regarding his own compensation or the compensation of Mr. Quandt.
      None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.
Executive Officers
      Each of our executive officers has been elected by our board of directors and serves until his or her successor is duly elected and qualified.

Item 11.	Executive Compensation
      The following table sets forth the total compensation paid or accrued during the years ended December 31, 2005, 2004 and 2003 to Peter J. Quandt, our Chairman, Chief Executive Officer and President, and to each of our other four most highly compensated executive officers whose combined salary and bonus exceeded $100,000 for services rendered to us in all capacities during the year ended December 31, 2005. We refer to each of these people as our “named executive officers”.
Summary Compensation Table(1)

					Long Term
					Compensation
					Awards

	Annual Compensation				Securities
					Underlying
				Other Annual	Options	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation	(#)	Compensation ($)(2)

Peter J. Quandt	2005	470,819	$265,272	—	—	$7,113
Chairman, Chief Executive	2004	447,782	256,838	—	—	4,330
Officer and President	2003	445,770	208,950	—	—	5,719
Paul J. Crecca	2005	333,252	142,858	—	—	5,114
Director, Executive Vice	2004	319,072	146,410	—	—	4,330
President and Chief	2003	318,700	119,500	—	—	5,239
Financial Officer
Kevin M. McAliley	2005	312,792	181,012	—	—	3,519
Executive Vice President	2004	306,251	138,920	—	—	3,559
and President of Triumph	2003	309,400	164,150	—	—	3,211
Learning
Linda Koons(3)	2005	309,923	127,741	—	—	5,462
Executive Vice President,	2004	206,250	94,640	—	—	—
Publisher
Paul Konowitch(4)	2005	254,834	73,245	—	—	5,545
Senior Vice President,	2004	200,000	57,358	—	—	—
Corporate and New Business	2003	66,667	15,623	—	—	—
Development

(1)	The compensation in this table does not include certain perquisites and other personal benefits received by the named executive officers that did not exceed 10% of any officer’s total compensation reported in this table.

(2)	Excludes medical, life insurance and other benefits received by the named executive officers which are available generally to all of our salaried employees and certain perquisites and other personal benefits received by the named executive officers which do not exceed the lesser of $50,000 or 10% of any such named executive officer’s total annual compensation. Represents our contributions to the named executive officer’s 401(k) account

(3)	Ms. Koons joined Haights Cross in March 2004.

(4)	Mr. Konowitch joined Haights Cross in September 2003. Effective January 9, 2006 Mr. Konowitch was appointed President of Sundance/ Newbridge publishing unit. and as of such date is no longer an executive officer of Haights Cross Communications.
Option Grants in Last Fiscal Year
      There were no common stock options granted to each of the named executive officers during the year ended December 31, 2005. Mr. Quandt does not hold any options.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      None of our named executive officers exercised options during 2005. The following table sets forth information concerning the number and value of unexercised options to purchase shares of Haights Cross Communications’ common stock held by each of the named executive officers as of December 31, 2005. Mr. Quandt does not hold any options.
      There was no public market for our common stock as of December 31, 2005. Accordingly, amounts described in the following table under the heading “Value of Unexercised In-the-Money Options as of December 31, 2005” are determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $1.00, which was the fair market value of our common stock at December 31, 2005 as determined by our board of directors.

	Number of Common Shares		Value of Unexercised In-the-
	Underlying Options as of		Money Options as of
	December 31, 2005		December 31, 2005

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter J. Quandt	—	—	—	—
Paul J. Crecca	49,274	64,375	—	—
Kevin M. McAliley	130,166	44,250	$13,600	—
Linda Koons	19,830	80,000	—	—
Paul Konowitch	5,898	24,000	—	—
Employee Benefit Plans and Arrangements
      2000 Stock Option and Grant Plan. Our board of directors and stockholders adopted the 2000 stock option and grant plan in 2000. The plan allows for the issuance of up to 2,400,000 shares of common stock. The plan permits the grant or issue to our or our affiliates’ full-time and part-time officers, employees, directors, consultants, and other key persons of:

•	incentive and non-qualified stock options; and

•	restricted and unrestricted stock awards.
      The plan is administered by our board of directors or a committee of at least two directors appointed by the board of directors (both referred to herein as our board of directors) which has the right, in its discretion, to select the individuals eligible to receive awards, determine and modify the terms and conditions of the awards granted, extend the exercise period for options, accelerate the vesting schedule of any award and generally administer and interpret the plan.
      The exercise price of options granted under the plan is determined by our board of directors. Generally, the option exercise may not be less than 100% of the fair market value of the common stock on the date of grant.
      Options granted under the plan that are subject to time-based vesting typically vest over three years. Options granted under the plan that are subject to performance-based vesting typically vest in three tranches, with the vesting of each tranche subject to the achievement of specified annual financial goals by the unit at which the optionee is employed. Options expire ten years from the date of grant and may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with us. Upon the exercise of options, the option exercise price must be paid in full either in cash or by certified or bank check or other acceptable instrument or, if permitted, by delivery of shares of common stock that have been owned by the optionee free of restrictions for at least six months. At the discretion of our board of directors, if a participant exercises an option by delivering shares of common stock, the participant will automatically be granted an additional option to purchase the number of shares delivered when exercising.
      The plan and all awards issued under the plan will terminate upon certain sale events, unless we and the other parties to such transactions have agreed otherwise. In the event of such a termination, participants under the plan will be permitted to exercise for a period of time before any such termination all awards held by them which are then exercisable.
      Pursuant to the terms of the plan, Haights Cross Communications’ board of directors has granted the chief executive officer limited authority, acting alone, to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934 or “covered employees” within the meaning of Section 162(m) of the Code, as amended. The chief executive officer may act alone to grant awards as long as (i) the number of shares of common stock underlying any such awards granted do not exceed 20,000 to any one individual, or 150,000 during any one year period, (ii) the sale price or exercise price of shares of common stock issued pursuant to any such awards is not less than the fair market value of Haights Cross Communications’ common stock on the date of grant, and (iii) any such awards are subject to vesting terms consistent with the Haights Cross Communications’ standard vesting terms described above.
      401(k) Savings Plan. In January 1998, we established a retirement savings plan under Section 401(k) of the Code to cover our eligible employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a tax-deferred basis through contributions to the 401(k) plan. Our 401(k) plan is intended to constitute a qualified plan under Section 401(a) of the Code and its associated trust is intended to be exempt from federal income taxation under Section 501(a) of the Code. The plan requires us to make matching contributions on behalf of eligible employees equal to 50% of the first 6% deferred. Our contribution to the 401(k) savings plan for the year ended December 31, 2005 was $0.6 million.
Bonus and Incentive Plans
      2002 Equity Plan. For the year ended December 31, 2002, there was in effect a special management incentive plan, which we refer to as the 2002 Equity Plan. Under this plan, selected participants had the opportunity to earn a cash bonus, in addition to any bonus earned under our annual bonus plan, based upon our achievement, or the achievement by the business for which a given participant worked, of specified financial targets for the 2002 fiscal year. Based upon our results and the results of our businesses for 2002, participants earned aggregate bonuses under the plan of $2.8 million, of which $0.1 million of charges related to employees who resigned prior to payment was later reversed. Amounts earned under the plan were paid in three installments of $0.9 million each on March 31, 2003, September 30, 2003 and March 31, 2004. Beginning on January 1, 2003, we returned to our historical management incentive program consisting of stock options and merit cash bonuses.
      Employment and Severance Agreements. We are party to an employment agreement with Peter J. Quandt, our Chairman, Chief Executive Officer and President. The agreement does not have a fixed term. Mr. Quandt’s base salary under the agreement is established annually by our board of directors and may be increased, but not decreased, during the employment period. Mr. Quandt is also eligible to receive an annual bonus in an amount to be determined under a mutually agreeable bonus program. In addition, Mr. Quandt has the right to participate in any plans generally available to executive officers. Mr. Quandt’s employment may be terminated by us at any time without cause (as defined in the employment agreement) by a majority vote of all of the members of the board of directors or by him due to certain breaches by us of this agreement as specified in the agreement) upon 30 days notice to the board of directors in which case he will be entitled to receive his base salary for a period of 12 months following termination of employment. In addition, Mr. Quandt or his estate or beneficiary, as applicable, is entitled to continue to receive his base salary for a period of 12 months following termination of his employment if his employment is terminated due to death or disability (as defined in the employment agreement). Mr. Quandt is also subject to a non-competition and a non-solicitation of employees and customers.
      We are also a party to severance agreements with Messrs. Crecca and McAliley and with Mme. Koons, which provide for them to continue to receive their then current base salaries for a period of 12 months following termination of their employment without cause, and with Ms. Linsky and Mr. Kurtz, which provide for them to continue to receive their then current base salaries for a period of 6 months following termination of their employment without cause.

      Annual Management/ Employee Bonus Plan. We provide our managers and employees an opportunity to earn cash bonuses pursuant to an incentive bonus plan in effect for each fiscal year known as the “Annual Management/ Employee Bonus Plan” (the “Bonus Plan”). Compensation payouts to participants under the Bonus Plan are based on a participant’s achievement of defined objectives and such participant’s applicable Bonus Percentage (as defined below). Qualification to receive a payout under the Bonus Plan for each employee considered an executive or manager, will be based 60% on the achievement of certain pre-defined business profit and cash flow goals, and 40% on the completion of pre-defined, non-quantitative business improvement projects and initiatives. The pre-defined business profit and cash flow goals, and the pre-defined projects and initiatives, are recommended by our senior management and approved by the board of directors.
      The amount of a participant’s payout under the Bonus Plan is determined as a percentage of the participant’s annual base compensation (“Bonus Percentage”). Bonus Percentages for executives and managers range from approximately 15% to approximately 55%, based on achieving the stated objectives of the Bonus Plan. The amount of a participant’s payout under the Bonus Plan is subject to proportional adjustment in the event actual results are at least 85% of the stated objectives, and in the event actual results exceed the stated objectives (with a maximum payout of 1.5 times an employee’s Bonus Percentage). A participant will not receive a payout if such participant does not achieve at least 85% of the stated objectives.
      2005 Cost Savings Incentive Plan. For the fiscal year ending December 31, 2005, we have implemented a special incentive plan to promote the identification of business improvements that translate into cost savings across its businesses. Entitled the 2005 Cost Savings Incentive Plan (“Savings Plan”), management and employees credited with identifying and implementing business improvements leading to future cost savings were awarded a cash bonus equal to 20% of the annualized cost savings resulting from the implemented improvements. Total amount granted during 2005 were $0.2 million. Our Chief Financial Officer has full authority over all determinations of bonuses to be paid under the Savings Plan, including, without limitation, the authority to (i) determine whether a particular business improvement will have continuing cost savings in future periods, and (ii) make all calculations of the annualized cost savings upon which awards under the Savings Plan will be based. With respect to any particular business improvement for which a bonus is payable under the Savings Plan, approximately 38% of the calculated payout under the Savings Plan will be made upon the implementation of the business improvement, with the balance paid in March 2006. As of December 31, 2005 all amounts due under the plan have been accrued.
Director Compensation
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
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table contains information about the Haights Cross Communications, Inc. 2000 Stock Option and Grant Plan, as of December 31, 2005. This plan was approved by the stockholders of Haights Cross Communications, Inc.

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	under Equity
	Exercise of	Outstanding	Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,570,157	$1.64	819,543

Equity compensation plans not approved by security holders	0	0	0

Total	1,570,157	$1.64	819,543

Security Ownership
      The following table sets forth information known to us regarding the beneficial ownership of our voting capital stock as of March 22, 2006, by:

•	each person known by us to be the beneficial owner of more than 5.0% of such stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and named executive officers as a group.
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
      The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of March 22, 2006 through the exercise of any warrant, stock option or other right.
      As of March 22, 2006, we had a total of 22,476 shares of Series A preferred stock outstanding and 2,213 shares of Series A preferred stock were subject to warrants that were exercisable within 60 days thereafter. In addition, as of March 22, 2006, a total of 20,012,914 shares of common stock were outstanding and an additional 791,932 shares of common stock were subject to options and 2,139,048 shares of common stock were subject to warrants, in each case that were exercisable within 60 days thereafter. The number of shares of voting capital stock outstanding used in calculating the voting percentage for each listed person includes the shares of common stock and Series A preferred stock underlying the options and/or warrants held by such person that are exercisable within 60 days as of March 22, 2006, but excludes shares of common stock and Series A preferred stock underlying the options and/or warrants held by any other person.

	Shares Beneficially Owned

			Series A		Total Voting
Name of Beneficial Owner	Common Stock		Preferred Stock		Percent

Media/ Communications Partners III Limited Partnership and affiliates	14,342,193	(1)	20,397	(2)	71.7%
Peter J. Quandt	4,784,406		1,362		23.9%
Paul J. Crecca	419,274	(3)	0		2.1%
Linda Koons	19,830	(4)	0		*
Kevin M. McAliley	130,166	(4)	0		*
Paul Konowitch	5,898	(4)	0		*
Christopher S. Gaffney	14,342,192	(1)	20,397	(2)	71.7%
Stephen F. Gormley	14,342,192	(1)	20,397	(2)	71.7%
Eugene I. Davis	0		0		*
All directors and named executive officers as a group (ten persons)	19,773,477		21,759		97.5%

*	Less than 1%

(1)	This total includes 13,625,218 shares of common stock owned by Media/ Communications Partners III Limited Partnership and 716,975 shares of common stock owned by M/ C Investors L.L.C. Each of Messrs. Gaffney and Gormley is a limited partner and a member of the general partner of Media/ Communications Partners III Limited Partnership and an investor in and managing member of M/ C Investors L.L.C. Each of Messrs. Gaffney and Gormley disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(2)	This total includes 19,377 shares of Series A preferred stock owned by Media/ Communications Partners III Limited Partnership and 1,020 shares of Series A preferred stock owned by M/ C Investors, L.L.C. Each of Messrs. Gaffney and Gormley is a limited partner and a member of the general partner of Media/ Communications Partners III Limited Partnership and an investor in and managing member of M/ C Investors L.L.C. Each of Messrs. Gaffney and Gormley disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(3)	This total includes 49,274 shares of common stock issuable upon exercise of options which were exercisable as of March 22, 2006 or within 60 days thereafter.

(4)	Consists of shares of common stock issuable upon exercise of options which were exercisable as of March 22, 2006 or within 60 days thereafter.

Item 13.	Certain Relationships and Related Transactions.
Indemnification Matters
      We have entered into indemnification agreements with our directors. The form of indemnification agreement provides that the directors will be indemnified for expenses incurred because of their status as a director to the fullest extent permitted by Delaware law and our amended and restated certificate of incorporation and bylaws.
      Our amended and restated certificate of incorporation contains a provision permitted by Delaware law that generally eliminates the personal liability of directors for monetary damages for breaches of their fiduciary duty, including breaches involving negligence or gross negligence in business combinations, unless the director has breached his or her duty of loyalty, failed to act in good faith, engaged in intentional misconduct or a knowing violation of law, paid a dividend or approved a stock repurchase or redemption in violation of the Delaware General Corporation Law or obtained an improper personal benefit. This provision does not alter a director’s liability under the federal securities laws and does not affect the availability of equitable remedies, such as an injunction or rescission, for breach of fiduciary duty.
      Our bylaws provide that our directors and officers shall be, and in the discretion of the board of directors, our non-officer employees and agents may be, indemnified to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with service for or on behalf of the company. Our bylaws also provide that the right of our directors and officers to indemnification shall be a contract right and shall not be exclusive of any other right now possessed or hereafter acquired under any statute, bylaw, agreement, vote of stockholders, directors or otherwise.
      Insofar as our directors, officers and controlling person may be indemnified for liabilities arising under the Securities Act as described above, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. At present, there is no pending material litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted.
      We have an insurance policy covering our officers and directors with respect to certain liabilities, including liabilities arising under the Securities Act or otherwise.
Registration Rights
      We are a party to a registration rights agreement with Media/ Communications Partners III Limited Partnership and its affiliates, pursuant to which these holders are entitled to demand that we register their shares of common stock under the Securities Act. These holders are also entitled to “piggyback” registration rights in which they may require us to include their shares of common stock in future registration statements that we may file, either for our own account or for the account of other security holders exercising registration rights. In addition, these holders have the right to request that their shares of common stock be registered on a Form S-3 registration statement so long as the anticipated aggregate sales price of such registered securities as of the date of filing is at least $0.5 million. The registration rights granted under this agreement are subject to various conditions and limitations, including the right of the underwriters of an offering to limit the number of registrable securities that may be included in the offering. The registration rights terminate as to any particular stockholder on the date on which the holder may sell all of his or its shares pursuant to Rule 144(k) under the Securities Act. We are generally required to bear all of the expenses of these registrations, except underwriting discounts and selling commissions and transfer taxes, if any. Registration of any securities pursuant to these registration rights will result in shares becoming freely tradable without restriction under the Securities Act immediately upon effectiveness of such registration.

Item 14.	Principal Accounting Fees and Services.
      The Board of Directors has appointed Ernst & Young LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2005.
      Audit Fees. Fees for audit services totaled $1.7 million in 2005 and $1.5 million in 2004, including fees associated with the annual audit, the review of the Company’s quarterly reports on Form 10-Q, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.
      Audit-Related Fees. Fees for audit-related services totaled $0.0 million in 2005 and $0.1 million in 2004. Audit related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.
      Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2005 and 2004.
      All Other Fees. Fees for all other services not included above totaled $0 in 2005 and 2004.

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
PART IV
Item 15.     Exhibits, Financial Statements and Schedules
      (a) Documents filed as a part of this report.

1. Financial Statements. The following financial statements are filed as a part of this report.

2. Financial Statement Schedules

Schedule I — Condensed Financial Information	90
Schedule II — Valuation and Qualifying Account Summary	92
      All other financial statement schedules are not required under related instructions or are inapplicable and therefore have been omitted.

3. Exhibits. Haights Cross Communications, Inc. has filed the Exhibits listed in the accompanying Index to Exhibits on page as part of this Report.

3.	List of Exhibits

Exhibit
No.	Exhibit Description

2.1	Asset Purchase Agreement, dated as of March 6, 2004, by and among Haights Cross Communications, Inc., Buckle Down Publishing Company and the other parties named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 20, 2004
2.2	Asset Purchase Agreement, dated as of November 11, 2004, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, Options Publishing, LLC, Options Publishing, Inc., and certain stockholders of Options Publishing, Inc. named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004

2.3	Purchase and Sale Agreement, dated as of November 11, 2004, by and between Options Publishing, LLC and Merrimack M&R Realty LLC, incorporated by reference to Exhibit 2.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004

Exhibit
No.		Exhibit Description

3.1		Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
3	.1(a)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1(a) of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

3.2		Bylaws of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.3		Certificate of Incorporation of Haights Cross Operating Company, incorporated by reference to Exhibit 3.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.4		Bylaws of Haights Cross Operating Company, incorporated by reference to Exhibit 3.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.5		Certificate of Formation of Triumph Learning, LLC, incorporated by reference to Exhibit 3.7 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.6		Amended and Restated Limited Liability Company Agreement of Triumph Learning, LLC, incorporated by reference to Exhibit 3.8 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.7		Certificate of Formation of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.8		Amended and Restated Limited Liability Company Agreement of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.9		Certificate of Formation of Recorded Books, LLC, incorporated by reference to Exhibit 3.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.10		Amended and Restated Limited Liability Company Agreement of Recorded Books, LLC, incorporated by reference to Exhibit 3.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.11		Certificate of Formation of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.13 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.12		Amended and Restated Limited Liability Company Agreement of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.14 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.13		Certificate of Formation of The Coriolis Group, LLC, incorporated by reference to Exhibit 3.15 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.14		Third Amended and Restated Limited Liability Company Agreement of The Coriolis Group, LLC, incorporated by reference to Exhibit 3.16 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.15		Articles of Association of W F Howes Limited, incorporated by reference to Exhibit 3.17 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.16		Memorandum of Association of W F Howes Limited, incorporated by reference to Exhibit 3.18 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.	Exhibit Description

3.17	Certificate of Formation of Options Publishing, LLC, incorporated by reference to Exhibit 3.19 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

3.18	Limited Liability Company Agreement of Options Publishing, LLC, incorporated by reference to Exhibit 3.20 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

4.1	Indenture, dated as of August 20, 2003, by and between Haights Cross Operating Company and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

4.2	Form of Haights Cross Operating Company 11 3/4% Senior Note due 2011, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

4.3	Registration Rights Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Guarantors listed therein and Bear, Stearns & Co. Inc., BNY Capital Markets, Inc., Jefferies & Company, Inc. and Lane, Berry & Co. International, LLC, incorporated by reference to Exhibit 4.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

4.4	Indenture, dated as of February 2, 2004, by and between Haights Cross Communications, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.4 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

4.5	Form of Haights Cross Communications, Inc. 12 1/2% Senior Discount Note due 2011, incorporated by reference to Exhibit 4.5 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

4.6	Registration Rights Agreement, dated as of February 2, 2004, by and between Haights Cross Communications, Inc. and Bear, Stearns & Co. Inc., incorporated by reference to Exhibit 4.6 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

4.7	Registration Rights Agreement, dated as of December 10, 2004, by and among Haights Cross Operating Company, Bear Stearns & Co. Inc. and the Guarantors named therein, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004

4.8	Supplemental Indenture, dated as of December 10, 2004, by and among Options Publishing, LLC, Haights Cross Operating Company, the guarantors signatory thereto, and Wells Fargo Bank, N.A., as trustee, supplementing the Indenture, dated as of August 20, 2003, among Haights Cross Operating Company, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004

10.1	Lease Agreement, dated as of January 15, 2003, by and between Sundance Publishing, LLC and LIT Industrial Limited Partnership, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.2	Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Christopher S. Gaffney, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.3	Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Stephen F. Gormley, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.		Exhibit Description

10.4		Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Peter J. Quandt, incorporated by reference to Exhibit 10.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.5		Investors Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, the Existing Stockholders (as defined therein) and the DLJMB Investors (as defined therein), as amended by Amendment to Investors Agreement, dated as of June 27, 2003, incorporated by reference to Exhibit 10.5 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.6		Investors Registration Rights Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company and the Holders (as defined therein), incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10	.7+	Haights Cross Communications, Inc. Restated 2000 Stock Option and Grant Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

10	.8+	Haights Cross Communications, Inc. 2002 Equity Plan, incorporated by reference to Exhibit 10.8 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10	.9+	Haights Cross Communications, Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 10.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.10		Term Loan Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.11		Revolving Credit Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.12		Amendment No. 1 and Consent No. 1 to Revolving Credit Agreement, dated as of January 26, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.11 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

10.13		Amendment No. 2 and Consent No. 2 to Revolving Credit Agreement, dated as of January 26, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-115017) filed April 30, 2004

10	.14+	Employment Agreement, dated as of December 18, 2003, by and between Haights Cross Communications, Inc. and Peter J. Quandt, incorporated by reference to Exhibit 10.12 of Haights Cross Communications, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (Reg. No. 333-109381) filed January 12, 2004

10	.15+	Form of incentive stock option agreement for options with time based vesting schedules, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

Exhibit
No.		Exhibit Description

10	.16+	Form of incentive stock option agreement for options with performance based vesting schedules, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

10.17		Term Loan Agreement, dated as of December 10, 2004, by and among Haights Cross Operating Company, Bear Stearns & Co. Inc., as lead arranger, Bear Stearns Corporate Lending Inc., as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 1.1 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed December 15, 2004

10.18		Amendment No. 4 and Waiver No. 3, dated as of April 12, 2005, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed April 15, 2005

10.19		Amendment No. 5 and Consent No. 4, dated as of August 9, 2005, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10	.20+	Description of the Haights Cross Communications, Inc. Annual Management/ Employee Bonus Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed March 16, 2005

10	.21+	Description of the Haights Cross Communications, Inc. 2005 Cost Savings Incentive Plan, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed March 16, 2005

10.22		Amendment No. 3 and Consent No. 3, dated as of December 1, 2004, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.17 of Haights Cross Communications, Inc’s Annual Report on Form 10-K for the year ended December 31, 2004

12	.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1		Code of Business Code and Ethics, incorporated by reference to Exhibit 14 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed September 28, 2004

21	.1*	Subsidiaries of Haights Cross Communications, Inc.

21.2		Subsidiaries of Haights Cross Operating Company, incorporated by reference to Exhibit 21.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

21.3		Subsidiaries of Recorded Books, LLC, incorporated by reference to Exhibit 21.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

23	.1*	Consent of Ernst & Young LLP

24	.1*	Power of Attorney (Included in signature page)

31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt

31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca

32	.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32	.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

+ Indicates a management contract or any compensatory plan, contract or arrangement.

*	filed herewith

**	furnished herewith

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
Date: March 22, 2006
POWER OF ATTORNEY
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
      Each person whose signature appears below in so signing also makes, constitutes and appoints Peter J. Quandt and Paul J. Crecca, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10-K, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ PETER J. QUANDT Peter J. Quandt	Chairman of the Board of Directors, Chief Executive Officer and President	March 22, 2006

/s/ PAUL J. CRECCA Paul J. Crecca	Director, Executive Vice President and Chief Financial Officer	March 22, 2006

/s/ MARK KURTZ Mark Kurtz	Vice President, Finance and Accounting and Chief Accounting Officer	March 22, 2006

/s/ CHRISTOPHER S. GAFFNEY Christopher S. Gaffney	Director	March 22, 2006

/s/ STEPHEN F. GORMLEY Stephen F. Gormley	Director	March 22, 2006

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 22, 2006
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

EXHIBIT INDEX

Exhibit
No.		Exhibit Description

2.1		Asset Purchase Agreement, dated as of March 6, 2004, by and among Haights Cross Communications, Inc., Buckle Down Publishing Company and the other parties named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 20, 2004
2.2		Asset Purchase Agreement, dated as of November 11, 2004, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, Options Publishing, LLC, Options Publishing, Inc., and certain stockholders of Options Publishing, Inc. named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004

2.3		Purchase and Sale Agreement, dated as of November 11, 2004, by and between Options Publishing, LLC and Merrimack M&R Realty LLC, incorporated by reference to Exhibit 2.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004

3.1		Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

3	.1(a)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1(a) of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

3.2		Bylaws of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.3		Certificate of Incorporation of Haights Cross Operating Company, incorporated by reference to Exhibit 3.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.4		Bylaws of Haights Cross Operating Company, incorporated by reference to Exhibit 3.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.5		Certificate of Formation of Triumph Learning, LLC, incorporated by reference to Exhibit 3.7 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.6		Amended and Restated Limited Liability Company Agreement of Triumph Learning, LLC, incorporated by reference to Exhibit 3.8 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.7		Certificate of Formation of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.8		Amended and Restated Limited Liability Company Agreement of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.9		Certificate of Formation of Recorded Books, LLC, incorporated by reference to Exhibit 3.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.10		Amended and Restated Limited Liability Company Agreement of Recorded Books, LLC, incorporated by reference to Exhibit 3.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.11		Certificate of Formation of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.13 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.	Exhibit Description

3.12	Amended and Restated Limited Liability Company Agreement of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.14 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.13	Certificate of Formation of The Coriolis Group, LLC, incorporated by reference to Exhibit 3.15 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.14	Third Amended and Restated Limited Liability Company Agreement of The Coriolis Group, LLC, incorporated by reference to Exhibit 3.16 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.15	Articles of Association of W F Howes Limited, incorporated by reference to Exhibit 3.17 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.16	Memorandum of Association of W F Howes Limited, incorporated by reference to Exhibit 3.18 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.17	Certificate of Formation of Options Publishing, LLC, incorporated by reference to Exhibit 3.19 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

3.18	Limited Liability Company Agreement of Options Publishing, LLC, incorporated by reference to Exhibit 3.20 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

4.1	Indenture, dated as of August 20, 2003, by and between Haights Cross Operating Company and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

4.2	Form of Haights Cross Operating Company 11 3/4% Senior Note due 2011, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

4.3	Registration Rights Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Guarantors listed therein and Bear, Stearns & Co. Inc., BNY Capital Markets, Inc., Jefferies & Company, Inc. and Lane, Berry & Co. International, LLC, incorporated by reference to Exhibit 4.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

4.4	Indenture, dated as of February 2, 2004, by and between Haights Cross Communications, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.4 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

4.5	Form of Haights Cross Communications, Inc. 12 1/2% Senior Discount Note due 2011, incorporated by reference to Exhibit 4.5 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

4.6	Registration Rights Agreement, dated as of February 2, 2004, by and between Haights Cross Communications, Inc. and Bear, Stearns & Co. Inc., incorporated by reference to Exhibit 4.6 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

4.7	Registration Rights Agreement, dated as of December 10, 2004, by and among Haights Cross Operating Company, Bear Stearns & Co. Inc. and the Guarantors named therein, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004

4.8	Supplemental Indenture, dated as of December 10, 2004, by and among Options Publishing, LLC, Haights Cross Operating Company, the guarantors signatory thereto, and Wells Fargo Bank, N.A., as trustee, supplementing the Indenture, dated as of August 20, 2003, among Haights Cross Operating Company, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004

Exhibit
No.		Exhibit Description

10.1		Lease Agreement, dated as of January 15, 2003, by and between Sundance Publishing, LLC and LIT Industrial Limited Partnership, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.2		Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Christopher S. Gaffney, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.3		Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Stephen F. Gormley, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.4		Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Peter J. Quandt, incorporated by reference to Exhibit 10.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.5		Investors Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, the Existing Stockholders (as defined therein) and the DLJMB Investors (as defined therein), as amended by Amendment to Investors Agreement, dated as of June 27, 2003, incorporated by reference to Exhibit 10.5 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.6		Investors Registration Rights Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company and the Holders (as defined therein), incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10	.7+	Haights Cross Communications, Inc. Restated 2000 Stock Option and Grant Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

10	.8+	Haights Cross Communications, Inc. 2002 Equity Plan, incorporated by reference to Exhibit 10.8 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10	.9+	Haights Cross Communications, Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 10.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.10		Term Loan Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.11		Revolving Credit Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.12		Amendment No. 1 and Consent No. 1 to Revolving Credit Agreement, dated as of January 26, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.11 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

Exhibit
No.		Exhibit Description

10.13		Amendment No. 2 and Consent No. 2 to Revolving Credit Agreement, dated as of January 26, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-115017) filed April 30, 2004

10	.14+	Employment Agreement, dated as of December 18, 2003, by and between Haights Cross Communications, Inc. and Peter J. Quandt, incorporated by reference to Exhibit 10.12 of Haights Cross Communications, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (Reg. No. 333-109381) filed January 12, 2004

10	.15+	Form of incentive stock option agreement for options with time based vesting schedules, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

10	.16+	Form of incentive stock option agreement for options with performance based vesting schedules, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

10.17		Term Loan Agreement, dated as of December 10, 2004, by and among Haights Cross Operating Company, Bear Stearns & Co. Inc., as lead arranger, Bear Stearns Corporate Lending Inc., as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 1.1 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed December 15, 2004

10.18		Amendment No. 4 and Waiver No. 3, dated as of April 12, 2005, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed April 15, 2005

10.19		Amendment No. 5 and Consent No. 4, dated as of August 9, 2005, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10	.20+	Description of the Haights Cross Communications, Inc. Annual Management/ Employee Bonus Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed March 16, 2005

10	.21+	Description of the Haights Cross Communications, Inc. 2005 Cost Savings Incentive Plan, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed March 16, 2005

10.22		Amendment No. 3 and Consent No. 3, dated as of December 1, 2004, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.17 of Haights Cross Communications, Inc’s Annual Report on Form 10-K for the year ended December 31, 2004

12	.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1		Code of Business Code and Ethics, incorporated by reference to Exhibit 14 of Haights Cross Communications, Inc’s Current Report on Form 8-K filed September 28, 2004

21	.1*	Subsidiaries of Haights Cross Communications, Inc.

21.2		Subsidiaries of Haights Cross Operating Company, incorporated by reference to Exhibit 21.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

21.3		Subsidiaries of Recorded Books, LLC, incorporated by reference to Exhibit 21.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.		Exhibit Description

23	.1*	Consent of Ernst & Young LLP

24	.1*	Power of Attorney (Included in signature page)

31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt

31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca

32	.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32	.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

+	Indicates a management contract or any compensatory plan, contract or arrangement.

*	filed herewith

**	furnished herewith