Form 10-Q
period 2006-03-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2006-05-12
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 20,012,914 shares of Common Stock, par value $0.001 per share, outstanding as of May 12, 2006.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report for the
Quarter Ended March 31, 2006

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenue	$51,490	$46,366
Costs and expenses:
Cost of goods sold	14,760	13,830
Marketing and sales	14,762	12,649
Fulfillment and distribution	4,408	3,562
General and administrative	7,060	6,093
Restructuring charges	134	—
Amortization of pre-publication costs	4,339	2,904
Depreciation expense and amortization of intangibles	1,353	1,208

Total cost and expenses	46,816	40,246

Income from operations	4,674	6,120
Other (income) expense:
Interest expense	15,835	13,736
Interest income	(654)	(270)
Amortization of deferred financing costs	733	883
Other expense	5	4

Total other expenses	15,919	14,353

Loss before provision for income taxes	(11,245)	(8,233)
Provision for income taxes	1,557	129

Loss before discontinued operations	(12,802)	(8,362)
Discontinued operations:
Loss from operations of discontinued operations	—	(807)
Loss on disposal of discontinued operations	(2)	—

Net loss	(12,804)	(9,169)
Preferred stock dividends and accretion	(796)	(728)

Net loss available to common stockholders	$(13,600)	$(9,897)

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)	(Note 1)
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,630	$69,592
Accounts receivable, net	24,760	22,804
Inventory, net	22,639	22,304
Direct response advertising costs — current portion, net	5,300	3,534
Prepaid royalties	5,315	5,456
Prepaid expenses and other current assets	2,148	4,127

Total current assets	113,792	127,817
Pre-publication costs, net	44,111	42,841
Direct response advertising costs, net	7,077	7,159
Property and equipment, net	11,760	11,303
Goodwill	169,555	169,424
Intangible assets, net	26,257	26,934
Deferred financing costs, net	12,868	13,522
Other assets	1,491	1,491

Total assets	$386,911	$400,491

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$22,909	$28,533
Accrued interest	3,919	8,871
Deferred subscription revenue	13,537	12,630
Current portion of long term debt	1,300	1,300

Total current liabilities	41,665	51,334
Long term liabilities:
Senior secured term loan	125,825	126,150
11 3/4% senior notes	172,510	172,630
12 1/2% senior discount notes	95,714	92,875
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (approximate aggregate liquidation value as of March 31, 2006 of $134,646)	133,038	127,788
Deferred tax liability	16,231	14,830
Deferred gain on Series B cancellation and other long term liabilities	3,922	4,102

Total long term liabilities	547,240	538,375
Commitments(Note 14)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (approximate aggregate liquidation value as of March 31, 2006 of $37,050)	39,124	38,404
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (approximate aggregate liquidation value as of March 31, 2006 of $3,858)	1,602	1,526

Total redeemable preferred stock	40,726	39,930
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,012,914 and 20,008,300 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	20	20
Accumulated other comprehensive income	301	284
Accumulated deficit	(243,041)	(229,452)

Total stockholders’ deficit	(242,720)	(229,148)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$386,911	$400,491

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Operating activities from continuing operations
Net loss from continuing operations	$(12,802)	$(8,362)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Non-cash interest expense	7,934	6,858
Allowance for doubtful accounts and obsolescence	1,473	910
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	5,692	4,113
Amortization of deferred financing costs	733	883
Amortization of premium on 11 3/4% senior notes	(120)	(122)
Deferred taxes — non-cash	1,401	—
Other non-operating income (loss) — non-cash	9	(12)
Changes in operating assets and liabilities:
Accounts receivable	(3,597)	(6,229)
Inventory	(669)	(387)
Prepaid expenses, royalty advances and other current assets	2,120	1,238
Direct response advertising costs	(1,684)	(1,797)
Other assets	—	(48)
Accounts payable, accrued and other liabilities	(5,530)	(1,078)
Accrued interest	(4,952)	(5,296)
Deferred subscription revenue	907	1,145

Net cash used in operating activities from continuing operations	(9,085)	(8,184)

Investing activities from continuing operations
Additions to pre-publication costs	(5,605)	(4,315)
Additions to property and equipment	(1,173)	(715)
Additions to intangible assets	(6)	(6)
Acquisitions, net of cash acquired	(99)	(95)
Proceeds from sale of business	500	—
Proceeds from sale of assets	9	—

Net cash used in investing activities from continuing operations	(6,374)	(5,131)

Financing activities from continuing operations
Proceeds from exercise of stock options	10	7
Repayment of senior secured term loan	(325)	(325)
Additions to deferred financing costs	(80)	(261)

Net cash used in financing activities from continuing operations	(395)	(579)

Effect of exchange rates on cash	13	(22)

Cash flows of discontinued operations
Operating cash flows	(121)	445
Investing cash flows	—	(806)

Net cash used in discontinued operations	(121)	(361)
Net decrease in cash and cash equivalents	(15,962)	(14,277)
Cash and cash equivalents at beginning of period	69,592	78,581

Cash and cash equivalents at end of period	$53,630	$64,304

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
1. Basis of Presentation
     Haights Cross Communications, Inc. (together with its subsidiaries, “we,” “our,” the “Company” or “Haights Cross Communications ”), a Delaware corporation that was incorporated in January 1997, is a holding company that conducts all of its operations through its direct and indirect subsidiaries, including, without limitation, its wholly- owned subsidiary Haights Cross Operating Company (“Haights Cross”). The unaudited interim consolidated financial statements contained herein consist of the accounts of Haights Cross Communications, Inc. and its subsidiaries.
     The Company is a developer and publisher of products for the K-12 education, library and medical education markets. The Company’s products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. The Company’s high quality products are sold primarily to schools, libraries and medical professionals.
     The Company’s business is subject to moderate seasonal fluctuations as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library, and consumer purchasing decisions; the unpredictable funding of schools and libraries by Federal, state, and local governments; consumer preferences and spending trends; and the timing of introductions of new products. The Company’s revenue and income from operations have historically been higher during the second and third calendar quarters.
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. The unaudited consolidated results of operations of interim periods are not necessarily indicative of results for a full fiscal year. All material intercompany accounts and transactions have been eliminated upon consolidation and, in connection with the previously disclosed reorganization of our segment financial reporting into four business segments, certain previously reported amounts have been reclassified to be consistent with current financial statement presentation. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included with our annual report on Form 10-K for the fiscal year ended December 31, 2005. During 2005, the Company sold all of the assets of its Chelsea House Publishers business. As a result of this disposition, the results of Chelsea House Publishers have been reclassified as a discontinued operation for all periods presented.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions regarding assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
2. Recent Accounting Pronouncements
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 156 Accounting for Servicing of Financial Assets (“SFAS 156”), which will require all companies to initially measure all separately recognized servicing assets and liabilities at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. The Company is required to apply SFAS 156 in its first fiscal year beginning after September 15, 2006. The Company does not expect adoption of SFAS 156 to have any effect on its consolidated financial position, results of operations or cash flows.

     In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”(“SFAS 155”), which eliminates the exemption from applying SFAS No.133 “Accounting for Derivative Instruments and Hedging Activity” to interests in securitized financial assets with the result that similar instruments are accounted for in a similar manner, regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. The Company is required to apply SFAS 155 to all financial instruments acquired or issued after the beginning of its first fiscal year beginning after September 15, 2006. The Company does not expect adoption of SFAS 155 to have a material effect on its consolidated financial position, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of any such change. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions. The Company is required to adopt SFAS No. 154 in fiscal years beginning after December 15, 2005. The Company does not expect adoption of SFAS 154 to have a material effect on its consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment,”(SFAS 12(R)”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) generally requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123 effective January 1, 2002, and applied the minimum-value method in future periods to awards outstanding prior to January 1, 2006. Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No.123(R) as well as Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, which is related to SFAS 123 (R), using the prospective transition method to account for all awards granted, modified or settled after the date of adoption. See Note 3, “Stock-Based Compensation”, for further information on the Company’s accounting for stock-based compensation..
3. Stock –Based Compensation
     As of March 31, 2006, the Company maintains a stock-based compensation plan that provides for grants of incentive stock options to employees of the Company (including officers and employee directors), as well as grants of non-qualified stock options to employees and consultants of the Company.
     Prior to January 1, 2006, the Company accounted for this plan using the fair value method of accounting for stock options under SFAS 123. Under the fair value method, compensation expense for options was measured at the grant date and was based on the value of the award as determined using the minimum value method. The expense then was recognized over the vesting period of the grant.
     Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 using the prospective transition method. Accordingly, the Company has not restated prior periods. Compensation expense for all share-based payments granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     Under the Company’s stock option plan, the Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise price of these options is determined by the Company’s Board of Directors using commonly-employed valuation methods for the market in which the Company operates. Awards under the plan generally are issued with vesting terms pursuant to which a portion of the award vest over time (typically three years) and the remainder vests (typically in three tranches) based on the achievement of annual performance goals. During the three-month period ended March 31, 2005, the Company granted 189,000 options. No options were granted during the three-month period ended March 31, 2006.
     The Company’s loss before taxes and net loss for the three-month period ended March 31, 2006 were not impacted as a result of adopting SFAS 123 (R) as there were no option issuances during the quarter. The Company recognized compensation expense as a “ general and administrative expense” in its statements of operations on a ratable basis over the vesting period for each option. There were no capitalized stock-based compensation costs at March 31, 2006 or 2005. As of March 31, 2006, there was approximately $20,000 (whole dollars, not thousands) of total unrecognized compensation expense related to non-vested stock options which will be recognized over a weighted-average period of 9.1 years.
     The values of options exercised during the three-month periods ended March 31, 2006 and 2005 were not significant. The total cash received from the exercise of stock options was approximately $10,000 (whole dollars, not thousands) and $0 for the three-month periods ended March 31, 2006 and 2005, respectively, and is classified as cash flows from financing activities. Prior to the adoption of SFAS 123R, the Company was required to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires the Company to classify cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The Company did not have any excess tax benefits for the three-month periods ended March 31, 2006 and 2005.
     The fair values of the options granted during the three-month period ended March 31, 2005 were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

March 31,2005
Risk free interest rate	4.13%
Expected dividend yield	0%
Expected lives	6 years
Expected volatility	0%

Weighted-average fair value of options granted	$0.02

     The risk-free interest rate for the periods within the expected life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of an option is based on historical exercises and terminations of options. We have estimated the expected life of options granted to be six years. The expected dividend yield is 0% and since the Company’s common stock is not publicly traded, the expected volatility for the future grants will be determined using average volatilities of comparable public companies within the market in which the Company operates.
     Changes in outstanding options are as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life
Outstanding as of December 31, 2005	1,570,157	$1.64	7.80 yrs
Forfeited in three-months ended March 31, 2006	121,808	$1.33
Exercised in three-months ended March 31, 2006	4,614
Outstanding as of March 31, 2006	1,448,349	$1.66	7.48 yrs
Options vested at March 31, 2006	1,018,025	$1.89
Options exercisable at March 31, 2006	1,018,025	$1.89
Options available for grant at March 31, 2006	938,737
4. Acquisitions
     Scott Publishing
     In April 2005, the Company acquired all of the outstanding shares of capital stock of Scott Publishing, Inc. dba Personal Best® Communications, Inc. (“Scott Publishing”). The Company reported the acquisition using the purchase method of accounting and the acquired business has been included in our Medical Education segment since completion of the acquisition. Scott Publishing creates employee wellness newsletters, calendars and web-based products that provide information and guidance on individual and family issues related to health, wellness, nutrition, and safety. The Company acquired Scott Publishing to extend its wellness product offerings. To acquire Scott Publishing the Company paid $3.1 million in cash to sellers, and paid an additional $0.3 million and $0.4 million, respectively, to retire Scott Publishing’s existing debt obligations and to cover acquisition costs. The Company received $0.1 million in cash on hand, resulting in a net acquisition cost of $3.6 million. The net cost exceeded the fair value of net assets acquired, resulting in goodwill of $1.9 million.

     The preliminary acquisition accounting for Scott Publishing was finalized in the quarter ended March 31, 2006.
     The following table summarizes the fair value of the assets acquired and the liabilities assumed on the acquisition date:

As of April 15,
2005
Working capital, net (excluding cash acquired)	$176
Intangibles	1,560

Net assets acquired	1,736
Goodwill recorded	1,891

Net cost	$3,627

     CMEinfo
         In June 2005, the Company acquired all of the outstanding shares of capital stock of CMEinfo.com, Inc. (“CMEinfo”). The Company reported the acquisition using the purchase method of accounting, and the acquired business has been included in our Medical Education segment since completion of the acquisition. CMEinfo publishes self-study continuing medical education (“CME”) courses. The Company acquired CMEinfo to increase the scope of its CME product offerings. To acquire CMEinfo, the Company paid $7.2 million in cash to the seller, and paid an additional $0.1 million and $1.4 million, respectively, to retire CMEinfo’s existing debt obligations and to cover acquisition costs. The $7.2 million in cash paid to the seller included $1.7 million that was placed in an escrow account to cover revenue shortfalls and indemnification obligations. Thereafter, the Company recorded a $1.0 million receivable in the fourth quarter of 2005. Subsequent to March 31, 2006, the Company received $1.0 million from the escrow due to CMEinfo’s failure to meet revenue projections. The net acquisition cost of $7.6 million exceeded the fair value of net assets acquired, resulting in goodwill of $2.4 million.
     The preliminary acquisition accounting for CMEinfo was updated to reflect certain changes made to assets, liabilities and intangible balances between the acquisition date and the quarter ended March 31, 2006. The purchase accounting for CMEinfo is expected to be finalized in the quarter ending June 30, 2006.
     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as a result of the acquisition:

As of June 15,
2005
Working capital, net (excluding cash acquired)	$(168)
Pre-publication costs	890
Property and equipment	60
Intangibles	4,420

Net assets acquired	5,202
Goodwill recorded	2,365

Net cost	$7,567

     Pro-forma statements of operations are not presented for CMEinfo and Scott Publishing, as the effects of these acquisitions are not material to the Company’s consolidated financial statements.
5. Inventory
     Inventory consists of the following:

	March 31,	December 31,
	2006	2005
Supplies	$1,011	$1,059
Work-in-process	860	716
Finished goods	23,589	23,278

	25,460	25,053
Allowance for obsolescence	2,821	2,749

Inventory, net	$22,639	$22,304

6. Pre-publication Costs
     Pre-publication costs consist of the following:

	March 31,	December 31,
	2006	2005
Pre-publication costs	$95,196	$89,557
Less accumulated amortization	51,085	46,716

Pre-publication costs, net	$44,111	$42,841

     Amortization of pre-publication costs for the three-month periods ended March 31, 2006 and 2005 was $4.3 million and $2.9 million, respectively.
7. Dispositions
       Chelsea House Publishers
     In August 2005, the Company sold all the assets that comprised its Chelsea House Publishers business, the financial results of which were previously reported within the Company’s K-12 Supplemental Education segment. Management believes that the sale of this business allows the Company to focus on market segments with more attractive growth opportunities. Chelsea House Publishers created and published hard-cover, non-fiction books for children and young adults that were sold to public and school libraries located throughout the United States. As of June 30, 2005, and as a result of negotiations regarding the disposition of Chelsea House Publishers that made it clear that the fair value of the assets to be sold, less the liabilities to be assumed, was less than the current net book value of such assets, the Company adjusted the carrying amounts of the assets and liabilities of Chelsea House Publishers to reflect a $3.2 million impairment of pre-publication costs. This loss was presented as a component of operating income for Chelsea House Publishers. The results of operations of Chelsea House Publishers have been classified as discontinued operations in the accompanying unaudited consolidated financial statements for all periods presented.
     The operating results of Chelsea House for the three-month period ended March 31, 2005 were as follows:

Three months ended
March 31, 2005
Revenue	$2,202
Cost of goods sold	910
Marketing and sales	563
Fulfillment and distribution	262
General and administrative	443
Amortization of pre-publication costs	800
Depreciation expense	31

Loss from operations	$(807)

     As a result of the sale of Chelsea House Publishers, the Company realized gross proceeds of $9.0 million, which consisted of $8.5 million in cash and $0.5 million that was placed in an escrow that was released to the Company in February 2006. The Company recorded a loss of $0.9 million on the sale during the fiscal year 2005, resulting from accruals for disposal costs consisting primarily of accrued lease costs and severance, which is presented as a loss on disposal of discontinued operations. At March 31, 2006, there was $0.1 million of this accrual remaining. The carrying amounts of Chelsea House’s assets and liabilities as of August 8, 2005 were as follows:

August 8, 2005
Assets and liabilities:
Working capital, net (excluding cash)	$4,904
Pre-publication costs, net	3,897
Property and equipment, net	156

Net assets on date of sale	$8,957

Calculation of loss on sale:
Proceeds	$9,000
Less: book value of net assets sold	(8,957)

43
Less: accrued transaction costs	(935)

Loss on disposal of Chelsea House	$892

8. Goodwill
     Goodwill and other intangible assets with indefinite lives were tested for impairment as of October 1, 2005, as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Using the discounted cash flow method to estimate fair value, the Company concluded that none of its goodwill was impaired at such date. The Company will continue to test the goodwill of each of its reporting units annually, or more frequently if impairment indicators exist.
     A summary of the change in the Company’s goodwill for the three-month period ended March 31, 2006 is as follows:

Goodwill, December 31, 2005	$169,424
CMEinfo acquisition	131

Goodwill, March 31, 2006	$169,555

     The full value assigned to goodwill for the Scott Publishing and CMEinfo acquisitions will not be deductible for income tax purposes as each of these acquisitions were treated as a stock purchase for tax purposes.
9. Intangibles
     Intangible assets consist primarily of customer relationships, non-compete agreements and trademarks. Intangible assets with finite lives are amortized on a straight-line basis to expense over their useful lives of three to 10 years. The Company reassesses the estimated remaining useful lives of these assets in accordance with SFAS 142 and has determined that such estimated lives are appropriate. A summary of intangible assets is as follows:

		As of	As of
Definite Life Assets	Lives	March 31, 2006	December 31, 2005
Customer list	10 years	$23,240	$23,240
Non-compete agreements	3-5 years	1,900	1,900
Other	5 years	185	179

		25,325	25,319
Less: accumulated amortization		(3,879)	(3,196)

		21,446	22,123
Trademarks	Indefinite	4,811	4,811

Net intangible assets		$26,257	$26,934

     Amortization expense for the three-months ended March 31, 2006 and 2005 was $0.7 million and $0.6 million, respectively.
     Accumulated amortization by asset class as of March 31, 2006 was $3.3 million for customer lists, $0.5 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2005 was $2.7 million for customer lists, $0.3 million for non-compete agreements and $0.1 million for other intangible assets.

     Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total
Amortization of intangibles:
2006	$2,051
2007	2,722
2008	2,714
2009	2,662
2010 and thereafter	11,297

$21,446

     The estimated values assigned to the above classes and the associated amortization of intangible assets may change when the Company finalizes its accounting for the CMEinfo acquisition, which is expected to occur in the quarter ending June 30, 2006.
10. Restructuring Charges
     During the first quarter of 2006, the Company initiated a restructuring project under which it consolidated the Iowa-based warehousing, customer service and order fulfillment functions of its Buckle Down Publishing business with the existing Northborough, Massachusetts Shared Service facility. The objective of the warehouse consolidation is to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. The restructuring project will result in costs associated with the severance of seven employees based in Iowa, the movement of inventory to the new facility and net lease payments which will be made through the end of the lease term. The Company expects to complete the process during the second quarter of 2006 and expects to incur a total restructuring charge of approximately $0.4 million in connection with this effort.
     The cost of the restructuring activity by type of cost for the three-month period ended March 31, 2006 is as follows:

						Accrued
		Accrued				Restructuring
		Restructuring				Liability as
	Amount	Liability as of	Restructuring			of
	Expected to	December 31,	Expense in	Cash Paid		March 31,
	be Incurred	2005	2006	in 2006	Reversals	2006
Warehouse and Order Fulfillment Consolidation
Severance and related	$53	$—	$13	$13	$—	$—
Lease terminations costs	175	—	—	—	—	—
Relocation and other	161	—	121	89	—	32

	$389	$—	$134	$102	$—	$32

     This restructuring project affects Buckle Down Publishing specifically and therefore all restructuring transactions are reported within the Test-prep and Intervention segment.
11. Income Taxes
     The provision for income taxes consists of the following:

	March 31,
	2006	2005
Current income tax expense:
Foreign	$156	$129

Total	156	129
Deferred income tax expense:
U.S. Federal	1,401	—

Total	1,401	—

Total provision for income taxes	$1,557	$129

     Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.5 million and $0.4 million for the three-month periods ended March 31, 2006 and 2005, respectively.
     The deferred tax expense of $1.4 million for the quarter ended March 31, 2006 is primarily a result of an increase in the valuation allowance on deferred tax assets. Management is uncertain when the Company will realize the benefits of such assets and has accordingly provided for a full valuation allowance.
     A reconciliation of the statutory Federal income tax rate to the effective rate for the three-month periods ended March 31, 2006 and 2005, respectively, is as follows:

	2006	2005

Statutory rate	34%	34%
State and local income taxes (net of federal benefit)	6%	6%
Change in valuation allowance	(31)%	(15)%
Non-deductible interest expense	(21)%	(25)%
Other	(2)%	(2)%

Effective tax rate	(14)%	(2)%

12. Financing Arrangements
     Senior Secured Revolving Credit Facility, Senior Secured Term Loans, 11 3/4% Senior Notes
     On August 20, 2003, Haights Cross entered into a $30.0 million Senior Secured Revolving Credit Facility (the “Facility”) and a $100.0 million Senior Secured Term Loan (the “First Term Loan”), and also issued $140.0 million aggregate principal amount of its 11 3/4% Senior Notes due 2011 (“Senior Notes”).
     The Facility matures on May 20, 2008 and is secured by a first lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The Facility contains customary restrictive covenants and financial ratio requirements. Borrowings under the Facility bear interest at variable rates based on LIBOR plus an applicable spread. The Facility has been amended periodically to allow for acquisitions and to amend and/or waive compliance with certain financial ratio requirements. As of March 31, 2006, the Company had not drawn any amounts on the Facility and our available borrowing capacity under the Facility was $20.9 million.
     The First Term Loan matures on August 20, 2008, is subordinate to the Facility and is secured by a second lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The First Term Loan contains customary restrictive covenants and debt incurrence tests. The First Term Loan bears interest at a variable rate based on the Eurodollar (subject to a 2% floor), plus an applicable margin based on a graduated rate schedule. As of March 31, 2006, the effective interest rate on all borrowings under the First Term Loan was 9.25%. Beginning on November 15, 2003 and continuing through maturity, the Company is required to make principal payments on the First Term Loan of $250,000 per quarter.
     The Senior Notes mature on August 15, 2011, and are subordinate to the Facility and the Term Loans (as defined below). The Senior Notes contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004.
     On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders with, the original Senior Notes. In connection with the issuance of the additional Senior Notes, Haights Cross entered into a new $30.0 million Senior Secured Term Loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. As of March 31, 2006, the effective interest rate on all borrowings under the Second Term Loan was 8.25%. As of March 31, 2006, the Company had $170.0 million aggregate principal amount of outstanding Senior Notes and $127.1 million aggregate principal amount of indebtedness outstanding under the Term Loans.

          The Facility, the Term Loans and the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 17.)
     12 1/2% Senior Discount Notes
     On February 2, 2004, Haights Cross Communications issued $135.0 million aggregate principal amount at maturity of its 12 1/2% Senior Discount Notes due 2011 (the “Senior Discount Notes”), for which it received net proceeds of $73.7 million. The Senior Discount Notes mature on August 15, 2011, with each Senior Discount Note having an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, after which the Company will be required to make cash interest payments every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications and rank equally with all of Haights Cross Communications’ existing and future unsecured senior indebtedness and are senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of Haights Cross Communications’ existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The Senior Discount Notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Facility, the Term Loans and the Senior Notes. The Company can redeem the Senior Discount Notes on or after February 15, 2008 and, prior to February 15, 2007, may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with net cash proceeds from certain equity offerings. The Senior Discount Notes contain covenants that restrict our ability to incur additional debt, pay dividends, make investments, create liens, enter into transactions with affiliates, merge or consolidate and transfer or sell assets.
          The following table is a summary of the Company’s current outstanding debt as of March 31, 2006 (in thousands):

					Interest Rate	Book Value
				Premium	As of	As of
	Issuance	Due	Face	(Discount)	March 31,	March 31,
Instrument:	Date	Date	Amount	At issuance	2006	2006
Haights Cross:
Senior secured term loan	08/20/03	08/15/08	$100,000	—	9.25%	$97,500
Senior secured term loan	12/10/04	08/15/08	$30,000	—	8.25%	29,625

						$127,125

11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	32,510

						$172,510

Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$95,714
Series B preferred (See Note 13)	12/10/99	12/10/11	$50,006	$(3,410)	16.0%	133,038

Total debt						$528,387

          The following table shows the required future repayments under the Company’s current financing arrangements as of December 31, 2005 (in thousands):

2006	$1,300
2007	1,300
2008	124,525
2009	—
Thereafter	439,646

Total	566,771
Less: Unamortized discounts and other	(38,384)

$528,387

13. Equity and Redeemable Preferred Stock
          On December 10, 1999, the Company issued 22,476 shares of voting Series A preferred stock (the “Preferred A”). The Preferred A has a liquidation value of $1,000 per share, plus any accrued but unpaid dividends. The Preferred A accrues quarterly cumulative dividends at an annual rate of 8%. Beginning on December 31, 2019, any Preferred A holder may require the Company to redeem its outstanding Preferred A shares at a redemption price equal to $1,000 per share, plus any accrued but unpaid dividends. Each holder of a share of Preferred A is entitled to one vote per share. The initial carrying value of the Preferred A was $22.3 million. Unless earlier redeemed or repurchased, the Preferred A will accrete to an aggregate liquidation value of $110.2 million through December 19, 2019, the date holders can require redemption.
          On December 10, 1999, the Company issued 2,400,000 shares of nonvoting Series B senior preferred stock (the “Preferred B”), warrants to acquire 3,333,861 shares of common stock at $.01 per share (the “Common Warrants”), and warrants to acquire 3,458 shares of Preferred A at $.01 per share (the “Preferred Warrants”), for aggregate proceeds of $60.0 million. In 2004, the Company canceled 1,194,814 of the Common Warrants, and 1,245 of the Preferred Warrants, in connection with two separate Preferred B retirement transactions.
          The Preferred B has a liquidation value of $25 per share, plus any accrued but unpaid dividends. Prior to January 1, 2005, the Preferred B accrued quarterly cumulative dividends at an annual rate of 16%, which dividends were added to its carrying value. Beginning January 1, 2005, such dividends became payable quarterly in cash. Under the terms of the Preferred B, if the Company fails to pay four consecutive or six quarterly cash dividends for any reason, the holders of the Preferred B are entitled to elect one director to serve on the Company’s Board of Directors. The Company has failed to pay any such cash dividends and, effective January 20, 2006, the holders of the Preferred B elected, by written consent, Eugene I. Davis to serve on the Company’s Board of Directors. As of March 31, 2006, Company had accrued $24.0 million for unpaid cash dividends, but has elected not to pay cash dividends because the Company is restricted from paying such dividends by the terms of the indenture for its Senior Discount Notes.
          The Preferred B is mandatorily redeemable on December 10, 2011 at its liquidation value, plus any accrued but unpaid dividends. After December 10, 2004, the Company may redeem the Preferred B at 110% of its liquidation value, plus any accrued but unpaid dividends. The redemption premium in connection with an optional redemption periodically declines each year through 2008 to 100% of liquidation value, plus any accrued but unpaid dividends. The initial carrying value of the Preferred B was $53.9 million, which was net of $0.8 million of issuance costs. The issuance costs will be amortized through December 10, 2011. Unless earlier redeemed or repurchased, the Preferred B will accrete to the mandatory redemption price of $25 per share plus accrued but unpaid dividends (the liquidation value) on the Preferred B through December 10, 2011, the date upon which it is mandatorily redeemable.
          Upon a change of control of the Company after December 10, 2002, to the extent the Company has funds legally available, the Company is required to offer to redeem the Preferred B at 108% of its liquidation value plus any accrued but unpaid dividends. The redemption premium in connection with a change of control offer periodically declines each year through 2008 to 100% of liquidation value plus any accrued but unpaid dividends.
          As of December 10, 1999, the 3,333,861 Common Warrants and the 3,458 Preferred Warrants were valued at $1.9 million and $3.5 million, respectively. Each warrant is exercisable into shares of common stock or Preferred A, as applicable, at an exercise price of $0.01 per share and has an expiration date of December 10, 2011. The fair value of the Common Warrants was estimated at the grant date using the Black-Scholes option-pricing model. The fair value of the Preferred Warrants was estimated based upon the redemption value of the Preferred A discounted to present value of the Preferred A.
          On April 15, 2004, in connection with the acquisition of Buckle Down Publishing, the Company issued 3,500 shares of Series C preferred stock (the “Preferred C”). The Preferred C has a liquidation value of $1,000 per share, plus any accrued but unpaid dividends. The Preferred C accrues quarterly cumulative dividends at an annual rate of 5%. The Preferred C shall automatically convert into common stock upon the consummation of the Company’s initial public offering, with the number of shares of common stock issued on such conversion to be determined as follows: (a) if such initial public offering occurs on or prior to April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Preferred C of $3.5 million divided by the price per share at which the common stock is offered to the public in such offering, or (b) if such initial public offering occurs after April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Preferred C of $3.5 million plus all accrued and unpaid dividends thereon, divided by the price per share at which the common stock is offered to the public in such offering. Beginning on April 15, 2012, any Preferred C holder may require the Company to redeem the outstanding shares of Preferred C held by that holder, at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. The holders of shares of Preferred C are not entitled to any voting rights. The Company may, at its option, at any time, redeem shares of Preferred C, in whole or in part, at a price equal to 101% of the per share liquidation value plus any accrued but unpaid dividends. The initial carrying value of the Preferred C was $1.1 million. Unless earlier redeemed or repurchased, the Preferred C will accrete to the aggregate liquidation value of $5.2 million through April 15, 2012, the date holders can require redemption.
          The Company has 30,000,000 shares of common stock authorized for issuance. As of March 31, 2006, the Company had 20,012,914 shares issued and outstanding, including 4,614 shares issued due to the exercise of stock options during the three-month period ended March 31, 2006, 2,387,086 reserved for the issuance upon the exercise of outstanding stock options and 2,139,047 shares reserved for the conversion of Common Warrants.
          We are a party to a registration rights agreement with certain of our holders of common stock, pursuant to which we have granted those persons or entities the right to register shares of common stock held by them under the Securities Act, as amended. The holders of these rights are entitled to demand that we register their shares of common stock under the Securities Act. These holders are also entitled to “piggyback” registration rights in which they may require us to include their shares of common stock in future registration statements that we may file, either for our own account or for the account of other security holders exercising registration rights. In addition, after our initial public offering, certain of these holders have the right to request that their shares of common stock be registered on a Form S-3 registration statement so long as the anticipated aggregate sales price of such registered shares as of the date of filing of the Form S-3 registration statement is at least $0.5 million. The foregoing registration rights are subject to various conditions and limitations, including the right of underwriters of an offering to limit the number of registrable securities that may be included in an offering. The registration rights terminate as to any particular stockholder on the date on which the holder may sell all of his or its shares pursuant to Rule 144(k) under the Securities Act. We are generally required to bear all of the expenses of these registrations, except underwriting commissions, selling discounts and transfer taxes.
14. Commitments
          From time to time, the Company is involved in litigation that it considers to be ordinary routine litigation incidental to our business. We are not presently involved in any legal proceedings that we expect, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
15. Comprehensive Loss
       The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net loss	$(12,804)	$(9,169)
Foreign currency translation adjustment	17	(61)

Comprehensive Loss	$(12,787)	$(9,230)

16. Segment Reporting
          The Company’s operating segments are regularly reviewed by the chief operating decision maker for purposes of allocating resources and assessing performance.
          The Company’s financial reporting is organized into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education. The operations of Chelsea House Publishers, which was divested in the third quarter of 2005, have been eliminated from the K-12 Supplemental Education segment for all periods presented.

          Our K-12 Supplemental Education segment is comprised of our Sundance/Newbridge business. Our Test-Prep and Intervention segment is comprised of our Triumph Learning, Buckle Down Publishing and Options Publishing businesses, which have been aggregated due to the similarity of their economic and business characteristics. Our Library segment is comprised of our Recorded Books business. Our Medical Education segment is comprised of our Oakstone Publishing business, which includes the Scott Publishing and CMEinfo businesses since the dates of their respective acquisitions.
          The information presented below includes certain expense allocations between the corporate office and the operating business segments. The information is presented after all intercompany and intersegment eliminations and is therefore not necessarily indicative of the results that would be achieved had the business segments been stand-alone businesses. Corporate general and administrative expenses consist of general corporate administration expenses not allocated to the operating business segments.
          The results of operations and other data for the four reporting segments and corporate for the three-month periods ending March 31, 2006 and 2005 are as follows:

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Three Months Ended March 31, 2006 (unaudited)
Revenue	$7,940	$17,810	$18,744	$6,996	$—	$51,490
Cost of good sold	2,143	3,608	6,749	2,260	—	14,760
Marketing and sales	3,449	5,324	3,752	2,237	—	14,762
Fulfillment and distribution	892	1,264	1,494	758	—	4,408
General and administrative	1,050	2,063	1,538	879	1,530	7,060
Restructuring charges	—	134	—	—	—	134
Amortization of pre-publication costs	1,413	1,458	1,167	301	—	4,339
Depreciation expense and amortization of intangibles	214	695	201	224	19	1,353

Income (loss) from operations	$(1,221)	$3,264	$3,843	$337	$(1,549)	$4,674

Interest expense	$663	$3,513	$1,417	$1,099	$9,143	$15,835
Capital expenditures — property and equipment	145	128	822	77	1	1,173
Capital expenditures — pre-publication costs	1,625	2,613	1,179	188	—	5,605
Goodwill	24,393	60,906	64,513	19,743	—	169,555
Total assets	53,895	122,430	101,497	39,979	69,110	386,911

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Three Months Ended March 31, 2005 (unaudited)
Revenue	$9,201	$13,622	$19,459	$4,084	$—	$46,366
Cost of good sold	2,313	2,951	7,434	1,132	—	13,830
Marketing and sales	3,103	4,503	3,620	1,423	—	12,649
Fulfillment and distribution	963	887	1,245	467	—	3,562
General and administrative	826	1,781	1,377	695	1,414	6,093
Amortization of pre-publication costs	911	917	978	98	—	2,904
Depreciation expense and amortization of intangibles	179	730	184	72	43	1,208

Income (loss) from operations	$906	$1,853	$4,621	$197	$(1,457)	$6,120

Interest expense	$605	$3,189	$1,636	$665	$7,641	$13,736
Capital expenditures — property and equipment	170	269	79	187	10	715
Capital expenditures — pre-publication costs	816	2,009	1,343	147	—	4,315
Goodwill	24,393	60,979	64,513	15,487	—	165,372
Total assets	53,198	118,281	100,729	25,659	93,973	391,840

17. Condensed Consolidating Financial Statements
          On August 20, 2003 and December 10, 2004, Haights Cross issued $140.0 million and $30.0 million, respectively, of its Senior Notes, which have been fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. Haights Cross and its guarantor subsidiaries are 100% owned, directly or indirectly, by the Company. Subject to certain exceptions, Haights Cross is restricted in its ability to make funds available to the Company. The following unaudited interim condensed consolidating financial information of the Company is being provided pursuant to Rule 3-10(d) of Regulation S-X.
     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended March 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$51,490	$—	$51,490
Costs and expenses	—	1,549	45,267	—	46,816

(Loss) income from operations	—	(1,549)	6,223	—	4,674
Equity in the income (loss) of subsidiaries	(3,390)	(1,971)	—	5,361	—
Loss from discontinued operations	—	2	—	—	2
Other expenses (income)	9,414	(132)	8,194	—	17,476

Net (loss) income	$(12,804)	$(3,390)	$(1,971)	$5,361	$(12,804)

	Three Months Ended March 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$46,366	$—	$46,366
Costs and expenses	—	1,457	38,789	—	40,246

(Loss) income from operations	—	(1,457)	7,577	—	6,120
Equity in the income (loss) of subsidiaries	(2,217)	(2,173)	—	4,390	—
Loss from discontinued operations	—	—	807	—	807
Other expenses (income)	6,952	(1,413)	8,943	—	14,482

Net (loss) income	$(9,169)	$(2,217)	$(2,173)	$4,390	$(9,169)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of March 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets

Current assets	$3,603	$51,528	$58,661	$—	$113,792
Investment in subsidiaries	40,524	282,936	—	(323,460)	—
Long term assets	2,394	11,585	259,140	—	273,119

Total assets	$46,521	$346,049	$317,801	$(323,460)	$386,911

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$7,190	$34,475	$—	$41,665
Long term liabilities	248,515	298,335	390	—	547,240
Redeemable preferred stock	40,726	—	—	—	40,726
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit and other	(242,740)	40,524	282,936	(323,460)	(242,740)

Total stockholders’ deficit	(242,720)	40,524	282,936	(323,460)	(242,720)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$46,521	$346,049	$317,801	$(323,460)	$386,911

	As of December 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets

Current assets	$3,571	$65,533	$58,290	$—	$127,394
Investment in subsidiaries	43,886	278,313	—	(322,199)	—
Long term assets	2,505	12,144	258,448	—	273,097

Total assets	$49,962	$355,990	$316,738	$(322,199)	$400,491

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$13,324	$38,010	$—	$51,334
Long term liabilities	239,180	298,780	415	—	538,375
Redeemable preferred stock	39,930	—	—	—	39,930
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(229,168)	43,886	278,313	(322,199)	(229,168)

Total stockholders’ deficit	(229,148)	43,886	278,313	(322,199)	(229,148)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$49,962	$355,990	$316,738	$(322,199)	$400,491

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Three Months Ended March 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$32	$(6,810)	$(2,307)	$—	$(9,085)
Investing activities:
Additions to pre-publication costs	—	—	(5,605)	—	(5,605)
Additions to property and equipment	—	(1)	(1,172)	—	(1,173)
Additions to intangible assets	—	—	(6)	—	(6)
Intercompany activity	(10)	(6,468)	6,478	—	—
Acquisitions, net of cash acquired	—	(99)	—	—	(99)
Proceeds form the sale of Chelsea House		500			500
Proceed from sale of assets	—	—	9	—	9

Net cash provided by (used in) investing activities	(10)	(6,068)	(296)	—	(6,374)
Financing activities:
Net proceeds from issuance of stock	10	—	—	—	10
Repayment of senior secured loan	—	(325)	—	—	(325)
Additions to deferred financing costs		(80)	—	—	(80)

Net cash provided by (used in) financing activities	10	(405)	—	—	(395)
Effect of exchange rates on cash	—	—	13	—	13
Net cash used in discontinued operations	—	(121)	—	—	(121)

Net change in cash and cash equivalents	32	(13,404)	(2,590)	—	(15,962)

Cash and cash equivalents at beginning of period	3,571	64,650	1,371	—	69,592

Cash and cash equivalents at end of period	$3,603	$51,246	$(1,219)	$—	$53,630

	Three Months Ended March 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash used in:
Operating activities from continuing operations	$(58)	$(4,407)	$(3,719)	$—	$(8,184)
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(4,315)	—	(4,315)
Additions to property and equipment	—	(10)	(705)	—	(715)
Additions to intangible assets	—	—	(6)	—	(6)
Acquisitions, net of cash acquired	—	(95)	—	—	(95)
Proceeds from sale of assets	—	—	—	—	—
Intercompany activity	69	(8,534)	8,465	—	—

Net cash provided by (used in) investing activities	69	(8,639)	3,439	—	(5,131)
Financing activities from continuing operations:
Proceeds from exercise of stock options	7	—	—	—	7
Repayment of senior secured term loan	—	(325)	—	—	(325)
Additions to deferred financing costs	—	(261)	—	—	(261)

Net cash provided by (used in) financing activities	7	(586)	—	—	(579)
Effect of exchange rates on cash	—	—	(22)	—	(22)
Cash flows from discontinued operations	—	—	(361)	—	(361)

Net change in cash and cash equivalents	18	(13,632)	(663)	—	(14,277)

Cash and cash equivalents at beginning of period	3,460	73,940	1,181	—	78,581

Cash and cash equivalents at end of period	$3,478	$60,308	$518	$—	$64,304

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included in this Quarterly Report on Form 10-Q include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of business trends, are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.
          The forward-looking statements that we make in this Quarterly Report on Form 10-Q are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from such forward-looking statements. We refer you to documents filed by us with the Securities and Exchange Commission, specifically our most recent Annual Report on Form 10-K, as may be amended from time to time, which identify important risks that could cause our actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.
          Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are: (i) our substantial leverage and indebtedness, which may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry; (ii) our history of losses, which we expect to continue; (iii) market acceptance of our new products; (iv) the seasonal and cyclical nature of sales of our products; (v) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of our products and shifts in timing of purchases; (vi) changes in the competitive environment, including those which could adversely affect our cost of sales; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of our products; (ix) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; (x) the potential effect of a continued weak economy on sales of our products; (xi) the risk that our well-known authors will depart and write for our competitors; and (xii) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in SEC rules (including the Sarbanes-Oxley Act of 2002), listing standards (if applicable) and accounting rules.
          Information included in this report is made as of the date hereof. We undertake no obligation to update our forward-looking statements, including any financial projections we make. We do not endorse any projections regarding future performance that may be made by third parties.
Overview
     We are a leading developer and publisher of products for the K-12 education, library and medical education markets. Our products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. Our high quality products are sold primarily to schools, libraries and medical professionals and we believe we have leading positions in the three markets and four segments we serve.
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
Business Segments
     Our financial reporting is organized into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education.
     K-12 Supplemental Education. Our K-12 Supplemental Education segment publishes supplemental reading materials for the kindergarten through 8th grade market and literary, biographical and topical books published in series for school libraries. It also markets non-proprietary, supplemental reading products and literature for the K-12 market. This segment is comprised of our Sundance/Newbridge imprints.
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
     Medical Education. Our Medical Education segment publishes and markets subscription based continuing education materials to doctors, dentists and medical institutions on a variety of medical, dental and allied health specialty topics and publishes and markets subscription based wellness information, such as newsletters and calendars, to companies seeking to improve employee awareness of health and wellness issues. This segment is comprised of our Oakstone Publishing business.
Critical Accounting Policies
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Changes in facts, circumstances and market conditions may result in revised estimates.
          The critical accounting policies described herein are those that are, in management’s opinion, most important to the presentation of our consolidated financial condition and results of operations.
          Revenue and Expense Recognition
          In accordance with industry practice, we recognize revenue from books and other non-subscription sales when the product is shipped to the customer. Product shipment terms are FOB shipping point and collectability is reasonably assured at the time of shipment. Subscription revenue is deferred and recognized as the subscription is fulfilled. Short term rental revenue for audiobooks is recognized at the time of the rental and audiobook lease revenue is deferred and recognized ratably over the term of the lease. Revenue is recognized net of provisions for estimated returns. These estimated return provisions are based upon historical experience and other industry factors including management’s expectations. Actual return experience is monitored and any significant change from management’s expectations results in an adjustment in the reserve rates utilized to estimate returns.
          Cost of goods sold is recognized when the related revenue is recognized and primarily consists of paper, media, printing, binding and duplication and author royalty expenses.
          Pre-Publication Costs
          We capitalize the costs associated with the development of our new products. These costs primarily include author fees pursuant to work-for-hire agreements (excluding royalties), the costs associated with artwork, photography and master tapes, other external creative costs, internal editorial staff costs and pre-press costs that are directly attributable to the products. These costs are tracked at the product title or product series level and are amortized beginning in the month the product is introduced to market. These costs are amortized over the estimated life cycle of the book or product, based upon the sales performance of similarly existing products that are sold in the same business segment, for periods ranging from eighteen months to five years. The amortization rate is determined by the expected annual performance during the life cycle and, accordingly, in many cases an accelerated amortization method is utilized. Costs determined to be unrecoverable are written off. A write-off occurs most often when sales of a product are lower than anticipated or when an updated version of the product is released. In addition, life cycles are periodically monitored for changes in length or rate of sales during the life cycle. When changes are significant, the amortization rate and period are adjusted.
          Goodwill and Other Intangible Assets
          Goodwill represents the excess of net acquisition cost over the estimated fair value of net assets acquired of purchased companies. On January 1, 2002, we adopted SFAS 142, pursuant to which intangible assets considered to have indefinite lives, such as goodwill, are not amortized to expense but are periodically evaluated for impairment at the reporting unit level. Intangible assets with finite lives continue to be amortized to expense over their useful lives.
          Under SFAS 142, goodwill and other intangible assets with indefinite lives are subject to an annual impairment test, as well as an interim test if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The goodwill impairment test is a two-step process. First, the fair value of the assets of each of our reporting units is compared to their carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is taken for the difference. For purposes of estimating the fair value of a reporting unit, we use a discounted cash flow approach, since our common stock is not publicly traded and a quoted market price is unavailable.
          Direct Response Advertising Costs
          Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability for each effort is evaluated on a product-by-product basis at the campaign level. The life and amortization rate are determined by historical experience with similar products at the same business. Generally, greater than 80% of direct mail costs are amortized in the first year, with all costs being amortized over lives ranging from twelve to eighteen months. The sole exception to this policy is the direct mail costs relating to the Oakstone subscription business which are amortized on an accelerated basis over the estimated life of the subscriber for up to five years. For these subscription products, the life is based on the original subscription period plus anticipated subsequent renewal periods. The rate of amortization is based on the expiration and cancellation rate of subscribers for similar subscription products.
          Catalog costs are amortized over the estimated life of the catalog, generally between one and eighteen months with greater than 90% of catalog costs being amortized in the first year. The estimated life and amortization rate are based on the sales experience of similar catalogs at the same business segment. Amortization of direct response advertising costs is included in marketing and sales expense in the accompanying consolidated statements of operations. If a direct mail solicitation or catalog is determined to be unprofitable, all remaining capitalized costs are written off at that time.
          Inventory and Related Obsolescence
          Inventory consists primarily of books and audiobooks, which are valued at the lower of cost or market, as determined by the first-in, first-out method or other methods which approximate the FIFO method. Obsolescence reserves on slow-moving or excess merchandise are recorded, where applicable, based upon regular reviews of inventories on-hand and estimated future demand. If a book is taken out of print, superseded by a later version or ceases to sell, it is considered obsolete and all related inventory amounts are written-off. If quantities of a book exceed expected future demand based on historical sales of that title, the excess inventory is also written off.
          Stock-Based Compensation
          The Company has a stock option plan pursuant to which stock options for a fixed number of shares of common stock are granted to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise prices of options issued under the plan are determined by the Company’s Board of Directors using commonly employed valuation methods. Awards under the plan generally are issued with vesting terms pursuant to which a portion of the award vests over time (typically three years) and the remainder vests (typically in three tranches) based on the achievement of annual performance goals.
          Prior to January 1, 2006, we accounted for stock options by following the fair value method under SFAS 123. Under the fair value method, compensation expense for options is measured at the grant date based on the value of the award, as determined using the minimum value option valuation model, and is recognized over the vesting period of the grant. In December 2004, the FASB issued SFAS 123 (R), which is a revision of SFAS 123. SFAS 123(R) supersedes Accounting Principal Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the effective adoption to January 1, 2006 for calendar year-end companies. The Company adopted SFAS 123 effective January 1, 2002, and will continue to apply the minimum-value method in future periods to awards outstanding prior to January 1, 2006, which is the date upon which the Company adopted SFAS 123(R). Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123(R) as well as Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, which is related to SFAS 123 (R), using the prospective transition method to account for all awards granted, modified or settled after the date of adoption. The adoption of SFAS 123(R) did not have any impact on our reported results of operations and financial position and had no impact on our reported operating cash flows as there were no option grants during the quarter ended March 31, 2006..
          Income Taxes
          We account for income taxes pursuant to the provisions of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting purposes and for income tax purposes. A history of generating taxable income is required in order to substantiate the recording of a net tax asset. However, because we have not yet generated taxable income, we have placed a 100% valuation allowance on our net tax benefits. We will re-evaluate the deferred tax valuation allowance based on future earnings. Our federal and state operating loss carry-forwards at December 31, 2005 were $99.8 million expiring through 2025.
          Redeemable Capital Stock
          We account for the Preferred B in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. SFAS 150 generally indicates that certain financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or with a transfer of assets, any mandatorily redeemable security and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. The Preferred B is mandatorily redeemable by the Company on December 10, 2011, at its liquidation value, plus any accrued but unpaid dividends.

Accordingly, SFAS 150 is applicable to the Preferred B. By contrast, the holders of the Preferred A and Preferred C, at their option, may require the Company to redeem such shares beginning on December 31, 2019 and April 15, 2012, respectively, but such shares are not mandatorily redeemable by the Company. Accordingly, SFAS 150 is not applicable to the Preferred A or Preferred C.

Results of Operations
Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three- months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
	(In Thousands)
Revenue
K-12 Supplemental Education	$7,940	15.4%	$9,201	19.8%
Test Prep and Intervention	17,810	34.6%	13,622	29.4%
Library	18,744	36.4%	19,459	42.0%
Medical Education	6,996	13.6%	4,084	8.8%

Total Revenue	51,490	100.0%	46,366	100.0%
Cost of goods sold	14,760	28.7%	13,830	29.8%
Selling, general and administrative expenses:
Marketing and sales	14,762	28.6%	12,649	27.3%
Fulfillment and distribution	4,408	8.6%	3,562	7.7%
General and administrative expense	7,194	14.0%	6,093	13.1%

Total selling, general and administrative expenses	26,364	51.2%	22,304	48.1%
Amortization of pre-publication costs	4,339	8.4%	2,904	6.3%
Depreciation / amortization of intangibles	1,353	2.6%	1,208	2.6%

Income from operations	4,674	9.1%	6,120	13.2%
Interest expense	15,835	30.8%	13,736	29.7%
Other expenses, net of interest income	84	0.1%	617	1.3%

Loss before taxes	(11,245)	(21.8)%	(8,233)	(17.8)%
Tax provision	1,557	3.1%	129	0.2%

Loss before discontinued operations	(12,802)	(24.9)%	(8,362)	(18.0)%
Loss from discontinued operations	(2)	(0.0)%	(807)	(1.8)%

Net loss	$(12,804)	(24.9)%	$(9,169)	(19.8)%

Revenue
     Our total revenue increased $5.1 million, or 11.1%, to $51.5 million for the three-month period ended March 31, 2006 from $46.4 million for the three-month period ended March 31, 2005. The increase is primarily due to the Test-prep and Intervention segment which benefited from the release of new products and increased demand resulting from the testing requirements created by the federal government’s No Child Left Behind Act) (the “NCLB Act”). The revenue increase also reflects the acquisitions of Scott Publishing in April 2005 and CMEinfo in June 2005, which are included in our financial statements prospectively from their respective date of acquisition, and are therefore not included in the results for the quarter ended March 31, 2005.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $1.3 million, or 13.7%, to $7.9 million for the three-month period ended March 31, 2006, from $9.2 million for the three-month period ended March 31, 2005. This decline results from what we believe is a significantly more competitive market. Our Sundance/Newbridge business, which represents 100% of this segment, competes in the K-12 market for classroom materials. This market’s competitors include other supplemental educational publishers such as Harcourt Achieve and National Geographic, as well as basal textbook publishers, such as McGraw Hill and Houghton Mifflin, which are generally much larger and have greater financial resources than the Company. We believe a significant percentage of all basal textbook programs are purchased for the classroom through state-wide and state organized “adoption” processes, thus resulting in multi-million dollar textbook purchase contracts for the winning basal publisher or publishers. For a variety of reasons, including limitations on funds available for supplemental classroom materials and the favorable position that the basal publishers have for marketing their own supplemental classroom materials, a challenging competitive environment emerged in 2005 for

Sundance/Newbridge that is expected to continue in 2006. We are implementing both short-term initiatives and long-term investments to address this increased competition and to effect a turn-around of this business.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $4.2 million, or 30.7%, to $17.8 million for the three-month period ended March 31, 2006, from $13.6 million for the three-month period ended March 31, 2005. While operating in the same broader K-12 classroom materials market as Sundance/Newbridge, Triumph Learning and Buckle Down Publishing, publish and market test-preparation study materials to a discrete niche of this overall market. A provision of the NCLB Act required each state to implement, for the 2005-2006 school year, increased standardized testing across many grade levels. It is these state standardized tests in reading, math and science and social studies which are the subject of Triumph Learning’s and Buckle Down’s test-prep study materials. Triumph Learning and Buckle Down Publishing proactively sought to benefit from the demand created by the NCLB Act by publishing new test-prep study materials corresponding to these new tests for many but not all states. While Triumph Learning’s and Buckle Down’s pre-publication costs increased significantly during 2005, both businesses have reported exceptional sales growth since the release of new products in late 2005. Revenues for Triumph Learning and Buckle Down product lines increased $3.3 million, or 33.4%, to $13.1 million for the three-month period ended March 31, 2006 from $9.8 million for the three-month period ended March 31, 2005. We anticipate that Triumph Learning and Buckle Down will continue to benefit in 2006 from the demand created by the NCLB Act.
     Options Publishing, reflected within the Test-prep and Intervention segment focuses on publishing and marketing high-quality products for the under performing and struggling students primarily in reading and math, referred to generally as intervention products. Revenue from Options Publishing increased $0.9 million, or 23.9%, to $4.8 million for the three-month period ended March 31, 2006 from $3.8 million for the three-month period ended March 31, 2005. This increase was due to growth in the core Options Publishing products and sales of Buckle Down products during 2006, both benefiting from the increased attention NCLB places on reading and math skills..
     Library. Revenue for the Library segment, decreased $0.7 million, or 3.7%, to $18.7 million for the three-month period ended March 31, 2006, from $19.5 million for the three-month period ended March 31, 2005. The Library segment, which consists of our Recorded Books business, publishes unabridged audiobooks and other audio-based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for more than two-thirds of revenue. In the first quarter 2006, licensing revenue of our Pimsleur language series in Japan declined from the three-month period ended March 31, 2005. In addition, revenue from our travel center sales channel continue to decline as expected in the face of competition from satellite radio and from bargain sources of remaindered audiobooks available to the consumer market. Also, retail channel revenue was affected by an increase in returns reserves in response to significantly higher returns from retailers after the holiday buying season. Revenue from the core public library channel of Recorded Books was flat for the first quarter 2006, as compared to a strong first quarter 2005 performance for the channel which achieved 21.4% over the first quarter 2004, continuing the sales softness first experienced in the fourth quarter 2005.
     Medical Education. Revenue for the Medical Education segment increased $2.9 million, or 71.3%, to $7.0 million for the three-month period ended March 31, 2006, from $4.1 million for the three-month period ended March 31, 2005. Revenue from our existing core Oakstone Medical product line increased $0.2 million, or 7.1%, due to the fulfillment of a special Avian Flu issue across much of the Practical Reviews subscription base and an increase in non-subscription revenue during the period. The remainder of the increase in the Medical Education segment is primarily attributable to the product lines we acquired in connection with our acquisition of Scott Publishing which was completed in April 2005, and CMEinfo which was completed in June 2005, which are not included in the results for the three-month period ended March 31, 2005.
Cost of Goods Sold
     Cost of goods sold increased $0.9 million, or 6.7%, to $14.8 million for the three-month period ended March 31, 2006 from $13.8 million for the three-month period ended March 31, 2005. Cost of goods sold as a percentage of revenue decreased to 28.7% from 29.8% period over period, primarily due to favorable product mix.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $0.2 million, or 7.4%, to $2.1 million for the three-month period ended March 31, 2006 from $2.3 million for the three-month period ended March 31, 2005 due primarily to a decline in sales volume. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 27.0% from 25.1% period over period as a larger percentage of the revenue was derived from sales of distributed product which has a higher cost of inventory as well as increased inventory obsolescence provisions.

     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $0.7 million, or 22.3%, to $3.6 million for the three month-period ended March 31, 2006 from $3.0 million for the three-month period ended March 31, 2005 as a result of strong revenue growth for the segment period over period. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 20.3% from 21.7% period over period primarily due to economies of scale.
     Library. Cost of goods sold for the Library segment decreased $0.7 million, or 9.2%, to $6.7 million for the three-month period ended March 31, 2006 from $7.4 million for the three-month period ended March 31, 2005, resulting from a decline in period revenue as well as management initiated cost reductions for our travel center channel. As a result, cost of goods sold as a percentage of revenue decreased to 36.0% from 38.2% period over period.
     Medical Education. Cost of goods sold for the Medical Education segment increased $1.1 million to $2.3 million for the three-month period ended March 31, 2006 from $1.1 million for the three-month period ended March 31, 2005. The increase is primarily related to the acquisitions of Scott Publishing and CMEinfo, both of which were acquired in the second quarter of 2005 and therefore not included in the results for the three-month period ended March 31, 2005. Cost of goods sold as a percentage of revenue increased to 32.3% from 27.7% period over period, primarily due to the impact of higher inventory cost of Scott Publishing products.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $4.1 million, or 18.2%, to $26.4 million for the three-month period ended March 31, 2006 from $22.3 million for the three-month period ended March 31, 2005. Selling, general and administrative expense as a percentage of revenue increased to 51.2% from 48.1%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased staffing, additional marketing and sales force related expenses, costs associated with our Scott Publishing and CMEinfo acquisitions as well as expenses related to the consolidation of the Iowa-based warehouse, customer service and order fulfillment functions of Buckle Down Publishing into our Northborough, Massachusetts facility.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment increased $0.5 million, or 10.2%, to $5.4 million for the three-month period ended March 31, 2006 from $4.9 million for the three-month period ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenue increased to 67.9% from 53.2% period resulting primarily from the effect of decreased revenue on fixed expenses such as salaries, as well as investments in sales and marketing initiatives aimed at returning the business to revenue and profit growth.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $1.6 million, or 22.5%, to $8.8 million for the three-month period ended March 31, 2006 from $7.2 million for the three-month period ended March 31, 2005. The increase was primarily due to volume related increases in payroll for fulfillment and distribution and sales and marketing and an additional $0.3 million incurred in connection with the consolidation of the Iowa-based warehouse, customer service and order fulfillment functions of Buckle Down Publishing’s warehouse into the Northborough, Massachusetts facility. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment decreased to 49.3% from 52.6% period over period, reflecting operating leverage on fixed expenses resulting from 30.7% revenue growth for the period.
     Library. Selling, general and administrative expense for the Library segment increased $0.5 million, or 8.7%, to $6.8 million for the three-month period ended March 31, 2006 from $6.2 million for the three-month period ended March 31, 2005. Selling, general and administrative expense as a percentage of revenue increased to 36.2% from 32.1% period over period, primarily due to increased payroll and benefits costs from personnel additions and higher fulfillment costs arising from the new Recorded Books Unlimited program, whereby consumers are shipped titles that can be continually exchanged for new titles for a monthly fee.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $1.3 million, or 49.9%, to $3.9 million for the three-month period ended March 31, 2006 from $2.6 million for the three-month period ended March 31, 2005. The increase is primarily due to additional sales and marketing and fulfillment and distribution costs resulting from the 2005 acquisition of Scott Publishing and CMEinfo which are not included in the results for the three-month-period ended March 31, 2005. Selling, general and administrative expense as a percentage of revenue decreased to 55.4% from 63.3% period over period. The decline in selling, general and administrative expenses as a percentage of revenue is primarily due to increased revenue and economies of scale.

     Corporate. Our corporate general and administrative expense increased $0.1 million, or 8.2%, to $1.5 million for the three-month period ended March 31, 2006 from $1.4 million for the three-month period ended March 31, 2005.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $1.4 million to $4.3 million for the three-month period ended March 31, 2006, from $2.9 million for the three-month period ended March 31, 2005. Investments in pre-publication activities have increased significantly over the last several years due to a greater emphasis on developing new products as well as the addition of assets obtained as a result of our acquisition of Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo. We anticipate that the increased level of spending will continue through 2006 and amortization of pre-publication costs will continue to reflect this higher level of investment.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles increased $0.2 million to $1.4 million for the three-month period ended March 31, 2006, from $1.2 million for the three-month period ended March 31, 2005. The increase was primarily due to amortization expense from the amortizable intangible assets acquired in the Scott Publishing and CMEinfo acquisitions.
Interest Expense
     Interest expense increased $2.1 million, or 15.3%, to $15.8 million for the three-month period ended March 31, 2006 from $13.7 million for the three-month period ended March 31, 2005. This increase was due to rising interest rate on our Term Loans which are based on a stated spreads over LIBOR, as well as increased interest resulting from the compounding effect of interest on our Senior Discount Notes and Preferred B. Our total outstanding debt increased from $499.4 million as of March 31, 2005 to $528.4 million as of March 31, 2006. The increase is a result of accretion on the Preferred B and amortization of the discount on our Senior Discount Notes, offset slightly by principal payments on our Term Loans.
     Cash interest expense increased $1.0 million to $7.9 million for the three-month period ended March 31, 2006 from $6.9 million for the three-month period ended March 31, 2005. The change in cash interest expense was due to an increase in the variable interest rates applied on our Term Loans, which increased to an average interest rate of 8.81% for the three-month period ended March 31, 2006 from 6.82% for the three-month period ended March 31, 2005. Our cash interest bearing outstanding debt was $299.6 million as of March 31, 2006 compared to $301.4 million as of March 31, 2005.
     Interest expense consists of the following:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Interest expense:
Senior secured term loans	$2,845	$1,820
11 3/4% senior notes	4,994	4,993
12 1/2% senior discount notes – non-cash	2,839	2,515
Series B senior preferred stock – non-cash	5,095	4,343
Other	85	75

Total interest expense	15,858	13,746
Less: capitalized interest	(23)	(10)

Net Interest expense	$15,835	$13,736

     As of March 31, 2006 the company had $127.1 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 8.25% and 9.25% . The average interest rate on the Term Loans was 8.81% for the three-month period ended March 31, 2006.

Discontinued Operations
     We disposed of our Chelsea House Publishers business on August 9, 2005 and its results of operations have been presented as a discontinued operation for all periods presented. Chelsea House Publishers reported an operating loss of $0.8 million for the three-month period ended March 31, 2005. There were no other significant items reported in discontinued operations for the three-month period ended March 31, 2006 or the three-month period ended March 31, 2005.
Provision for Income Taxes
     The provision for income taxes was $1.6 million for the three-month period ended March 31, 2006 compared to $0.1 million for the three-month period ended March 31, 2005. Income tax expense for the three-month period ended March 31, 2006 includes a $1.4 million deferred income tax expense that is a result of an increase in our deferred tax asset valuation allowance. In addition to the deferred tax expense, a current income tax expense of $0.2 million and $0.1 million was recorded for the three-month period ended March 31, 2006 and 2005, respectively. The current tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $0.5 million and $0.4 million for the three-month periods ended March 31, 2006 and 2005, respectively.
Net Loss
     Net loss for the three-month period ended March 31, 2006 was $12.8 million compared to $9.2 million for the three-month period ended March 31, 2005. This increase in net loss was due to the $2.1 million increase in interest expense, the $1.4 million increase in provision for income taxes and the $1.4 million decline in income from continuing operations offset by a $0.8 million decline in loss from discontinued operations.
Liquidity and Capital Resources
     We have relied primarily on our borrowings under our current financing arrangements, and the benefits of non-cash interest on our Senior Discount Notes and outstanding preferred stock, for our working capital, capital expenditures, acquisition needs and debt service requirements.
     In April 2005, we used $3.6 million in cash to purchase all of the outstanding capital stock of Scott Publishing and pay related transaction costs.
     In June 2005, we used $8.5 million in cash to purchase all of the outstanding capital stock of CMEinfo and pay related transaction costs.
     As of March 31, 2006, we were in compliance with all debt covenants as amended and the available borrowing capacity under our Facility was $20.9 million and there were no balances outstanding. Borrowings under our Facility bear interest at variable rates based on LIBOR plus an applicable spread.
     As of March 31, 2006, we had accrued $24.0 million for unpaid cash dividends on the Preferred B. We are restricted from making cash dividend payments on the Preferred B by the restricted payment provisions of our Senior Discount Notes.
     Our cash and cash equivalents decreased by $16.0 million to $53.6 million as of March 31, 2006, from $69.6 million as of December 31, 2005. This was due to cash used in operating, investing and financing activities of $9.1 million, $6.4 million and $0.4 million, respectively.
     We are highly leveraged and have significant debt service obligations. Our primary sources of liquidity are our current cash balance, cash flow from operations and available borrowings under our Facility. We expect that ongoing requirements for debt service, working capital, capital expenditures and permitted business acquisitions will be funded from these sources.
     Our ability to make scheduled payments of principal, or to pay interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     While we cannot guarantee that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Facility, will be adequate to meet our future liquidity needs until the maturity of our Term Loans in August 2008. In addition, from time to time as needs arise in connection with future acquisitions, the maturity of the Term Loans or other general corporate purposes, which may include the repayment or refinancing of the Term Loans or Senior Notes, we may seek to raise additional capital through the issuance, in registered offerings or in private placements, of debt or equity securities on terms to be determined at the time of such issuances.
Cash Flows
     Net cash used in operating activities of continuing operations increased $0.9 million, or 11.1%, to $9.1 million for the three-month period ended March 31, 2006 from $8.2 million for the three-month period ended March 31, 2005. The increase in cash used in operating activities was due to working capital changes relating to settlements of accounts payable, royalties payable and other accrued current liabilities.
     Net cash used in investing activities increased $1.2 million, or 24.2%, to $6.4 million for the three-month period ended March 31, 2006 from $5.1 million for the three-month period ended March 31, 2005. The increase was due to an additional $1.3 million and $0.5 million in spending on pre-publication costs and property and equipment, respectively, partially offset by the release to the Company from escrow of $0.5 million in proceeds from the sale of Chelsea House Publishers..
     Net cash used by financing activities decreased $0.2 million, or 31.8% to $0.4 million for the three-month period ended March 31, 2006 from $0.6 million for the three-month period ended March 31, 2005 due to a reduction in additions for deferred financing costs.
     Net cash used by discontinued operations decreased $0.2 million, or 66.7%, to $0.1 million for the three-month period ended March 31, 2006 from $0.4 million for the three-month period ended March 31, 2005. The decline in cash used by discontinued operations is primarily attributable to $0.8 million in pre-publication costs incurred by Chelsea House Publishers for the three-month period ended March 31, 2005.
Capital Expenditures
     Pre-publication costs refer to the costs incurred in the development of new products. For the three-month period ended March 31, 2006, we had $5.6 million of pre-publication costs, compared to $4.3 million during the three-month period ended March 31, 2005. We expect to make expenditures of approximately $26.0 million for pre-publication costs in 2006. This level of spending is intended to support our successful core products and allow for the development of new products.
     Property and equipment expenses are incurred to purchase tangible fixed assets such as computers, software and leasehold improvements. For the three-month period ended March 31, 2006, we had $1.2 million of property and equipment expenses compared to $0.7 million for the three-month period ended March 31, 2005. We expect to make expenditures of approximately $4.1 million for property and equipment in 2006. This level of spending allows for our planned implementation of a new software system at our Recorded Books business, the rollout of a customer relationship management system for several other businesses and general additions to furniture, fixtures and equipment.
Contractual Obligations and Commitments
     There have been no significant changes in our contractual obligations or commitments since December 31, 2005.
     We do not have any off-balance sheet financing arrangements.
Seasonality and Quarterly Results of Operations
     Our business is subject to moderate seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. In addition, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future, as a result of many factors, including, without limitation, general economic trends; the traditional cyclical nature of educational material sales; school, library and consumer purchasing decisions; the unpredictable funding of schools and libraries by federal, state and local governments; consumer preferences and spending trends; and the timing of introductions of new products.
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
     We utilize cash from operations and short-term borrowings to fund our working capital and investment needs. Cash balances are normally invested in high-grade securities with terms shorter than three-month periods. Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transactions denominated in foreign currency. As a result, we do not hedge the exposure to these changes, and the impact on our results of operations from foreign currency fluctuations has been immaterial.
     Our $30.0 million Facility is available to finance our working capital requirements, subject to certain restrictive covenants that can reduce the available aggregate borrowings under the Facility. As of March 31, 2006, the available borrowing capacity under the Facility was $20.9 million. Borrowings under the Facility bear interest at variable rates based on LIBOR plus an applicable spread. As of March 31, 2006, there were no borrowings outstanding under this credit facility.

Item 4.	Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(a) and 15d-15(e), as of the end of the period covered by this report. Due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, we concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in reports filed with the SEC is recorded, processed, summarized and reported on in a timely basis.
     In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in designing and evaluating the controls and procedures. We regularly review and document our disclosure controls and procedures, and our internal controls over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.
     As a result of an adjustment to income taxes discovered during the audit of the financial statements for our fiscal year ended December 31, 2005, management determined that a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes existed. This determination prompted management to conclude that as of December 31, 2005, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements related to accounting for income taxes would not be prevented or detected on a timely basis by Company employees in the normal course of performing their assigned functions. This material weakness exists because the Company’s management does not currently have adequate technical expertise with respect to income tax accounting to effectively oversee and review the Company’s accounting in this area. This lack of adequate technical expertise resulted in an error in the Company’s accounting for income taxes during the third quarter of 2005, which was identified during the course of the Company’s 2005 audit. This error related to the Company not providing a sufficient valuation allowance against deferred tax assets that are not more likely than not to be realized. The Company had incorrectly netted deferred tax liabilities related to intangibles with indefinite lives against deferred tax assets related to net operating loss carry-forwards with finite lives in determining the amount of allowance necessary. As a result of the error, the Company provided in its Annual Report on Form 10-K for its fiscal year ended December 31, 2005 a restatement of its financial statements as of and for the three-month and nine-month periods ended September 30, 2005.
     (b) Changes in Internal Controls over Financial Reporting
     There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Regarding the material weakness described above, the Company intends to implement enhanced control procedures over accounting for income taxes which include:
•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	Education and training of Company management and staff to improve technical expertise with respect to income tax accounting;

•	Engaging expert resources to assist with tax accounting; and

•	Re-allocating and/or relocating duties of finance personnel to enhance review and monitoring procedures.
     While the Company believes that the remedial actions will result in the correction of the material weakness in our internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     From time to time, we are involved in litigation that we consider to be ordinary routine litigation incidental to our business. We are not presently involved in any legal proceedings that we expect, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Item 1A.	Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit
Number	Description	Page or Method of Filing
10.1	Amendment No. 6 to the Revolving Credit Agreement, dated as of August 20, 2003, by and among HCOC, as the Borrower, the several lenders from time to time party thereto, Bear Stearns Corporate Lending, Inc., as syndication agent, and The Bank of New York, as administrative agent for the lenders	Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.
By:

Dated: May 12, 2006	/s/ Peter J. Quandt
Peter J. Quandt
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 12, 2006	/s/ Paul J. Crecca
Paul J. Crecca
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 12, 2006	/s/ Mark Kurtz
Mark Kurtz
Vice President of Finance and Accounting and Chief Accounting Officer (Principal Accounting Officer)