Form 10-Q
period 2006-06-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2006-08-11
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 20,012,914 shares of Common Stock, par value $0.001 per share, outstanding as of August 11, 2006.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report for the
Quarter Ended June 30, 2006

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$56,899	$56,661	$108,389	$103,027
Costs and expenses:
Cost of goods sold	16,433	15,946	31,193	29,776
Marketing and sales	14,538	12,946	29,300	25,595
Fulfillment and distribution	4,615	4,116	9,023	7,678
General and administrative	6,724	6,207	13,784	12,300
Restructuring charges	273	—	407	—
Amortization of pre-publication costs	4,071	3,136	8,410	6,040
Goodwill impairment charge	24,393	—	24,393	—
Depreciation expense and amortization of intangibles	1,369	1,132	2,722	2,340

Total cost and expenses	72,416	43,483	119,232	83,729

(Loss) income from operations	(15,517)	13,178	(10,843)	19,298
Other (income) expense:
Interest expense	16,130	15,073	31,965	28,809
Interest income	(718)	(421)	(1,372)	(691)
Amortization of deferred financing costs	900	907	1,633	1,790
Other (income) expense	(6)	126	(1)	132

Total other expenses	16,306	15,685	32,225	30,040

Loss before provision for income taxes	(31,823)	(2,507)	(43,068)	(10,742)
(Benefit) provision for income taxes	(4,591)	88	(3,034)	217

Loss before discontinued operations	(27,232)	(2,595)	(40,034)	(10,959)
Discontinued operations:
Loss from operations of discontinued operations	—	(2,892)	—	(3,699)
(Loss) gain on disposal of discontinued operations	(15)	5	(17)	7

Net loss	(27,247)	(5,482)	(40,051)	(14,651)
Preferred stock dividends and accretion	(822)	(751)	(1,618)	(1,479)

Net loss available to common stockholders	$(28,069)	$(6,233)	$(41,669)	$(16,130)

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)	(Note 1)
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,521	$69,592
Accounts receivable, net	27,255	22,804
Inventory, net	23,683	22,304
Direct response advertising costs — current portion, net	3,677	3,534
Prepaid royalties	5,661	5,456
Prepaid expenses and other current assets	1,927	4,127

Total current assets	122,724	127,817
Pre-publication costs, net	46,272	42,841
Direct response advertising costs, net	7,341	7,159
Property and equipment, net	11,595	11,303
Goodwill	145,157	169,424
Intangible assets, net	25,581	26,934
Deferred financing costs, net	12,079	13,522
Other assets	1,508	1,491

Total assets	$372,257	$400,491

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$26,860	$28,533
Accrued interest	8,975	8,871
Deferred subscription revenue	13,824	12,630
Current portion of long term debt	1,300	1,300

Total current liabilities	50,959	51,334
Long term liabilities:
Senior secured term loan	125,500	126,150
11 3/4% senior notes	172,389	172,630
12 1/2% senior discount notes	98,662	92,875
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (approximate aggregate liquidation value as of June 30, 2006 of $140,032)	138,016	127,237
Deferred tax liability	11,616	14,830
Deferred gain on Series B cancellation and other long term liabilities	4,247	4,653

Total long term liabilities	550,430	538,375
Commitments(Note 14)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (approximate aggregate liquidation value as of June 30, 2006 of $37,789)	39,865	38,404
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (approximate aggregate liquidation value as of June 30, 2006 of $3,906)	1,682	1,526

Total redeemable preferred stock	41,547	39,930
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,012,914 and 20,008,300 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	20	20
Accumulated other comprehensive income	407	284
Accumulated deficit	(271,106)	(229,452)

Total stockholders’ deficit	(270,679)	(229,148)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$372,257	$400,491

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Operating activities from continuing operations
Net loss from continuing operations	$(40,034)	$(10,959)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash interest expense	16,108	13,990
Allowance for doubtful accounts and obsolescence	3,233	2,247
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	11,132	8,380
Amortization of deferred financing costs	1,634	1,790
Amortization of premium on 11 3/4% senior notes	(241)	(245)
Goodwill impairment charge	24,393	—
Deferred taxes — non-cash	(3,214)	—
Other non-operating income (loss) — non-cash	10	3
Changes in operating assets and liabilities:
Accounts receivable	(8,247)	(8,905)
Inventory	(2,318)	(3,514)
Prepaid expenses, royalty advances and other current assets	1,995	1,560
Direct response advertising costs	(326)	(839)
Other assets	(17)	27
Accounts payable, accrued and other liabilities	(1,581)	(214)
Accrued interest	104	310
Deferred subscription revenue	1,195	816

Net cash provided by operating activities from continuing operations	3,826	4,447

Investing activities from continuing operations
Additions to pre-publication costs	(11,795)	(10,793)
Additions to property and equipment	(1,685)	(1,319)
Additions to intangible assets	(12)	(11)
Acquisitions, net of cash acquired	907	(11,219)
Proceeds from sale of business	500	—
Proceeds from sale of assets	9	—

Net cash used in investing activities from continuing operations	(12,076)	(23,342)

Financing activities from continuing operations
Proceeds from exercise of stock options	10	7
Repayment of senior secured term loan	(650)	(650)
Additions to deferred financing costs	(88)	(725)

Net cash used in financing activities from continuing operations	(728)	(1,368)

Effect of exchange rates on cash	68	(50)

Cash flows of discontinued operations
Operating cash flows	(161)	609
Investing cash flows	—	(1,666)

Net cash used in discontinued operations	(161)	(1,057)

Net decrease in cash and cash equivalents	(9,071)	(21,370)
Cash and cash equivalents at beginning of period	69,592	78,581

Cash and cash equivalents at end of period	$60,521	$57,211

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
1. Basis of Presentation
     Haights Cross Communications, Inc. (together with its subsidiaries, “we,” “our,” the “Company” or “Haights Cross Communications”), a Delaware corporation, whose predecessor was formed in January 1997, is a holding company that conducts all of its operations through its direct and indirect subsidiaries, including, without limitation, its wholly- owned subsidiary Haights Cross Operating Company (“Haights Cross”). The unaudited interim consolidated financial statements contained herein consist of the accounts of Haights Cross Communications, Inc. and its subsidiaries.
     The Company is a developer and publisher of products for the K-12 supplemental education, library and medical education markets. The Company’s products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. The Company’s high quality products are sold primarily to schools, libraries and medical professionals.
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
2. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payments,”(“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) generally requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123 effective January 1, 2002, and applied the minimum-value method in future periods to awards outstanding prior to January 1, 2006. Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No.123(R), using the prospective transition method to account for all awards granted, modified or settled after the date of adoption. See Note 3, “Stock-Based Compensation,” for further information on the Company’s accounting for stock-based compensation.
3. Stock –Based Compensation
     As of June 30, 2006, the Company maintains a stock-based compensation plan that provides for grants of incentive stock options to employees of the Company (including officers and employee directors), as well as grants of non-qualified stock options to employees and consultants of the Company.
     Prior to January 1, 2006, the Company accounted for this plan using the fair value method of accounting for stock options under SFAS 123. Under the fair value method, compensation expense for options was measured at the grant date and was based on the value of the award as determined using the minimum value method. The expense then was recognized over the vesting period of the grant.
     Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123(R) using the prospective transition method. Accordingly, the Company has not restated prior periods. Compensation expense for all share-based payments granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     Under the Company’s stock option plan, the Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise price of these options is determined by the Company’s Board of Directors using commonly-employed valuation methods for the market in which the Company operates. Awards under the plan generally are issued with vesting terms pursuant to which a portion of the award vests over time (typically three years) and the remainder vests (typically in three tranches) based on the achievement of annual performance goals. During the three and six-month periods ended June 30, 2005, the Company granted 57,500 and 246,500 options, respectively. During the three and six-month periods ended June 30, 2006, the Company granted 112,500 options, respectively.
     The Company recognized compensation expense as a “ general and administrative expense” in its statements of operations on a ratable basis over the vesting period for each option. As of June 30, 2006, there was approximately $22,000 (whole dollars, not thousands) of total unrecognized compensation expense related to non-vested stock options which will be recognized over a weighted-average period of 9.2 years.
     The values of options exercised during the three and six-month periods ended June 30, 2006 and 2005 were not significant. The total cash received from the exercise of stock options was approximately $10,000 (whole dollars, not thousands) and $0 for the six month periods ended June 30, 2006 and 2005, respectively, and is classified as cash flows from financing activities. Prior to the adoption of SFAS 123(R), the Company was required to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the Company to classify cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The Company did not have any excess tax benefits for the six-month periods ended June 30, 2006 and 2005.
     The fair values of the options granted during the six-month period ended June 30, 2006 and 2005 were estimated on the dates of the grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	June 30, 2006	June 30, 2005
Risk free interest rate	4.32%	4.07%
Expected dividend yield	0%	0%
Expected lives	6 years	6 years
Expected volatility	54%	0%
Weighted-average fair value of options granted	$0.09	$0.09

     The risk-free interest rate for the periods within the expected life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of an option is based on historical exercises and terminations of options. We have estimated the expected life of options granted to be six years. The expected dividend yield is 0% and since the Company’s common stock is not publicly traded, the expected volatility for the grants is determined by using average volatilities of comparable public companies within the market in which the Company operates.
     Changes in outstanding options are as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life
Outstanding as of December 31, 2005	1,570,157	$1.64	7.80 yrs
Forfeited in three-months ended March 31, 2006	117,194	$1.33
Exercised in three-months ended March 31, 2006	4,614
Outstanding as of March 31, 2006	1,448,349	$1.66	7.48 yrs
Forfeited in three-months ended June 30, 2006	30,320	$1.99
Granted in three-months ended June 30, 2006	112,500	$1.00
Outstanding as of June 30, 2006	1,530,529	$1.61	7.40yrs
Options vested at June 30, 2006	1,011,080	$1.88
Options exercisable at June 30, 2006	1,011,080	$1.88
Options available for grant at June 30, 2006	856,557
4. Acquisitions
     Scott Publishing
     In April 2005, the Company acquired all of the outstanding shares of capital stock of Scott Publishing, Inc. d/b/a Personal Best® Communications, Inc. (“Scott Publishing”). The Company reported the acquisition using the purchase method of accounting and the acquired business has been included in our Medical Education segment since completion of the acquisition. Scott Publishing creates employee wellness newsletters, calendars and web-based products that provide information and guidance on individual and family issues related to health, wellness, nutrition, and safety. The Company acquired Scott Publishing to extend its wellness product offerings. To acquire Scott Publishing the Company paid $3.1 million in cash to the prior owners, and paid an additional $0.3 million and $0.4 million, respectively, to retire Scott Publishing’s existing debt obligations and to cover acquisition costs. The Company received $0.1 million in cash on hand, resulting in a net acquisition cost of $3.6 million. The net cost exceeded the fair value of net assets acquired, resulting in goodwill of $1.9 million.
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

     CMEinfo
          In June 2005, the Company acquired all of the outstanding shares of capital stock of CMEinfo.com, Inc. (“CMEinfo”). The Company reported the acquisition using the purchase method of accounting, and the acquired business has been included in our Medical Education segment since completion of the acquisition. CMEinfo publishes self-study continuing medical education (“CME”) courses. The Company acquired CMEinfo to increase the scope of its CME product offerings. To acquire CMEinfo, the Company paid $7.2 million in cash to the prior owners, and paid an additional $0.1 million and $1.4 million, respectively, to retire CMEinfo’s existing debt obligations and to cover acquisition costs. The $7.2 million in cash paid to the prior owners included $1.7 million that was placed in an escrow account to cover revenue shortfalls and indemnification obligations. Thereafter, the Company recorded a

$1.0 million receivable in the fourth quarter of 2005. During the quarter ended June 30, 2006, the Company received $1.0 million from the escrow due to CMEinfo’s failure to meet revenue projections. The net acquisition cost of $7.6 million exceeded the fair value of net assets acquired, resulting in goodwill of $2.4 million.
     The preliminary acquisition accounting for CMEinfo was updated to reflect certain changes made to assets, liabilities and intangible balances between the acquisition date and the quarter ended June 30, 2006. The purchase accounting for CMEinfo was finalized in the quarter ended June 30, 2006.
     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as a result of the acquisition:

As of June 15,
2005
Working capital, net (excluding cash acquired)	$(168)
Pre-publication costs	890
Property and equipment	60
Intangibles	4,420

Net assets acquired	5,202
Goodwill recorded	2,359

Net cost	$7,561

     Pro-forma statements of operations are not presented for CMEinfo and Scott Publishing, as the effects of these acquisitions are not material to the Company’s consolidated financial statements.
5. Inventory
     Inventory consists of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$1,527	$1,059
Work-in-process	877	716
Finished goods	24,321	23,278

	26,725	25,053
Allowance for obsolescence	3,042	2,749

Inventory, net	$23,683	$22,304

6. Pre-publication Costs
     Pre-publication costs consist of the following:

	June 30,	December 31,
	2006	2005
Pre-publication costs	$92,820	$89,557
Less accumulated amortization	46,548	46,716

Pre-publication costs, net	$46,272	$42,841

     Amortization of pre-publication costs for the three-month periods ended June 30, 2006 and 2005 was $4.1 million and $3.1 million, respectively. Amortization of pre-publication costs for the six-month periods ended June 30, 2006 and 2005 was $8.4 million and $6.0 million, respectively.
     As of June 30, 2006 the Company completed an impairment test of its pre-publication assets in its K-12 Supplemental Education segment which consists of Sundance/Newbridge as indications of impairment existed due to declines in revenues and operating profits. The fair value of the pre-publication assets was tested at a series level and the fair values of certain series, based on a discounted cash flow analysis, were below the unamortized cost basis, resulting in a $0.1 million impairment charge that was recorded to amortization of pre-publication costs for the period.

7. Dispositions
          Chelsea House Publishers
     In August 2005, the Company sold all the assets that comprised its Chelsea House Publishers business, the financial results of which were previously reported within the Company’s K-12 Supplemental Education segment. Management believes that the sale of this business allowed the Company to focus on market segments with more attractive growth opportunities. Chelsea House Publishers created and published hard-cover, non-fiction books for children and young adults that were sold to public and school libraries located throughout the United States. As of June 30, 2005, based on negotiations regarding the disposition of Chelsea House Publishers it was clear that the fair value of the assets to be sold, less the liabilities to be assumed, was less than the current net book value of such assets. The Company adjusted the carrying amounts of the assets and liabilities of Chelsea House Publishers to reflect a $3.2 million impairment of pre-publication costs. This loss was presented as a component of operating income for Chelsea House Publishers. The results of operations of Chelsea House Publishers have been classified as discontinued operations in the accompanying unaudited consolidated financial statements for all periods presented.
     The operating results of Chelsea House Publishers for the three and six-month periods ended June 30, 2005 were as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Revenue	$3,126	$5,328
Cost of goods sold	806	1,716
Marketing and sales	741	1,304
Fulfillment and distribution	267	529
General and administrative	212	655
Amortization of pre-publication costs	3,964	4,764
Depreciation expense	28	59

Loss from operations	$(2,892)	$(3,699)

     As a result of the sale of Chelsea House Publishers, the Company realized gross proceeds of $9.0 million, which consisted of $8.5 million in cash and $0.5 million that was placed in an escrow that was released to the Company in February 2006. The Company recorded a loss of $0.9 million on the sale during the fiscal year 2005, resulting from accruals for disposal costs consisting primarily of accrued lease costs and severance, which is presented as a loss on disposal of discontinued operations. At June 30, 2006, there was $0.1 million of this accrual remaining. The carrying amounts of Chelsea House Publishers’ assets and liabilities as of August 8, 2005 were as follows:

August 8, 2005
Assets and liabilities:
Working capital, net (excluding cash)	$4,904
Pre-publication costs, net	3,897
Property and equipment, net	156

Net assets on date of sale	$8,957

Calculation of loss on sale:
Proceeds	$9,000
Less: book value of net assets sold	(8,957)

43
Less: accrued transaction costs	(935)

Loss on disposal of Chelsea House Publishers	$(892)

     8. Goodwill
     Goodwill and other intangible assets with indefinite lives were tested for impairment as of October 1, 2005, as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Using the discounted cash flow method to estimate fair value, the Company concluded that none of its goodwill was impaired at such date. At June 30, 2006 an indication of impairment existed in the Company’s K-12 Supplemental Education segment which consists of Sundance/Newbridge due to decline in revenues and operating profits and increased and unanticipated competition. Based on this indication of impairment, an impairment test was performed and the Company recorded a $24.4 million impairment charge to Income from Operations for its K-12 Supplemental Education Segment. The impairment test is a two step process. First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill as calculated is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. For purposes of estimating the fair value of the reporting unit the Company used multiples of revenue and EBITDA. The Company will continue to test the goodwill of each of its reporting units annually, and more frequently if impairment indicators exist.
     A summary of the change in the Company’s goodwill for the six-month period ended June 30, 2006 is as follows:

Goodwill, December 31, 2005	$169,424
CMEinfo acquisition	126
Goodwill impairment charge	(24,393)

Goodwill, June 30, 2006	$145,157

     The full value assigned to goodwill for the Scott Publishing and CMEinfo acquisitions will not be deductible for income tax purposes as each of these acquisitions were treated as a stock purchase for tax purposes.
9. Intangibles
     Intangible assets consist primarily of customer relationships, non-compete agreements and trademarks. Intangible assets with finite lives are amortized on a straight-line basis to expense over their useful lives of three to ten years. The Company reassesses the estimated remaining useful lives of these assets in accordance with SFAS 142 and has determined that such estimated lives are appropriate. A summary of intangible assets is as follows:

		As of	As of
Definite Life Assets	Lives	June 30, 2006	December 31, 2005
Customer list	10 years	$23,240	$23,240
Non-compete agreements	3-5 years	1,900	1,900
Other	5 years	190	179

		25,330	25,319
Less: accumulated amortization		(4,561)	(3,196)

		20,769	22,123
Trademarks	Indefinite	4,812	4,811

Net intangible assets		$25,581	$26,934

     Amortization expense for the three-months ended June 30, 2006 and 2005 was $0.7 million and $0.6 million, respectively. Amortization expense for the six-months ended June 30, 2006 and 2005 was $1.4 million and $1.2 million, respectively.
     Accumulated amortization by asset class as of June 30, 2006 was $3.9 million for customer lists, $0.5 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2005 was $2.7 million for customer lists, $0.3 million for non-compete agreements and $0.1 million for other intangible assets.
     Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the next five years is as follows :

Total
Amortization of intangibles:
Remainder of 2006	$1,365
2007	2,725
2008	2,719
2009	2,663
2010 and thereafter	11,297

$20,769

10. Restructuring Charges
     During the first quarter of 2006, the Company initiated a restructuring project under which it consolidated the Iowa-based warehousing, customer service and order fulfillment functions of its Buckle Down Publishing business with the existing Northborough, Massachusetts Shared Service facility. The objective of the warehouse consolidation was to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. The restructuring project resulted in costs associated with the severance of seven employees based in Iowa, the movement of inventory to the new facility and net lease payments which are being made through the end of the lease term. The Company completed the restructuring process during the second quarter of 2006 and incurred a total restructuring charge of approximately $0.4 million in connection with this effort.
     The cost of the restructuring activity by type of cost for the six-month period ended June 30, 2006 is as follows:

	Warehouse and Order Fulfillment Consolidation
		Lease
	Severance and	terminations	Relocation	Total
	related	costs	and other	Consolidation
Amount expected to be incurred	$65	$180	$162	$407

Accrued restructuring liability as of December 31, 2005	—	—	—	—
Restructuring expense	13	—	121	134
Cash paid	(13)	—	(89)	(102)

Accrued restructuring liability as of March 31, 2006	—	—	32	32

Restructuring expense	52	180	41	273
Cash paid	(43)	(24)	(72)	(139)

Accrued restructuring liability as of June 30, 2005	$9	$156	$1	$166

     Restructuring activity for the three and six-months ended June 30, 2006 was related to Buckle Down Publishing, and is therefore, reported within the Test-prep and Intervention segment.
11. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Current income tax expense:
Foreign	$24	$88	$180	$217

Total	24	88	180	217
Deferred income tax expense:
U.S. Federal	(4,615)	—	(3,214)	—

Total	(4,615)	—	(3,214)	—
Total provision for income taxes	$(4,591)	$88	$(3,034)	$217
     Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.1 million and $0.3 million for the three-month periods ended June 30, 2006 and 2005, respectively and $0.6 million and $0.7 million for the six-month periods ended June 30, 2006 and 2005, respectively.
     The $4.6 million credit to deferred income tax expense for the three-month period ended June 30, 2006 is primarily due to a reduction in deferred tax liabilities resulting from the goodwill impairment charge at Sundance/Newbridge. The income tax provision adjustment for the goodwill impairment charge is offset slightly by increases in the valuation allowance on deferred tax assets for both the three and six-month periods ended June 30, 2006. Management is uncertain when the Company will realize the benefits of such assets and has accordingly provided for a full valuation allowance.
     In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon facts and circumstances known. The Company’s effective rate is based on expected pretax loss, statutory tax rates, changes in the deferred tax asset valuation allowance and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. A reconciliation of the statutory Federal income tax rate to the effective rate for the six-month periods ended June 30, 2006 and 2005, respectively, is as follows:

	Six Months Ended
	June 30,
	2006	2005
Statutory rate	34%	34%
State and local income taxes (net of federal benefit)	6%	6%
Change in valuation allowance	(13)%	(0)%
Non-deductible interest expense	(18)%	(39)%
Other	(2)%	(3)%

Effective tax rate	7%	(2)%

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
     The Facility matures on May 20, 2008 and is secured by a first lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The Facility contains customary restrictive covenants and financial ratio requirements. Borrowings under the Facility bear interest at variable rates based on LIBOR plus an applicable spread. The Facility has been amended periodically to allow for acquisitions and to amend and/or waive compliance with certain financial ratio requirements. As of June 30, 2006, the Company had not drawn any amounts on the Facility and our available borrowing capacity under the Facility, as limited by our financial covenant ratios, was $21.4 million.
     The First Term Loan matures on August 20, 2008, is subordinate to the Facility and is secured by a second lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The First Term Loan contains customary restrictive covenants and debt incurrence tests. The First Term Loan bears interest at a variable rate based on the Eurodollar (subject to a 2% floor), plus an applicable margin based on a graduated rate schedule. As of June 30, 2006, the effective interest rate on all borrowings under the First Term Loan was 9.67%. Beginning on November 15, 2003 and continuing through maturity, the Company is required to make principal payments on the First Term Loan of $250,000 per quarter.
     The Senior Notes mature on August 15, 2011, and are subordinate to the Facility and the Term Loans (as defined below). The Senior Notes contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004.
     On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders with, the original Senior Notes. In connection with the issuance of the additional Senior Notes, Haights Cross entered into a new $30.0 million Senior Secured Term Loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. As of June 30, 2006, the effective interest rate on all borrowings under the Second Term Loan was 8.67%. As of June 30, 2006, the Company had $170.0 million aggregate principal amount of outstanding Senior Notes and $126.8 million aggregate principal amount of indebtedness outstanding under the Term Loans.
     The Facility, the Term Loans and the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 17.)

     12 1/2% Senior Discount Notes
     On February 2, 2004, Haights Cross Communications issued $135.0 million aggregate principal amount at maturity of its 12 1/2% Senior Discount Notes due 2011 (the “Senior Discount Notes”), for which it received net proceeds of $73.7 million. The Senior Discount Notes mature on August 15, 2011, with each Senior Discount Note having an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, after which the Company will be required to make cash interest payments every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications and rank equally with all of Haights Cross Communications’ existing and future unsecured senior indebtedness and are senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of Haights Cross Communications’ existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The Senior Discount Notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Facility, the Term Loans and the Senior Notes. The Company can redeem the Senior Discount Notes on or after February 15, 2008 and, prior to February 15, 2007, may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with net cash proceeds from certain equity offerings. The Senior Discount Notes contain customary restrictive covenants and debt incurrence tests.
          The following table is a summary of the Company’s current outstanding debt as of June 30, 2006 (in thousands):

					Interest Rate	Book Value
				Premium	as of	as of
	Issuance	Due	Face	(Discount)	June 30,	June 30,
Instrument:	Date	Date	Amount	at issuance	2006	2006
Haights Cross:
Senior secured term loan	08/20/03	08/15/08	$100,000	—	9.67%	$97,250
Senior secured term loan	12/10/04	08/15/08	$30,000	—	8.67%	29,550

						$126,800

11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	32,389

						$172,389

Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$98,662
Series B preferred (See Note 13)	12/10/99	12/10/11	$50,006	$(3,410)	16.0%	138,016

Total debt						$535,867

     The following table shows the required future repayments under the Company’s current financing arrangements as of June 30, 2006 (in thousands):

2006	$1,300
2007	1,300
2008	124,200
2009	—
Thereafter	445,032

Total	571,832
Less: Unamortized discounts and other	(35,965)

$535,867

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
     On January 22, 2004, DLJ Merchant Banking Partners II, L.P. and its affiliates (the “DLJ Parties”) sold substantially all of their shares of Preferred B and warrants to purchase Preferred A and Common Stock to third parties. In connection with the sale of shares and warrants by the DLJ Parties, (i) the terms of the Preferred B were amended to clarify that unpaid cash dividends would accrue on a quarterly compounded basis, and (ii) an investor’s agreement among the Company and the DLJ Parties was amended to eliminate the DLJ Parties’ board designation right and related director approval rights, and the DLJ Parties’ board designee resigned from the Company’s board of directors. In consideration for the amendment to the terms of the Preferred B, the DLJ Parties returned to the Company for cancellation 104,770 shares of Preferred B with an aggregate liquidation value of $5,000,000, warrants to purchase 778 shares of Preferred A with a carrying value of $778,000 and warrants to purchase 743,148 shares of Common Stock. In connection with the return and cancellation of the Preferred B shares, the Company reversed $0.2 million of discount and fees representing the pro rata portion of the unamortized discount and issuance costs of the Preferred B, resulting in a net deferred gain of $5.6 million which is being amortized against interest expense over the remaining term of the Preferred B.
     On February 2, 2004, the Company repurchased 295,000 outstanding shares of Preferred B at a price equal to 99% of their aggregate liquidation value, or $14.1 million. In connection with this repurchase, warrants to purchase 467 shares of the Company’s Preferred A with a liquidation value of $0.5 million and warrants to purchase 451,666 shares of the Company’s Common Stock were returned to the Company for cancellation. In connection with the repurchase of the Preferred B shares, the Company reversed $0.5 million of discount and fees representing the pro rata portion of the Preferred B unamortized discount and issuance costs. The resulting gain of $0.1 million was recorded and included in other income.
     The Preferred B has a liquidation value of $25 per share, plus any accrued but unpaid dividends. Prior to January 1, 2005, the Preferred B accrued quarterly cumulative dividends at an annual rate of 16%, which dividends were added to its carrying value. Beginning January 1, 2005, such dividends became payable quarterly in cash. Under the terms of the Preferred B, if the Company fails to pay four consecutive or six quarterly cash dividends for any reason, the holders of the Preferred B are entitled to elect one director to serve on the Company’s Board of Directors. The Company has failed to pay any such cash dividends and, effective January 20, 2006, the holders of the Preferred B elected, by written consent, Eugene I. Davis to serve on the Company’s Board of Directors. As of June 30, 2006, the Company had accrued $29.4 million for unpaid cash dividends, but has elected not to pay cash dividends because the Company is restricted from paying such dividends by the terms of the indenture for its Senior Discount Notes.
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
     The Company has 30,000,000 shares of common stock authorized for issuance. As of June 30, 2006, the Company had 20,012,914 shares issued and outstanding, including 4,614 shares issued due to the exercise of stock options during the six-month period ended June 30, 2006, 2,387,086 shares reserved for the issuance upon the exercise of stock options granted under the Company’s stock option plan and 2,139,047 shares reserved for the conversion of Common Warrants.
     We are a party to a registration rights agreement with certain of our holders of common stock, pursuant to which we have granted those persons or entities the right to register shares of common stock held by them under the Securities Act of 1933, as amended (the “Securities Act”). The holders of these rights are entitled to demand that we register their shares of common stock under the Securities Act. These holders are also entitled to “piggyback” registration rights in which they may require us to include their shares of common stock in future registration statements that we may file, either for our own account or for the account of other security holders exercising registration rights. In addition, after our initial public offering, certain of these holders have the right to request that their shares of common stock be registered on a Form S-3 registration statement so long as the anticipated aggregate sales price of such registered shares as of the date of filing of the Form S-3 registration statement is at least $0.5 million. The foregoing registration rights are subject to various conditions and limitations, including the right of underwriters of an offering to limit the number of registrable securities that may be included in an offering. The registration rights terminate as to any particular stockholder on the date on which the holder may sell all of his or its shares pursuant to Rule 144(k) under the Securities Act. We are generally required to bear all of the expenses of these registrations, except underwriting commissions, selling discounts and transfer taxes.
14. Commitments
     From time to time, the Company is involved in litigation that it considers to be ordinary routine litigation incidental to our business. We are not presently involved in any legal proceedings that we expect, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

15. Comprehensive Loss
     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
Net loss	$(27,247)	$(5,482)	$(40,051)	$(14,651)
Foreign currency translation adjustment	(106)	11	123	(50)

Comprehensive Loss	$(27,353)	$(5,471)	$(39,928)	$(14,701)

16. Segment Reporting
     The Company’s operating segments are regularly reviewed by the chief operating decision maker for purposes of allocating resources and assessing performance.
     The Company's financial reporting is organized into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education. The results of operations of Chelsea House Publishers, which was divested in the third quarter of 2005, have been eliminated from the K-12 Supplemental Education segment for all periods presented.
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
     The results of operations and other data for the four reporting segments and corporate for the three-month and six-month periods ending June 30, 2006 and 2005 are as follows:

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Three Months Ended June 30, 2006 (unaudited)
Revenue	$11,444	$18,255	$20,375	$6,825	$—	$56,899
Cost of good sold	3,280	3,873	7,263	2,017	—	16,433
Marketing and sales	4,076	4,344	3,827	2,291	—	14,538
Fulfillment and distribution	1,003	1,301	1,525	786	—	4,615
General and administrative	897	1,847	1,606	828	1,546	6,724
Restructuring charges	—	273	—	—	—	273
Amortization of pre-publication costs	1,062	1,591	1,162	256	—	4,071
Goodwill impairment charge	24,393	—	—	—	—	24,393
Depreciation expense and amortization of intangibles	207	696	205	245	16	1,369

Income (loss) from operations	$(23,474)	$4,330	$4,787	$402	$(1,562)	$(15,517)

Interest expense	$706	$3,582	$1,393	$1,109	$9,340	$16,130
Capital expenditures — property and equipment	127	113	137	133	2	512
Capital expenditures — pre- publication costs	1,122	3,338	1,481	249	—	6,190
Goodwill	—	60,906	64,513	19,738	—	145,157
Total assets	29,575	126,092	103,241	38,950	74,399	372,257

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Three Months Ended June 30, 2005 (unaudited)
Revenue	$14,652	$16,124	$20,249	$5,636	$—	$56,661
Cost of good sold	3,809	3,313	7,215	1,609	—	15,946
Marketing and sales	3,440	4,256	3,618	1,632	—	12,946
Fulfillment and distribution	1,194	1,022	1,289	611	—	4,116
General and administrative	693	1,657	1,482	765	1,610	6,207
Amortization of pre-publication costs	1,020	1,023	995	98	—	3,136
Depreciation expense and amortization of intangibles	182	598	176	130	46	1,132

Income (loss) from operations	$4,314	$4,255	$5,474	$791	$(1,656)	$13,178

Interest expense	$771	$3,271	$1,545	$822	$8,664	$15,073
Capital expenditures — property and equipment	183	216	49	113	43	604
Capital expenditures — pre- publication costs	1,289	3,866	1,177	146	—	6,478
Goodwill	24,393	60,894	64,513	21,236	—	171,036
Total assets	53,900	122,463	99,732	38,359	85,271	399,725

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Six Months Ended June 30, 2006 (unaudited)
Revenue	$19,384	$36,065	$39,119	$13,821	$—	$108,389
Cost of good sold	5,424	7,481	14,010	4,278	—	31,193
Marketing and sales	7,525	9,669	7,579	4,527	—	29,300
Fulfillment and distribution	1,895	2,565	3,019	1,544	—	9,023
General and administrative	1,948	3,909	3,144	1,707	3,076	13,784
Restructuring charges	—	407	—	—	—	407
Amortization of pre-publication costs	2,475	3,048	2,329	558	—	8,410
Goodwill impairment charge	24,393	—	—	—	—	24,393
Depreciation expense and amortization of intangibles	420	1,392	406	469	35	2,722

Income (loss) from operations	$(24,696)	$7,594	$8,632	$738	$(3,111)	$(10,843)

Interest expense	$1,369	$7,095	$2,810	$2,208	$18,483	$31,965
Capital expenditures — property and equipment	272	240	959	211	3	1,685
Capital expenditures — pre- publication costs	2,747	5,950	2,661	437	—	11,795
Goodwill	—	60,906	64,513	19,738	—	145,157
Total assets	29,575	126,092	103,241	38,950	74,399	372,257

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Six Months Ended June 30, 2005 (unaudited)
Revenue	$23,853	$29,746	$39,708	$9,720	$—	$103,027
Cost of good sold	6,122	6,264	14,649	2,741	—	29,776
Marketing and sales	6,543	8,759	7,238	3,055	—	25,595
Fulfillment and distribution	2,157	1,909	2,534	1,078	—	7,678
General and administrative	1,519	3,438	2,859	1,460	3,024	12,300
Amortization of pre-publication costs	1,931	1,940	1,973	196	—	6,040
Depreciation expense and amortization of intangibles	362	1,328	360	202	88	2,340

Income (loss) from operations	$5,219	$6,108	$10,095	$988	$(3,112)	$19,298

Interest expense	$4,123	$6,460	$3,181	$1,487	$13,558	$28,809
Capital expenditures — property and equipment	353	485	128	300	53	1,319
Capital expenditures — pre- publication costs	3,498	4,483	2,520	292	—	10,793
Goodwill	24,393	60,894	64,513	21,236	—	171,036
Total assets	53,900	122,463	99,732	38,359	85,271	399,725
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
     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended June 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$56,899	$—	$56,899
Costs and expenses	125	1,437	70,854	—	72,416

Loss from operations	(125)	(1,437)	(13,955)	—	(15,517)
Equity in the income (loss) of subsidiaries	(23,458)	(22,242)	—	45,700	—
Loss from discontinued operations	—	15	—	—	15
Other expenses (income)	3,664	(236)	8,287	—	11,715

Net (loss) income	$(27,247)	$(23,458)	$(22,242)	$45,700	$(27,247)

	Three Months Ended June 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$56,661	$—	$56,661
Costs and expenses	—	1,655	41,828	—	43,483

(Loss) income from operations	—	(1,655)	14,833	—	13,178
Equity in the income (loss) of subsidiaries	1,741	2,243	—	(3,984)	—
Loss (income) from discontinued operations	—	(5)	2,892	—	2,887
Other expenses (income)	7,223	(1,148)	9,698	—	15,773

Net (loss) income	$(5,482)	$1,741	$2,243	$(3,984)	$(5,482)

	Six Months Ended June 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$108,389	$—	$108,389
Costs and expenses	125	2,986	116,121	—	119,232

Loss from operations	(125)	(2,986)	(7,732)	—	(10,843)
Equity in the income (loss) of subsidiaries	(26,848)	(24,213)	—	51,061	—
Loss from discontinued operations	—	17	—	—	17
Other expenses (income)	13,078	(368)	16,481	—	29,191

Net (loss) income	$(40,051)	$(26,848)	$(24,213)	$51,061	$(40,051)

	Six Months Ended June 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$103,027	$—	$103,027
Costs and expenses	—	3,112	80,617	—	83,729

(Loss) income from operations	—	(3,112)	22,410	—	19,298
Equity in the income (loss) of subsidiaries	(476)	70	—	406	—
(Gain) loss from discontinued operations	—	(7)	3,699	—	3,692
Other expenses (income)	14,175	(2,559)	18,641	—	30,257

Net (loss) income	$(14,651)	$(476)	$70	$406	$(14,651)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of June 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets

Current assets	$3,640	$57,585	$61,499	$—	$122,724
Investment in subsidiaries	17,050	259,075	—	(276,125)	—
Long term assets	2,354	10,820	236,359	—	249,533

Total assets	$23,044	$327,480	$297,858	$(276,125)	$372,257

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$12,541	$38,418	$—	$50,959
Long term liabilities	252,176	297,889	365		550,430
Redeemable preferred stock	41,547	—			41,547
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit and other	(270,699)	17,050	259,075	(276,125)	(270,699)

Total stockholders’ deficit	(270,679)	17,050	259,075	(276,125)	(270,679)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$23,044	$327,480	$297,858	$(276,125)	$372,257

	As of December 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets

Current assets	$3,571	$65,533	$58,713	$—	$127,817
Investment in subsidiaries	43,886	278,313	—	(322,199)	—
Long term assets	2,505	12,144	258,025	—	272,674

Total assets	$49,962	$355,990	$316,738	$(322,199)	$400,491

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$13,324	$38,010	$—	$51,334
Long term liabilities	239,180	298,780	415	—	538,375
Redeemable preferred stock	39,930	—	—	—	39,930
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(229,168)	43,886	278,313	(322,199)	(229,168)

Total stockholders’ deficit	(229,148)	43,886	278,313	(322,199)	(229,148)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$49,962	$355,990	$316,738	$(322,199)	$400,491

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Six Months Ended June 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(57)	$(1,879)	$5,762	$—	$3,826
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(11,795)	—	(11,795)
Additions to property and equipment	—	(3)	(1,682)	—	(1,685)
Additions to intangible assets	—	—	(12)	—	(12)
Intercompany activity	115	(4,873)	4,758	—	—
Acquisitions, net of cash acquired	—	(93)	1,000	—	907
Proceeds form the sale of business	—	500	—	—	500
Proceeds from sale of assets	—	—	9	—	9

Net cash provided by (used in) investing activities	115	(4,469)	(7,722)	—	(12,076)
Financing activities:
Proceeds from exercise of stock options	10	—	—	—	10
Repayment of senior secured loan	—	(650)	—	—	(650)
Additions to deferred financing costs	—	(88)	—	—	(88)

Net cash provided by (used in) financing activities	10	(738)	—	—	(728)
Effect of exchange rates on cash	—	—	68	—	68
Net cash used in discontinued operations	—	(161)	—	—	(161)

Net change in cash and cash equivalents	68	(7,247)	(1,892)	—	(9,071)

Cash and cash equivalents at beginning of period	3,571	64,650	1,371	—	69,592

Cash and cash equivalents at end of period	$3,639	$57,403	$(521)	$—	$60,521

	Six Months Ended June 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations	$38	$1,040	$3,369	$—	$4,447
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(10,793)	—	(10,793)
Additions to property and equipment	—	(52)	(1,267)	—	(1,319)
Additions to intangible assets	—	—	(11)	—	(11)
Acquisitions, net of cash acquired	—	—	(11,219)	—	(11,219)
Intercompany activity	(7)	(18,853)	18,860	—	—

Net cash used in investing activities	(7)	(18,905)	(4,430)	—	(23,342)
Financing activities from continuing operations:
Proceeds from exercise of stock options	7	—	—	—	7
Repayment of senior secured term loan	—	(650)	—	—	(650)
Additions to deferred financing costs	—	(725)	—	—	(725)

Net cash provided by (used in) financing activities	7	(1,375)	—	—	(1,368)
Effect of exchange rates on cash	—	—	(50)	—	(50)
Net cash provided by(used in) discontinued operations	—	7	(1,064)	—	(1,057)

Net change in cash and cash equivalents	38	(19,233)	(2,175)	—	(21,370)

Cash and cash equivalents at beginning of period	3,460	73,940	1,181	—	78,581

Cash and cash equivalents at end of period	$3,498	$54,707	$(994)	$—	$57,211

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
     Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are: (i) our substantial leverage and indebtedness, which may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry; (ii) our history of losses, which we expect to continue; (iii) market acceptance of our new products; (iv) the seasonal and cyclical nature of sales of our products; (v) changes in funding in school systems throughout the nation, which may result in cancellations of planned purchases of our products and shifts in timing of purchases; (vi) changes in the competitive environment, including those which could adversely affect our cost of sales; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of our products; (ix) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; (x) the potential effect of a continued weak economy on sales of our products; (xi) the risk that our well-known authors will depart and write for our competitors; and (xii) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in SEC rules (including the Sarbanes-Oxley Act of 2002), listing standards (if applicable) and accounting rules.
     Information included in this report is made as of the date hereof. We undertake no obligation to update our forward-looking statements, including any financial projections we make. We do not endorse any projections regarding future performance that may be made by third parties.
Overview
     We are a leading developer and publisher of products for the K-12 supplemental education, library and medical education markets. Our products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. Our high quality products are sold primarily to schools, libraries and medical professionals and we believe we have leading positions in the three markets and four segments we serve.
•	K-12 Education:
•	K-12 Supplemental Education: We publish supplemental reading materials for the kindergarten through eighth grade, or K-8, market under the well-recognized imprints Sundance Publishing and Newbridge Educational Publishing, and we also offer non-proprietary supplemental reading and literature products for the K-12 market. During 2005, we sold the assets of our Chelsea House Publishers imprint which had previously been included within the K-12 Supplemental Education segment, and these results have been reclassified as a discontinued operation for all periods presented.

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
     Goodwill and Other Intangible Assets
     Goodwill represents the excess of the net acquisition cost over the estimated fair value of net assets acquired from purchased companies. On January 1, 2002, we adopted SFAS 142, pursuant to which intangible assets considered to have indefinite lives, such as goodwill, are not amortized to expense but are periodically evaluated for impairment at the reporting unit level. Intangible assets with finite lives continue to be amortized to expense over their useful lives.
     Under SFAS 142, goodwill and other intangible assets with indefinite lives are subject to an annual impairment test, as well as an interim test if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The goodwill impairment test is a two-step process. First, the fair value of the assets of each of our reporting units is compared to their carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is taken for the difference. For purposes of estimating the fair value of a reporting unit, we use either a discounted cash flow approach or market valuation approach.
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
     Prior to January 1, 2006, we accounted for stock options by following the fair value method under SFAS 123. Under the fair value method, compensation expense for options is measured at the grant date based on the value of the award, as determined using the minimum value option valuation model, and is recognized over the vesting period of the grant. In December 2004, the FASB issued SFAS 123 (R), which is a revision of SFAS 123. SFAS 123(R) supersedes Accounting Principal Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the effective adoption to January 1, 2006 for calendar year-end companies. The Company adopted SFAS 123 effective January 1, 2002, and will continue to apply the minimum-value method in future periods to awards outstanding prior to January 1, 2006, which is the date upon which the Company adopted SFAS 123(R). Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123(R), using the prospective transition method to account for all awards granted, modified or settled after the date of adoption. The adoption of SFAS 123(R) did not have a significant impact on our reported results of operations and financial position or our reported operating cash flows as there were only nominal stock option grants during the quarter ended June 30, 2006.
     Income Taxes
     We account for income taxes pursuant to the provisions of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting purposes and for income tax purposes. A history of generating taxable income is required in order to substantiate the recording of a net tax asset. However, because we have not yet generated taxable income, we have placed a 100% valuation allowance on our net tax benefits. We will re-evaluate the deferred tax valuation allowance based on future earnings. Our federal and state operating loss carry-forwards at December 31, 2005 were $99.8 million expiring through 2025. In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon facts and circumstances that are known.
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
Results of Operations
Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three- months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
		(In Thousands)
Revenue
K-12 Supplemental Education	$11,444	20.1%	$14,652	25.9%
Test Prep and Intervention	18,255	32.1%	16,124	28.5%
Library	20,375	35.8%	20,249	35.7%
Medical Education	6,825	12.0%	5,636	9.9%

Total Revenue	56,899	100.0%	56,661	100.0%
Cost of goods sold	16,433	28.9%	15,946	28.1%
Selling, general and administrative expenses:
Marketing and sales	14,538	25.6%	12,946	22.8%
Fulfillment and distribution	4,615	8.1%	4,116	7.3%
General and administrative expense	6,997	12.3%	6,207	11.0%

Total selling, general and administrative expenses	26,150	46.0%	23,269	41.1%
Amortization of pre-publication costs	4,071	7.2%	3,136	5.5%
Goodwill impairment charge	24,393	42.9%	—	0.0%
Depreciation / amortization of intangibles	1,369	2.3%	1,132	2.0%

(Loss) income from operations	(15,517)	(27.3)%	13,178	23.3%
Interest expense	16,130	28.3%	15,073	26.6%
Other expenses, net of interest income	176	0.3%	612	1.1%

Loss before taxes	(31,823)	(55.9)%	(2,507)	(4.4)%
Tax provision (benefit)	(4,591)	(8.0)%	88	0.2%

Loss before discontinued operations	(27,232)	(47.9)%	(2,595)	(4.6)%

Loss from discontinued operations	(15)	0.0%	(2,887)	(5.1)%

Net loss	$(27,247)	(47.9)%	$(5,482)	(9.7)%

Revenue
     Our total revenue increased $0.2 million, or 0.4%, to $56.9 million for the three-month period ended June 30, 2006 from $56.7 million for the three-month period ended June 30, 2005. The increase is primarily due to the Test-prep and Intervention segment which benefited from the release of new products and increased demand resulting from the testing requirements created by the federal government’s No Child Left Behind Act (the “NCLB Act”). The revenue increase also reflects the acquisitions of Scott Publishing in April 2005 and CMEinfo in June 2005, which are included in our financial statements prospectively from their respective date of acquisition, and are therefore only partially included in the results for the three months ended June 30, 2005.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $3.2 million, or 21.9%, to $11.4 million for the three-month period ended June 30, 2006, from $14.7 million for the three-month period ended June 30, 2005. This decline results from what we believe is a significantly more competitive market. Our Sundance/Newbridge business, which represents 100% of this segment, competes in the K-12 market for classroom materials. This market’s competitors include other supplemental educational publishers such as Harcourt Achieve and National Geographic, as well as basal textbook publishers, such as McGraw Hill and Houghton Mifflin, which are generally much larger and have greater financial resources than the Company. We believe a significant percentage of all basal textbook programs are purchased for the classroom through state-wide and state organized “adoption” processes, thus resulting in multi-million dollar textbook purchase contracts for the winning basal publisher or publishers. For a variety of reasons, including limitations on funds available for supplemental classroom materials and the favorable position that the basal publishers have for marketing their own supplemental classroom materials, a challenging competitive environment emerged in 2005 for

Sundance/Newbridge that is expected to continue throughout 2006. We are implementing both short-term initiatives and long-term investments to address this increased competition and to effect a turn-around of this business.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $2.1 million, or 13.2%, to $18.3 million for the three-month period ended June 30, 2006, from $16.1 million for the three-month period ended June 30, 2005. While operating in the same broader K-12 classroom materials market as Sundance/Newbridge, Triumph Learning and Buckle Down Publishing, publish and market test-preparation study materials to a discrete niche of this overall market. A provision of the NCLB Act required each state to implement, for the 2005-2006 school year, increased standardized testing across many grade levels. It is these state standardized tests in reading, math and science and social studies which are the subject of Triumph Learning’s and Buckle Down’s test-prep study materials. Triumph Learning and Buckle Down Publishing proactively sought to benefit from the demand created by the NCLB Act by publishing new test-prep study materials corresponding to these new tests for many but not all states. While Triumph Learning’s and Buckle Down’s pre-publication costs increased significantly during 2005, both businesses have reported exceptional sales growth since the release of new products in late 2005. Revenues for Triumph Learning and Buckle Down product lines increased $3.0 million, or 39.0%, to $10.7 million for the three-month period ended June 30, 2006 from $7.7 million for the three-month period ended June 30, 2005. We anticipate that Triumph Learning and Buckle Down will continue to benefit in 2006 from the demand created by the NCLB Act.
     Options Publishing, reflected within the Test-prep and Intervention segment focuses on publishing and marketing high-quality products for the under performing and struggling students primarily in reading and math, referred to generally as intervention products. Revenue from Options Publishing decreased $0.9 million, or 10.5%, to $7.5 million for the three-month period ended June 30, 2006 from $8.4 million for the three-month period ended June 30, 2005. We believe this decrease was due to the timing of sales of certain assessment products resulting from the release of new state tests and related new assessment products.
     Library. Revenue for the Library segment, increased $0.1 million, or 0.6%, to $20.4 million for the three- month period ended June 30, 2006, from $20.2 million for the three-month period ended June 30, 2005. The Library segment, which consists of our Recorded Books business, publishes unabridged audiobooks and other audio-based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for more than two-thirds of revenue. Revenue from the core public library channel of Recorded Books was up slightly for the second quarter 2006 while the School, Consumer and Retail channels were flat to the prior year.
     Medical Education. Revenue for the Medical Education segment increased $1.2 million, or 21.1%, to $6.8 million for the three-month period ended June 30, 2006, from $5.6 million for the three-month period ended June 30, 2005. The increase in segment revenue is primarily attributable to the product lines we acquired in connection with our acquisitions of Scott Publishing which was completed in April 2005, and CMEinfo which was completed in June 2005, which are only partially included in the results for the three-month period ended June 30, 2005. Revenue from our existing core Oakstone Medical product line decreased $0.8 million, or 23.4%, due to special subscription product deliveries in the prior year period.
Cost of Goods Sold
     Cost of goods sold increased $0.5 million, or 3.1%, to $16.4 million for the three-month period ended June 30, 2006 from $15.9 million for the three-month period ended June 30, 2005. Cost of goods sold as a percentage of revenue increased to 28.9% from 28.1% period over period, primarily due to changes in product mix and inventory obsolescence provisions.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $0.5 million, or 13.8%, to $3.3 million for the three-month period ended June 30, 2006 from $3.8 million for the three-month period ended June 30, 2005 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 28.7% from 26.0% period over period as a larger percentage of the revenue was derived from sales of distributed product which has a higher cost of inventory as well as increased inventory obsolescence provisions.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $0.6 million, or 16.9%, to $3.9 million for the three month-period ended June 30, 2006 from $3.3 million for the three-month period ended June 30, 2005 as a result of strong revenue growth for the segment period over period. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment increased to 21.2% from 20.5% period over period primarily due to inventory obsolescence provisions.

     Library. Cost of goods sold for the Library segment was $7.2 million for both the three-month periods ended June 30, 2006 and June 30, 2005, which was in line with the similar period over period revenue performances. Cost of goods sold as a percentage of revenue was 35.6% for both of the three-month periods.
     Medical Education. Cost of goods sold for the Medical Education segment increased $0.4 million, or 25.3% to $2.0 million for the three-month period ended June 30, 2006 from $1.6 million for the three-month period ended June 30, 2005. The increase is primarily related to the acquisitions of Scott Publishing and CMEinfo, both of which were acquired in the second quarter of 2005 and therefore only partially included in the results for the three-month period ended June 30, 2005. Cost of goods sold as a percentage of revenue increased to 29.6% from 28.6% period over period, primarily due to the impact of higher inventory cost of Scott Publishing products.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $2.9 million, or 12.4%, to $26.1 million for the three-month period ended June 30, 2006 from $23.3 million for the three-month period ended June 30, 2005. Selling, general and administrative expense as a percentage of revenue increased to 46.0% from 41.1%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased staffing, additional marketing and sales force related expenses, costs associated with our Scott Publishing and CMEinfo acquisitions as well as restructuring expenses related to the consolidation of the Iowa-based warehouse, customer service and order fulfillment functions of Buckle Down Publishing into our Northborough, Massachusetts facility.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment increased $0.6 million, or 12.2%, to $6.0 million for the three-month period ended June 30, 2006 from $5.3 million for the three-month period ended June 30, 2005. Selling, general and administrative expenses as a percentage of revenue increased to 52.2% from 36.4% period resulting primarily from the effect of decreased revenue on fixed expenses such as salaries, as well as investments in sales and marketing initiatives aimed at returning the business to revenue and profit growth.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $0.8 million, or 12.0%, to $7.8 million for the three-month period ended June 30, 2006 from $6.9 million for the three-month period ended June 30, 2005. The increase was primarily due to volume related increases in payroll for fulfillment and distribution and sales and marketing and an additional $0.3 million incurred in connection with the consolidation of the Iowa-based warehouse, customer service and order fulfillment functions of Buckle Down Publishing’s warehouse into the Northborough, Massachusetts facility. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment decreased to 42.5% from 43.0% period over period, reflecting operating leverage on fixed expenses resulting from the 13.2% revenue growth.
     Library. Selling, general and administrative expense for the Library segment increased $0.6 million, or 8.9%, to $7.0 million for the three-month period ended June 30, 2006 from $6.4 million for the three-month period ended June 30, 2005. Selling, general and administrative expense as a percentage of revenue increased to 34.1% from 31.6% period over period, primarily due to increased payroll and benefits costs from personnel additions and higher fulfillment costs arising from the new Recorded Books Unlimited program, whereby consumers are shipped titles that can be continually exchanged for new titles for a monthly fee.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $0.9 million, or 29.9%, to $3.9 million for the three-month period ended June 30, 2006 from $3.0 million for the three-month period ended June 30, 2005. The increase is primarily due to additional sales and marketing and fulfillment and distribution costs resulting from the 2005 acquisitions of Scott Publishing and CMEinfo which are only partially included in the results for the three-month-period ended June 30, 2005. Selling, general and administrative expense as a percentage of revenue increased to 57.2% from 53.4% period over period. The increase in selling, general and administrative expenses as a percentage of revenue is primarily due to increased sales and marketing costs and fulfillment costs which result from the additions of Scott Publishing and CMEinfo.
     Corporate. Our corporate general and administrative expense decreased $0.1 million, or 4.0%, to $1.5 million for the three-month period ended June 30, 2006 from $1.6 million for the three-month period ended June 30, 2005.

Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $0.9 million, or 29.8%, to $4.1 million for the three-month period ended June 30, 2006, from $3.1 million for the three-month period ended June 30, 2005. Investments in pre-publication activities have increased significantly over the last several years due to a greater emphasis on developing new products as well as the addition of assets obtained as a result of our acquisitions of Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo. We anticipate that the increased level of spending will continue through 2006 and amortization of pre-publication costs will continue to reflect this higher level of investment.
Goodwill Impairment Charge
     A $24.4 million goodwill impairment charge was recorded at our Sundance/Newbridge business in the quarter ended June 30, 2006. The impairment charge, representing 100% of the goodwill associated with Sundance/Newbridge, is a result of the continued decline in revenue and operating results at this business.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles increased $0.2 million to $1.4 million for the three-month period ended June 30, 2006, from $1.1 million for the three-month period ended June 30, 2005. The increase was primarily due to amortization expense from the amortizable intangible assets acquired in the Scott Publishing and CMEinfo acquisitions.
Interest Expense
     Interest expense increased $1.1 million, or 7.0%, to $16.1 million for the three-month period ended June 30, 2006 from $15.1 million for the three-month period ended June 30, 2005. This increase was due to the compounding effect of interest on our Senior Discount Notes and Preferred B. Our total outstanding debt increased from $506.3 million as of June 30, 2005 to $535.9 million as of June 30, 2006. The increase is a result of accretion on the Preferred B and amortization of the discount on our Senior Discount Notes, offset slightly by principal payments on our Term Loans.
     Cash interest expense was $8.0 million for both the three-month periods ended June 30, 2006 and June 30, 2005. The average interest rate increased to 9.23% for the three-month period ended June 30, 2006 from 7.30% for the three-month period ended June 30, 2005. Our cash interest bearing outstanding debt was $299.2 million as of June 30, 2006 compared to $301.0 million as of June 30, 2005.
     Interest expense consists of the following:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Interest expense:
Senior secured term loans	$2,896	$2,880
11 3/4% senior notes	4,994	4,994
12 1/2% senior discount notes – non-cash	2,949	2,612
Series B senior preferred stock – non-cash	5,224	4,520
Other	90	76

Total interest expense	16,153	15,082
Less: capitalized interest	(23)	(9)

Net Interest expense	$16,130	$15,073

     As of June 30, 2006 the company had $126.8 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 8.67% and 9.67%. The average interest rate on the Term Loans was 9.23% for the three-month period ended June 30, 2006.

Discontinued Operations
     We disposed of our Chelsea House Publishers business on August 9, 2005 and its results of operations have been presented as a discontinued operation for all periods presented. Chelsea House Publishers reported an operating loss of $2.9 million for the three-month period ended June 30, 2005. There were no other significant items reported in discontinued operations for the three-month period ended June 30, 2006 or the three-month period ended June 30, 2005.
Provision for Income Taxes
     The provision for income taxes was a benefit of $4.6 million for the three-month period ended June 30, 2006 compared to a $0.1 million expense for the three-month period ended June 30, 2005. The income tax benefit for the three-month period ended June 30, 2006 primarily reflects the impact on deferred taxes of the goodwill impairment charge at Sundance/Newbridge. A current income tax expense of $0 and $0.1 million was recorded for the three-month periods ended June 30, 2006 and June 30 2005, respectively. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $0.1 million and $0.3 million for the three-month periods ended June 30, 2006 and 2005, respectively.
Net Loss
     Net loss for the three-month period ended June 30, 2006 was $27.2 million compared to $5.5 million for the three-month period ended June 30, 2005. This increase in net loss was primarily due to a $27.8 million decline in operating income at Sundance/Newbridge which includes the $24.4 goodwill impairment charge. The decline was partially offset by the $4.6 million benefit to the tax provision and the $2.9 million decline in loss from discontinued operations.
Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006		2005
	(In Thousands)
Revenue
K-12 Supplemental Education	$19,384	17.9%	$23,853	23.2%
Test Prep and Intervention	36,065	33.3%	29,746	28.9%
Library	39,119	36.1%	39,708	38.5%
Medical Education	13,821	12.7%	9,720	9.4%

Total Revenue	108,389	100.0%	103,027	100.0%
Cost of goods sold	31,193	28.8%	29,776	28.9%
Selling, general and administrative expenses:
Marketing and sales	29,300	27.0%	25,595	24.8%
Fulfillment and distribution	9,023	8.3%	7,678	7.5%
General and administrative expense	14,191	13.1%	12,300	11.9%

Total selling, general and administrative expenses	52,514	48.4%	45,573	44.2%
Amortization of pre-publication costs	8,410	7.8%	6,040	5.9%
Goodwill impairment charge	24,393	22.5%	—	0.0%
Depreciation / amortization of intangibles	2,722	2.5%	2,340	2.3%

(Loss) income from operations	(10,843)	(10.0)%	19,298	18.7%
Interest expense	31,965	29.5%	28,809	28.0%
Other expenses, net of interest income	260	0.2%	1,231	1.1%

Loss before taxes	(43,068)	(39.7)%	(10,742)	(10.4)%
Tax provision (benefit)	(3,034)	(2.8)%	217	0.2%

Loss before discontinued operations	(40,034)	(36.9)%	(10,959)	(10.6)%
Loss from discontinued operations	(17)	0.0%	(3,692)	(3.6)%

Net loss	$(40,051)	(36.9)%	$(14,651)	(14.2)%

Revenue
     Our total revenue increased $5.4 million, or 5.2%, to $108.4 million for the six-month period ended June 30, 2006 from $103.0 million for the six-month period ended June 30, 2005. The increase is primarily due to the Test-prep and Intervention segment which benefited from the release of new products and increased demand resulting from the testing requirements created by the federal government’s No Child Left Behind Act (the “NCLB Act”). The revenue increase also reflects the acquisitions of Scott Publishing in April 2005 and CMEinfo in June 2005, which are included in our financial statements prospectively from their respective date of acquisition, and are therefore only partially included in the results for the six months ended June 30, 2005. The growth in the Test-prep and Intervention and Medical Education segments was offset significantly by declines in the K-12 Supplemental Education and Library segments.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $4.5 million, or 18.7%, to $19.4 million for the six-month period ended June 30, 2006, from $23.9 million for the six-month period ended June 30, 2005. The decline in revenue for the six month period ended June 30, 2006 is attributed to the significantly more competitive market noted previously.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $6.3 million, or 21.2%, to $36.1 million for the six-month period ended June 30, 2006, from $29.7 million for the six-month period ended June 30, 2005. Revenues for Triumph Learning and Buckle Down , our state-specific test-prep publishers, accounted for all of the segment growth for the period with an increase of $6.3 million, or 35.9%, to $23.8 million for the six-month period ended June 30, 2006 from $17.5 million for the six-month period ended June 30, 2005. We anticipate that Triumph Learning and Buckle Down will continue to benefit in 2006 from the demand created by the NCLB Act.
     Options Publishing, reflected within the Test-prep and Intervention segment focuses on publishing and marketing high-quality products for the under performing and struggling students primarily in reading and math, referred to generally as intervention products. Revenue from Options Publishing was $12.2 million for both of the six month periods ended June 30, 2006 and 2005.
     Library. Revenue for the Library segment, decreased $0.6 million, or 1.5%, to $39.1 million for the six- month period ended June 30, 2006, from $39.7 million for the six-month period ended June 30, 2005. Revenue from the core public library channel of Recorded Books was flat to the prior period and was offset by declines in revenue from our Pimsleur language series.
     Medical Education. Revenue for the Medical Education segment increased $4.1 million, or 42.2%, to $13.8 million for the six-month period ended June 30, 2006, from $9.7 million for the six-month period ended June 30, 2005. The increase in segment revenue is primarily attributable to the product lines we acquired in connection with our acquisitions of Scott Publishing which was completed in April 2005, and CMEinfo which was completed in June 2005, which are only partially included in the results for the six-month period ended June 30, 2005. Revenue from our existing core Oakstone Medical product line decreased $0.6 million, or 10.4%, due to special subscription product deliveries in the prior year period.
Cost of Goods Sold
     Cost of goods sold increased $1.4 million, or 4.8%, to $31.2 million for the six-month period ended June 30, 2006 from $29.8 million for the six-month period ended June 30, 2005, reflecting the 5.2% revenue growth. Cost of goods sold as a percentage of revenue decreased to 28.8% from 28.9% period over period.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $0.7 million, or 11.4%, to $5.4 million for the six-month period ended June 30, 2006 from $6.1 million for the six-month period ended June 30, 2005 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 28.0% from 25.7% period over period as a larger percentage of the revenue was derived from sales of distributed product which has a higher cost of inventory as well as increased inventory obsolescence provisions.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $1.2 million, or 19.4%, to $7.5 million for the six month-period ended June 30, 2006 from $6.3 million for the six-month period ended June 30, 2005 as a result of the corresponding revenue growth for the segment period over period. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 20.7% from 21.1% period over period.

     Library. Cost of goods sold for the Library segment decreased $0.6 million, or 4.4% to $14.0 million for the six-month period ended June 30, 2006 from $14.6 million for the six-month period ended June 30, 2005, primarily reflecting the decrease in revenue. Cost of goods sold as a percentage of revenue decreased to 35.8% from 36.9%, period over period, primarily due to changes in revenue mix.
     Medical Education. Cost of goods sold for the Medical Education segment increased $1.5 million, or 56.0% to $4.3 million for the six-month period ended June 30, 2006 from $2.7 million for the six-month period ended June 30, 2005. The increase is primarily related to the acquisitions of Scott Publishing and CMEinfo, both of which were acquired in the second quarter of 2005 and therefore only partially included in the results for the six-month period ended June 30, 2005. Cost of goods sold as a percentage of revenue increased to 31.0% from 28.2% period over period, primarily due to the impact of higher inventory cost of Scott Publishing products.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $6.9 million, or 15.2%, to $52.5 million for the six-month period ended June 30, 2006 from $45.6 million for the six-month period ended June 30, 2005. Selling, general and administrative expense as a percentage of revenue increased to 48.4% from 44.2%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased staffing, additional marketing and sales force related expenses, costs associated with our Scott Publishing and CMEinfo acquisitions as well as expenses related to the consolidation of the Iowa-based warehouse, customer service and order fulfillment functions of Buckle Down Publishing into our Northborough, Massachusetts facility.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment increased $1.1 million, or 11.2%, to $11.4 million for the six-month period ended June 30, 2006 from $10.2 million for the six-month period ended June 30, 2005. Selling, general and administrative expenses as a percentage of revenue increased to 58.6% from 42.8% period over period, resulting primarily from the effect of decreased revenue on fixed expenses such as salaries, as well as investments in sales and marketing initiatives aimed at returning the business to revenue and profit growth.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $2.4 million, or 17.3%, to $16.6 million for the six-month period ended June 30, 2006 from $14.1 million for the six-month period ended June 30, 2005. The increase was primarily due to volume related increases in payroll for fulfillment and distribution and sales and marketing and an additional $0.4 million restructuring and incurred in connection with the consolidation of the Iowa-based warehouse, customer service and order fulfillment functions of Buckle Down Publishing’s warehouse into the Northborough, Massachusetts facility. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment decreased to 45.9% from 47.4% period over period, due to the impact of the growth in revenue on fixed costs.
     Library. Selling, general and administrative expense for the Library segment increased $1.1 million, or 8.8%, to $13.7 million for the six-month period ended June 30, 2006 from $12.6 million for the six-month period ended June 30, 2005. Selling, general and administrative expense as a percentage of revenue increased to 35.1% from 31.8% period over period, primarily due to increased payroll and benefits costs from personnel additions and higher fulfillment costs arising from the new Recorded Books Unlimited program, whereby consumers are shipped titles that can be continually exchanged for new titles for a monthly fee.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $2.2 million, or 39.1%, to $7.8 million for the six-month period ended June 30, 2006 from $5.6 million for the six-month period ended June 30, 2005. The increase is primarily due to additional sales and marketing and fulfillment and distribution costs resulting from the 2005 acquisitions of Scott Publishing and CMEinfo which are only partially included in the results for the six-month-period ended June 30, 2005. Selling, general and administrative expense as a percentage of revenue decreased to 56.3% from 57.5% period over period. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the impact of the growth in revenue on fixed administrative expenses.
     Corporate. Our corporate general and administrative expense increased $0.1 million, or 1.7%, to $3.1 million for the six-month period ended June 30, 2006 from $3.0 million for the six-month period ended June 30, 2005.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $2.4 million, or 39.2%, to $8.4 million for the six-month period ended June 30, 2006, from $6.0 million for the six-month period ended June 30, 2005. Investments in pre-

publication activities have increased significantly over the last several years due to a greater emphasis on developing new products as well as the addition of assets obtained as a result of our acquisitions of Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo. We anticipate that the increased level of spending will continue through 2006 and amortization of pre-publication costs will continue to reflect this higher level of investment.
Goodwill Impairment Charge
     A $24.4 million goodwill impairment charge was recorded at our Sundance/Newbridge business in the quarter ended June 30, 2006. The impairment charge, representing 100% of the goodwill associated with Sundance/Newbridge, is a result of the continued decline in revenue and operating results at this business.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles increased $0.4 million, or 16.3%, to $2.7 million for the six-month period ended June 30, 2006, from $2.3 million for the six-month period ended June 30, 2005. The increase was primarily due to amortization expense from the amortizable intangible assets acquired in the Scott Publishing and CMEinfo acquisitions.
Interest Expense
     Interest expense increased $3.2 million, or 11.0%, to $32.0 million for the six-month period ended June 30, 2006 from $28.8 million for the six-month period ended June 30, 2005. This increase was due to the compounding effect of interest on our Senior Discount Notes and Preferred B and increases in interest rates on our term loans. Our total outstanding debt increased from $506.3 million as of June 30, 2005 to $535.9 million as of June 30, 2006. The increase is a result of accretion on the Preferred B and amortization of the discount on our Senior Discount Notes, offset slightly by principal payments on our Term Loans.
     Cash interest expense increased $1.1 million, or 7.4% to $15.9 million for the six-months ended June 30, 2006 from $14.8 million for the six-month period ended June 30, 2005. The average interest rate increased to 9.02% for the six-month period ended June 30, 2006 from 7.06% for the six-month period ended June 30, 2005. Our cash interest bearing outstanding debt was $299.2 million as of June 30, 2006 compared to $301.0 million as of June 30, 2005.
     Interest expense consists of the following:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Interest expense:
Senior secured term loans	$5,741	$4,699
11 3/4% senior notes	9,987	9,987
12 1/2% senior discount notes – non-cash	5,788	5,127
Series B senior preferred stock – non-cash	10,320	8,862
Other	175	152

Total interest expense	32,011	28,827
Less: capitalized interest	(46)	(18)

Net Interest expense	$31,965	$28,809

     As of June 30, 2006 the company had $126.8 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 8.67% and 9.67%. The average interest rate on the Term Loans was 9.02% for the six-month period ended June 30, 2006.

Discontinued Operations
     We disposed of our Chelsea House Publishers business on August 9, 2005 and its results of operations have been presented as a discontinued operation for all periods presented. Chelsea House Publishers reported an operating loss of $3.7 million for the six-month period ended June 30, 2005. There were no other significant items reported in discontinued operations for the six-month period ended June 30, 2006 or the six-month period ended June 30, 2005.
Provision for Income Taxes
     The provision for income taxes was a benefit of $3.0 million for the six-month period ended June 30, 2006 compared to a $0.2 million expense for the six-month period ended June 30, 2005. The income tax benefit for the six-month period ended June 30, 2006 primarily reflects the impact on deferred taxes of the goodwill impairment charge at Sundance/Newbridge. A current income tax expense of $0.2 million and $0.2 million was recorded for the six-month periods ended June 30, 2006 and June 30 2005, respectively. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $0.6 million and $0.7 million for the six-month periods ended June 30, 2006 and 2005, respectively.
Net Loss
     Net loss for the six-month period ended June 30, 2006 was $40.1 million compared to $14.6 million for the six-month period ended June 30, 2005. This increase in net loss was primarily due to a $29.9 million decline in operating income at Sundance/Newbridge, which includes the $24.4 goodwill impairment charge. The decline was partially offset by the $3.0 million benefit to the tax provision and the $3.7 million decline in loss from discontinued operations.
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
     As of June 30, 2006, we were in compliance with all debt covenants as amended and the available borrowing capacity under our Facility, as limited by our financial covenant ratios, was $21.4 million and there were no balances outstanding. Borrowings under our Facility bear interest at variable rates based on LIBOR plus an applicable spread.
     As of June 30, 2006, we had accrued $29.4 million for unpaid cash dividends on the Preferred B. We are restricted from making cash dividend payments on the Preferred B by the restricted payment provisions of our Senior Discount Notes.
     Our cash and cash equivalents decreased by $9.1 million to $60.5 million as of June 30, 2006, from $69.6 million as of December 31, 2005. This was due to cash used in investing and financing activities of $12.1 million and $0.7 million, respectively, offset with cash provided by operating activities of $3.8 million.
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

     While we cannot guarantee that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Facility, will be adequate to meet our future liquidity needs until the maturity of our Term Loans in August 2008. In addition, from time to time as needs arise in connection with future acquisitions, the maturity of the Term Loans or other general corporate purposes, which may include the repayment or refinancing of the Term Loans, Senior Notes, Senior Discount Notes or preferred stock, we may seek to raise additional capital through the issuance, in registered offerings or in private placements, of debt or equity securities on terms to be determined at the time of such issuances.
Cash Flows
     Net cash provided by operating activities of continuing operations decreased $0.6 million, or 14.0%, to $3.8 million for the six-month period ended June 30, 2006 from $4.4 million for the six-month period ended June 30, 2005. The decrease in cash used in operating activities was primarily due to the corresponding loss from operations, offset by changes in working capital and goodwill write off.
     Net cash used in investing activities decreased $11.3 million, or 48.3%, to $12.1 million for the six-month period ended June 30, 2006 from $23.3 million for the six-month period ended June 30, 2005. The decrease was primarily due to $11.2 million used for the acquisitions of Scott Publishing and CMEinfo that occurred in April 2005 and June 2005, respectively. In addition, cash flows for the six months ended June 30, 2006 included proceeds of $0.5 million and $1.0 million representing escrow returns from the Chelsea House Publishers disposition and CMEinfo acquisition, respectively. Additions to prepublication costs and capital expenditures increased $1.0 million and $0.4 million, period over period, respectively.
     Net cash used by financing activities decreased $0.7 million, or 46.8% to $0.7 million for the six-month period ended June 30, 2006 from $1.4 million for the six-month period ended June 30, 2005 due to a reduction in additions for deferred financing costs.
     Net cash used by discontinued operations decreased $0.9 million to $0.2 million for the six-month period ended June 30, 2006 from $1.1 million for the six-month period ended June 30, 2005. The decline in cash used by discontinued operations is primarily attributable to $1.7 million in pre-publication costs incurred by Chelsea House Publishers for the six-month period ended June 30, 2005 offset by a $0.8 million decline in cash provided by operating activities of discontinued operations, period over period.
Capital Expenditures
     Pre-publication costs refer to the costs incurred in the development of new products. For the six-month period ended June 30, 2006, we had $11.8 million of pre-publication costs, compared to $10.8 million during the six-month period ended June 30, 2005. We expect to make expenditures of approximately $25.0 million for pre-publication costs in 2006. This level of spending is intended to support our successful core products and allow for the development of new products.
     Property and equipment expenses are incurred to purchase tangible fixed assets such as computers, software and leasehold improvements. For the six-month period ended June 30, 2006, we had $1.7 million of property and equipment expenses compared to $1.3 million for the six-month period ended June 30, 2005. We expect to make expenditures of approximately $3.5 million for property and equipment in 2006. This level of spending allows for our planned implementation of a new software system at our Recorded Books business, the rollout of a customer relationship management system for several other businesses and general additions to furniture, fixtures and equipment.
Contractual Obligations and Commitments
     There have been no significant changes in our contractual obligations or commitments since December 31, 2005.
Off-Balance Sheet Arrangements
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks. These risks include market risk associated with interest rate movements on borrowings and investments that we make on variable interest rates. Currently, our $30.0 million Facility, which is un-drawn, and our Term Loans bear interest at variable rates based on LIBOR plus an applicable spread.
     We regularly assess these market risks and have established policies and business practices to protect against the adverse effect of these and other potential exposures. We utilize cash from operations and short-term borrowings to fund our working capital and investment needs. Cash balances are normally invested in high-grade securities with terms shorter than three-month periods. Because of the short-term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.
     As of June 30, 2006, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.2 million. As of June 30, 2006, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.2 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.
     Our $30.0 million Facility is available to finance our working capital requirements, subject to certain restrictive covenants that can reduce the available aggregate borrowings under the Facility. As of June 30, 2006, the available borrowing capacity under the Facility was $21.4 million, and the applicable interest rate is based on LIBOR plus an applicable spread. As of June 30, 2006, there were no borrowings outstanding under this credit facility. Also as of June 30, 2006, we had $126.8 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, were 9.67% for the First Term Loan and 8.67% for the Second Term Loan.
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transaction gain or loss recognized in our statement of operations due to currency fluctuations, mainly fluctuations in UK pounds. As a result, we do not hedge the exposure to these changes. As of June 30, 2006, a hypothetical 10% change in the foreign currency exchange rates applicable to such transactions would not have a material impact on our results of operations.
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
     Regarding the material weakness described above, the Company intends to implement enhanced control procedures over accounting for income taxes which include:
•	improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	providing education and training to Company management and staff to improve technical expertise with respect to income tax accounting;

•	engaging expert resources to assist with tax accounting; and

•	re-allocating and/or relocating duties of finance personnel to enhance review and monitoring procedures.
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

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description	Page or Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 19, 2004.

3.1(a)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1(a) of the Company’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

10.1	Amendment No. 6 to the Revolving Credit Agreement, dated as of August 20, 2003, by and among HCOC, as the Borrower, the several lenders from time to time party thereto, Bear Stearns Corporate Lending, Inc., as syndication agent, and The Bank of New York, as administrative agent for the lenders	Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

By:

Dated: August 11, 2006	/s/ Peter J. Quandt

Peter J. Quandt
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 11, 2006	/s/ Paul J. Crecca
Paul J. Crecca
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 11, 2006	/s/ Mark Kurtz
Mark Kurtz
Vice President of Finance and Accounting and Chief Accounting Officer
(Principal Accounting Officer)