Form 10-Q
period 2006-09-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2006-11-13
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-109381
Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	13-4087398 (I.R.S. Employer Identification Number)

10 New King Street	10604
White Plains, NY	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 20,012,914 shares of Common Stock, par value $0.001 per share, outstanding as of November 13, 2006.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report for the
Quarter Ended September 30, 2006

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Revenue	$58,940	$56,318	$167,329	$159,345
Costs and expenses:

Cost of goods sold	16,186	16,540	47,379	46,315
Marketing and sales	14,712	13,709	44,012	39,303
Fulfillment and distribution	4,320	4,193	13,343	11,871
General and administrative	6,254	7,160	20,038	19,461
Restructuring charges	—	—	407	—
Amortization of pre-publication costs	7,593	3,404	16,003	9,444
Goodwill impairment charge	—	—	24,393	—
Depreciation expense and amortization of intangibles	1,398	1,325	4,120	3,666

Total cost and expenses	50,463	46,331	169,695	130,060

Income (loss) from operations	8,477	9,987	(2,366)	29,285
Other (income) expense:
Interest expense	16,740	15,010	48,705	43,819
Interest income	(698)	(546)	(2,070)	(1,237)
Amortization of deferred financing costs	876	895	2,509	2,685
Other expense	9	52	8	182

Total other expenses	16,927	15,411	49,152	45,449

Loss before provision for income taxes and discontinued operations	(8,450)	(5,424)	(51,518)	(16,164)
Benefit (provision) for income taxes	125	(13,518)	3,159	(13,735)

Loss before discontinued operations	(8,325)	(18,942)	(48,359)	(29,899)
Discontinued operations:
Loss from operations of discontinued operations	—	(25)	—	(3,724)
Loss on disposal of discontinued operations	—	(1,057)	(17)	(1,050)

Net loss	(8,325)	(20,024)	(48,376)	(34,673)
Preferred stock dividends and accretion	(848)	(776)	(2,466)	(2,255)

Net loss available to common stockholders	$(9,173)	$(20,800)	$(50,842)	$(36,928)

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)	(Note 1)
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,396	$69,592
Accounts receivable, net	29,071	22,804
Inventory, net	25,292	22,304
Direct response advertising costs — current portion, net	4,978	3,534
Prepaid royalties	5,336	5,456
Prepaid expenses and other current assets	1,801	4,127

Total current assets	122,874	127,817
Pre-publication costs, net	44,421	42,841
Direct response advertising costs, net	7,532	7,159
Property and equipment, net	11,322	11,303
Goodwill	145,157	169,424
Intangible assets, net	24,911	26,934
Deferred financing costs, net	11,219	13,522
Other assets	1,506	1,491

Total assets	$368,942	$400,491

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$27,289	$28,533
Accrued interest	4,020	8,871
Deferred subscription revenue	15,388	12,630
Current portion of long term debt	1,300	1,300

Total current liabilities	47,997	51,334
Long term liabilities:
Senior secured term loan	125,175	126,150
11 3/4% senior notes	172,268	172,630
12 1/2% senior discount notes	101,731	92,875
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (approximate aggregate liquidation value as of September 30, 2006 of $145,633)	143,709	127,237
Deferred tax liability	11,396	14,830
Deferred gain on Series B cancellation and other long term liabilities	4,043	4,653

Total long term liabilities	558,322	538,375
Commitments(Note 14)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (approximate aggregate liquidation value as of September 30, 2006 of $38,551)	40,629	38,404
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (approximate aggregate liquidation value as of September 30, 2006 of $3,955)	1,766	1,526

Total redeemable preferred stock	42,395	39,930
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,012,914 and 20,008,300 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	20	20
Accumulated other comprehensive income	486	284
Accumulated deficit	(280,278)	(229,452)

Total stockholders’ deficit	(279,772)	(229,148)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$368,942	$400,491

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Operating activities from continuing operations
Net loss before discontinuing operations	$(48,359)	$(29,899)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash interest expense	24,691	21,413
Allowance for doubtful accounts and obsolescence	4,607	3,666
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	20,123	13,110
Amortization of deferred financing costs	2,510	2,685
Amortization of premium on 11 3/4% senior notes	(363)	(368)
Goodwill impairment charge	24,393	—
Deferred taxes — non-cash	(3,434)	13,461
Other non-operating income (loss) — non-cash	11	8
Changes in operating assets and liabilities:
Accounts receivable	(10,753)	(9,507)
Inventory	(4,611)	(3,406)
Prepaid expenses, royalty advances and other current assets	2,447	812
Direct response advertising costs	(1,817)	(2,451)
Other assets	(17)	(38)
Accounts payable, accrued and other liabilities	(1,171)	(2,234)
Accrued interest	(4,851)	(4,632)
Deferred subscription revenue	2,759	1,041

Net cash provided by operating activities from continuing operations	6,165	3,661

Investing activities from continuing operations
Additions to pre-publication costs	(17,523)	(16,797)
Additions to property and equipment	(2,119)	(2,737)
Additions to intangible assets	(25)	(16)
Acquisitions, net of cash acquired	907	(12,167)
Proceeds from sale of business	500	8,500
Proceeds from sale of assets	9	—

Net cash used in investing activities from continuing operations	(18,251)	(23,217)

Financing activities from continuing operations
Proceeds from exercise of stock options	10	7
Repayment of senior secured term loan	(975)	(975)
Additions to deferred financing costs	(103)	(507)

Net cash used in financing activities from continuing operations	(1,068)	(1,475)

Effect of exchange rates on cash	124	(111)

Cash flows of discontinued operations
Operating cash flows	(166)	456
Investing cash flows	—	(2,042)

Net cash used in discontinued operations	(166)	(1,586)

Net decrease in cash and cash equivalents	(13,196)	(22,728)
Cash and cash equivalents at beginning of period	69,592	78,581

Cash and cash equivalents at end of period	$56,396	$55,853

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
1. Basis of Presentation
     Haights Cross Communications, Inc., a Delaware corporation (together with its subsidiaries, “we,” “our,” the “Company” or “Haights Cross Communications”), whose predecessor was formed in January 1997, is a holding company that conducts all of its operations through its direct and indirect subsidiaries, including, without limitation, its wholly-owned subsidiary Haights Cross Operating Company (“Haights Cross”). The unaudited interim financial statements contained herein consist of the accounts of Haights Cross and its subsidiaries on a consolidated basis.
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
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; therefore the Company will begin to apply the standard in its fiscal year commencing January 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS No. 157 will have on the Company’s financial position, results of operations, liquidity and related disclosures.

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.
     In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payments,”(“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) generally requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123 effective January 1, 2002, and applied the minimum-value method in future periods to awards outstanding prior to January 1, 2006. Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the prospective transition method to account for all awards granted, modified or settled after the date of adoption. See Note 3, “Stock-Based Compensation,” for further information on the Company’s accounting for stock-based compensation.
3. Stock–Based Compensation
     As of September 30, 2006, the Company maintained the 2000 Stock Option and Grant Plan (the “Plan”), which is a stock-based compensation plan that provides for grants of incentive stock options to employees of the Company (including officers and employee directors), as well as grants of non-qualified stock options to employees and consultants of the Company.
     Prior to January 1, 2006, the Company accounted for the Plan using the fair value method of accounting for stock options under SFAS No. 123. Under the fair value method, compensation expense for options was measured at the grant date and was based on the value of the award as determined using the minimum value method. The expense then was recognized over the vesting period of the grant.
     Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123(R), using the prospective transition method. Accordingly, the Company has not restated prior periods. Compensation expense for all share-based payments granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     Under the Plan, the Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise price of these options is determined by the Company’s Board of Directors using commonly-employed valuation methods for the market in which the Company operates. Awards under the Plan generally are issued with vesting terms pursuant to which a portion of an award vests over time (typically three years) and the remainder of the award vests (typically in three tranches) based on the achievement of annual performance goals. During the three- and nine-month periods ended September 30, 2005, the Company granted 0 and 246,500 options, respectively, under the Plan. During the three- and nine-month periods ended September 30, 2006, the Company granted 489,000 and 601,500 options, respectively, under the Plan. The Company determined the intrinsic value of the outstanding options to be $0 for the period ended September 30, 2006.
     The Company recognized compensation expense as a “general and administrative expense” in its statements of operations on a ratable basis over the vesting period for each option. As of September 30, 2006, there was approximately $25,000 of total unrecognized compensation expense related to non-vested stock options that will be recognized over a weighted-average period of 3 years.
     The values of options exercised during the three and nine-month periods ended September 30, 2006 and 2005 were not significant. The total cash received from the exercise of stock options was approximately $10,000 and $7,000 for the nine-month periods ended September 30, 2006 and 2005, respectively, and is classified as cash flows from financing activities. Prior to the adoption of SFAS No. 123(R), the Company was required to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the Company to classify cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The Company did not have any excess tax benefits for the nine-month periods ended September 30, 2006 and 2005.
     The fair values of the options granted during the nine-month period ended September 30, 2006 and 2005 were estimated on the dates of the grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	September 30, 2006	September 30, 2005
Risk free interest rate	4.71%	4.07%
Expected dividend yield	0%	0%
Expected lives	6 years	6 years
Expected volatility	54%	0%
Weighted-average fair value of options granted	$0.02	$0.09
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
     Changes in outstanding options are as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life
Outstanding as of December 31, 2005	1,570,157	$1.64	7.80 yrs
Forfeited in nine-months ended September 30, 2006	167,990
Granted in nine-months ended September 30, 2006	601,500	$0.59
Exercised in nine-months ended September 30, 2006	4,614
Outstanding as of September 30, 2006	1,999,053	$1.33	7.83yrs
Options exercisable and vested at September 30, 2006	990,604	$1.87
Options available for grant at September 30, 2006	388,033
Options unvested at September 30, 2006	1,008,449		8.92yrs
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

     Pro-forma statements of operations are not presented for CMEinfo and Scott Publishing as the effects of these acquisitions are not material to the Company’s consolidated financial statements.
5. Inventory
     Inventory consists of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$1,325	$1,059
Work-in-process	1,404	716
Finished goods	25,726	23,278

	28,455	25,053
Allowance for obsolescence	3,163	2,749

Inventory, net	$25,292	$22,304

6. Pre-publication Costs
     Pre-publication costs consist of the following:

	September 30,	December 31,
	2006	2005
Pre-publication costs	$96,577	$89,557
Less accumulated amortization	52,156	46,716

Pre-publication costs, net	$44,421	$42,841

     Amortization of pre-publication costs for the three-month periods ended September 30, 2006 and 2005 was $7.6 million and $3.4 million, respectively. Amortization of pre-publication costs for the nine-month periods ended September 30, 2006 and 2005 was $16.0 million and $9.4 million, respectively.
     During the second and third quarters of 2006 the Company completed an impairment test of its pre-publication assets in its K-12 Supplemental Education segment which consists of Sundance/Newbridge as indications of impairment existed due to declines in revenues and operating profits. The fair value of the pre-publication assets was tested at a series level and the fair values of certain series, based on a discounted cash flow analysis, were below the unamortized cost basis, resulting in impairment charges of $0.1 million and $2.9 million in the second and third quarters, respectively, that were recorded to amortization of pre-publication costs for the applicable periods.
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
     The operating results of Chelsea House Publishers for the three and nine-month periods ended September 30, 2005 were as follows:

	Three months	Nine-months
	ended	ended
	September 30, 2005	September 30, 2005

Revenue	$1,266	$6,594
Cost of goods sold	344	2,061
Marketing and sales	317	1,622
Fulfillment and distribution	77	606
General and administrative	326	980
Amortization of pre-publication costs	217	1,770
Impairment loss-pre-publication costs	—	3,211
Depreciation expense	10	68

Loss from operations	$(25)	$(3,724)

     As a result of the sale of Chelsea House Publishers, the Company realized gross proceeds of $9.0 million, which consisted of $8.5 million in cash and $0.5 million that was placed in an escrow that was released to the Company in February 2006. The Company recorded a loss of $0.9 million on the sale during the fiscal year 2005, resulting from accruals for disposal costs consisting primarily of accrued lease costs and severance, which is presented as a loss on disposal of discontinued operations. At September 30, 2006, there was $0.1 million of this accrual remaining. The carrying amounts of Chelsea House Publishers’ assets and liabilities as of August 8, 2005 were as follows:

August 8, 2005

Assets and liabilities:
Working capital, net (excluding cash)	$4,904
Pre-publication costs, net	3,897
Property and equipment, net	156

Net assets on date of sale	$8,957

Calculation of loss on sale:
Proceeds	$9,000
Less: book value of net assets sold	(8,957)

43
Less: accrued transaction costs	(935)

Loss on disposal of Chelsea House Publishers	$(892)

     During the quarter ended September 30, 2005, in addition to the $0.9 million loss on the disposal of Chelsea House publishers a $0.1 million expense for Coriolis was recorded for a total loss on disposal for the period of $1.0 million. Coriolis was discontinued during 2002.
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
     During the second quarter of 2006 an indication of impairment existed in the Company’s K-12 Supplemental Education segment which consists of Sundance/Newbridge due to decline in revenues and operating profits and increased and unanticipated competition. Based on this indication of impairment, a goodwill impairment test was performed and during the second quarter of 2006 the Company recorded a $24.4 million goodwill impairment charge to Income from Operations for its K-12 Supplemental Education Segment.
     As indicated above, the goodwill impairment assessment is a two step process. The Company has started the annual goodwill impairment testing as of October 1, 2006. The value determined in step one of the assessment process indicates that the carrying value of the assets net of liabilities of the Options Publishing business is in excess of the fair market value of that reporting unit by approximately $0.8 million. The Company has not completed step two of the impairment process and is unable at this time to determine the amount of goodwill impairment, if any, in this reporting unit. Goodwill associated with this reporting unit aggregated $28.6 million at September 30, 2006. The Company will measure the goodwill impairment loss, if any, by completing step two during the fourth quarter of 2006 and such assessment could result in a significant goodwill impairment charge during the fourth quarter of 2006.
     A summary of the change in the Company’s goodwill for the nine-month period ended September 30, 2006 is as follows:

Goodwill, December 31, 2005	$169,424
CMEinfo acquisition	126
Goodwill impairment charge	(24,393)

Goodwill, September 30, 2006	$145,157

The full value assigned to goodwill for the Scott Publishing and CMEinfo acquisitions will not be deductible for income tax purposes as each of these acquisitions were treated as a stock purchase for tax purposes.

9. Intangibles
     Intangible assets consist primarily of customer relationships, non-compete agreements and trademarks. Intangible assets with finite lives are amortized on a straight-line basis to expense over their useful lives of three to ten years. The Company reassesses the estimated remaining useful lives of these assets in accordance with SFAS No. 142 and has determined that such estimated lives are appropriate. A summary of intangible assets is as follows:

		As of	As of
	Lives	September 30, 2006	December 31, 2005

Definite Life Assets
Customer list	10 years	$23,240	$23,240
Non-compete agreements	3-5 years	1,900	1,900
Other	5 years	168	179

		25,308	25,319
Less: accumulated amortization		(5,217)	(3,196)

		20,091	22,123
Trademarks	Indefinite	4,820	4,811

Net intangible assets		$24,911	$26,934

     Amortization expense for the three-months ended September 30, 2006 and 2005 was $0.7 million and $0.6 million, respectively. Amortization expense for the nine-months ended September 30, 2006 and 2005 was $2.0 million and $1.8 million, respectively.
     Accumulated amortization by asset class as of September 30, 2006 was $4.5 million for customer lists, $0.6 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2005 was $2.7 million for customer lists, $0.3 million for non-compete agreements and $0.1 million for other intangible assets.
     Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the next five years is as follows:

Total
Amortization of intangibles:
Remainder of 2006	$683
2007	2,726
2008	2,720
2009	2,664
2010 and thereafter	11,298

$20,091

10. Restructuring Charges
     During the first quarter of 2006, the Company initiated a restructuring project under which it consolidated the Iowa-based warehousing, customer service and order fulfillment functions of its Buckle Down Publishing business with our existing shared service facility in Northborough, Massachusetts. The objective of the warehouse consolidation was to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. The restructuring project resulted in costs associated with the severance of seven employees based in Iowa, the movement of inventory to the new facility and net lease payments that are being made through the end of the lease term. The Company completed the restructuring process during the second quarter of 2006 and incurred a total restructuring charge of approximately $0.4 million in connection with this effort.

     The cost of the restructuring activity by type of cost for the nine-month period ended September 30, 2006 is as follows:

	Warehouse and Order Fulfillment Consolidation
		Lease
	Severance and	terminations	Relocation	Total
	related	costs	and other	Consolidation
Amount expected to be incurred	$65	$180	$162	$407

Accrued restructuring liability as of December 31, 2005	—	—	—	—
Restructuring expense	13	—	121	134
Cash paid	(13)	—	(89)	(102)

Accrued restructuring liability as of March 31, 2006	—	—	32	32

Restructuring expense	52	180	41	273
Cash paid	(43)	(24)	(72)	(139)

Accrued restructuring liability as of June 30, 2006	9	156	1	166

Restructuring expense	—	—	—	—
Cash paid	(9)	(24)	(1)	(34)

Accrued restructuring liability as of September 30, 2006	$0	$132	$0	$132

     Restructuring activity for the three and nine-months ended September 30, 2006 was related to Buckle Down Publishing and is therefore reported within the Test-prep and Intervention segment.
11. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended		Nine-months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Current income tax expense:
Foreign	$95	$57	$275	$274
Deferred income tax expense:
U.S. Federal	(220)	13,461	(3,434)	13,461

Total provision for income taxes	$(125)	$13,518	$(3,159)	$13,735

     Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.3 million and $0.2 million for the three-months ended September 30, 2006 and 2005, respectively, and $0.9 million for both of the nine-months ended September 30, 2006 and 2005.
     The $13.5 million charge to deferred income tax expense for the three-month period ended September 30, 2005 was due to an increase in the valuation allowance that resulted primarily from the removal of the goodwill tax basis of Chelsea House Publishers in the August 2005 disposition. The $0.2 million credit to deferred income tax expense for the three-month period ended September 30, 2006 is primarily due to the reduction in deferred tax liabilities resulting from the goodwill impairment charge recorded in June 2006 at Sundance/Newbridge.
     In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon facts and circumstances known to the Company. The Company’s effective rate is based on expected pretax loss, statutory tax rates, changes in the deferred tax asset valuation allowance and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. A reconciliation of the statutory Federal income tax rate to the effective rate for the nine-month periods ended September 30, 2006 and 2005, respectively, is as follows:

	Nine Months Ended
	September 30,
	2006	2005

Statutory rate	34%	34%
State and local income taxes (net of federal benefit)	6%	6%
Change in valuation allowance	(16)%	(83)%
Non-deductible interest expense	(16)%	(39)%
Other	(2)%	(3)%

Effective tax rate	6%	(85)%

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
     The Facility matures on May 20, 2008 and is secured by a first lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The Facility contains customary restrictive covenants and financial ratio requirements. Borrowings under the Facility bear interest at variable rates based on LIBOR plus an applicable spread. The Facility has been amended periodically to allow for acquisitions and to amend and/or waive compliance with certain financial ratio requirements. As of September 30, 2006, the Company had not drawn any amounts on the Facility and our available borrowing capacity under the Facility, as limited by our financial covenant ratios, was $21.9 million.
     The First Term Loan matures on August 20, 2008, is subordinate to the Facility and is secured by a second lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The First Term Loan contains customary restrictive covenants and debt incurrence tests. The First Term Loan bears interest at a variable rate based on the Eurodollar (subject to a 2% floor), plus an applicable margin based on a graduated rate schedule. As of September 30, 2006, the effective interest rate on all borrowings under the First Term Loan was 9.91%. Beginning on November 15, 2003 and continuing through maturity, the Company is required to make principal payments on the First Term Loan of $250,000 per quarter.
     The Senior Notes mature on August 15, 2011, and are subordinate to the Facility and the Term Loans (as defined below). The Senior Notes contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004.
     On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders with, the original Senior Notes. In connection with the issuance of the additional Senior Notes, Haights Cross entered into a new $30.0 million Senior Secured Term Loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. As of September 30, 2006, the effective interest rate on all borrowings under the Second Term Loan was 8.91%. As of September 30, 2006, the Company had $170.0 million aggregate principal amount of outstanding Senior Notes and $126.5 million aggregate principal amount of indebtedness outstanding under the Term Loans.
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
     The following table is a summary of the Company’s current outstanding debt as of September 30, 2006 (in thousands):

					Interest Rate	Book Value
				Premium	as of	as of
	Issuance	Due	Face	(Discount)	September 30,	September 30,
Instrument:	Date	Date	Amount	at issuance	2006	2006
Haights Cross:
Senior secured term loan	08/20/03	08/15/08	$100,000	—	9.91%	$97,000
Senior secured term loan	12/10/04	08/15/08	$30,000	—	8.91%	29,475

						$126,475

11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	32,268

						$172,268

Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$101,731
Series B preferred (See Note 13)	12/10/99	12/10/11	$50,006	$(3,410)	16.0%	143,709

Total debt						$544,183

     The following table shows the required future repayments under the Company’s current financing arrangements as of September 30, 2006 (in thousands):

2006	$1,300
2007	1,300
2008	123,875
2009	—
Thereafter	450,634

Total	577,109
Less: Unamortized discounts and other	(32,926)

$544,183

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
     The Preferred B has a liquidation value of $25 per share, plus any accrued but unpaid dividends. Prior to January 1, 2005, the Preferred B accrued quarterly cumulative dividends at an annual rate of 16%, which dividends were added to its carrying value. Beginning January 1, 2005, such dividends became payable quarterly in cash. Under the terms of the Preferred B, if the Company fails to pay four consecutive or six quarterly cash dividends for any reason, the holders of the Preferred B are entitled to elect one director to serve on the Company’s Board of Directors. The Company has failed to pay any such cash dividends and, effective January 20, 2006, the holders of the Preferred B elected, by written consent, Eugene I. Davis to serve on the Company’s Board of Directors. As of September 30, 2006, the Company had accrued $35.0 million for unpaid cash dividends, but has elected not to pay cash dividends because the Company is restricted from paying such dividends by the terms of the indenture for its Senior Discount Notes.
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
     On April 15, 2004, in connection with the acquisition of Buckle Down Publishing, the Company issued 3,500 shares of Series C preferred stock (the “Preferred C”). The Preferred C has a liquidation value of $1,000 per share, plus any accrued but unpaid dividends. The Preferred C accrues quarterly cumulative dividends at an annual rate of 5%. The Preferred C shall automatically convert into common stock upon the consummation of the Company’s initial public offering, with the number of shares of common stock issued on such conversion to be determined as follows: (a) if such initial public offering occurs on or prior to April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Preferred C of $3.5 million divided by the price per share at which the common stock is offered to the public in such offering, or (b) if such initial public offering occurs after April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Preferred C of $3.5 million plus all accrued and unpaid dividends thereon, divided by the price per share at which the common stock is offered to the public in such offering. Beginning on April 15, 2012, any Preferred C holder may require the Company to redeem the outstanding shares of Preferred C held by that holder at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. The holders of shares of Preferred C are not entitled to any voting rights. The Company may, at its option, at any time, redeem shares of Preferred C, in whole or in part, at a price equal to 101% of the per share liquidation value plus any accrued but unpaid dividends. The initial carrying value of the Preferred C was $1.1 million. Unless earlier redeemed or repurchased, the Preferred C will accrete to the aggregate liquidation value of $5.2 million through April 15, 2012, the date holders can require redemption.
     The Company has 30,000,000 shares of common stock authorized for issuance. As of September 30, 2006, the Company had 20,012,914 shares issued and outstanding, including 4,614 shares issued due to the exercise of stock options during the nine-month period ended September 30, 2006, 2,387,086 shares reserved for the issuance upon the exercise of stock options granted under the Plan and 2,139,047 shares reserved for the issuance upon the exercise of Common Warrants.
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
15. Comprehensive Loss
     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,		Nine-months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)

Net loss	$(8,325)	$(20,024)	$(48,376)	$(34,673)
Foreign currency translation adjustment	79	(61)	202	(111)

Comprehensive Loss	$(8,246)	$(20,085)	$(48,174)	$(34,784)

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
     The results of operations and other data for the four reporting segments and corporate for the three-month and nine-month periods ending September 30, 2006 and 2005 are as follows:

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Three Months Ended September 30, 2006 (unaudited)
Revenue	$10,217	$18,696	$21,820	$8,207	$—	$58,940
Cost of good sold	2,897	3,635	7,408	2,246	—	16,186
Marketing and sales	3,868	5,150	3,348	2,346	—	14,712
Fulfillment and distribution	968	1,158	1,433	761	—	4,320
General and administrative	478	1,888	1,746	780	1,362	6,254
Amortization of pre-publication costs	3,953	2,126	1,234	280	—	7,593
Depreciation expense and amortization of intangibles	203	706	220	254	15	1,398

Income (loss) from operations	$(2,150)	$4,033	$6,431	$1,540	$(1,377)	$8,477

Interest expense	$673	$3,626	1,325	$1,110	$10,006	$16,740
Capital expenditures — property and equipment	59	83	165	121	6	434
Capital expenditures — pre-publication costs	834	3,387	1,206	301	—	5,728
Goodwill	—	60,906	64,513	19,738	—	145,157
Total assets	23,253	129,988	103,633	41,115	70,953	368,942

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Three Months Ended September 30, 2005 (unaudited)
Revenue	$13,050	$16,210	$19,096	$7,962	$—	$56,318
Cost of good sold	3,366	3,327	7,255	2,592	—	16,540
Marketing and sales	3,919	4,371	3,191	2,228	—	13,709
Fulfillment and distribution	1,036	990	1,326	841	—	4,193
General and administrative	646	1,775	1,398	1,220	2,121	7,160
Amortization of pre-publication costs	832	1,270	1,048	254	—	3,404
Depreciation expense and amortization of intangibles	266	707	173	160	19	1,325

Income (loss) from operations	$2,985	$3,770	$4,705	$667	$(2,140)	$9,987

Interest expense	$1,241	$3,332	$1,458	$1,001	$7,978	$15,010
Capital expenditures — property and equipment	343	213	544	315	11	1,426
Capital expenditures — pre-publication costs	1,699	2,436	1,473	396	—	6,004
Goodwill	24,393	60,906	64,513	20,089	—	169,901
Total assets	53,748	124,167	98,938	40,713	75,369	392,935

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Nine Months Ended September 30, 2006 (unaudited)
Revenue	$29,601	$54,761	$60,939	$22,028	$—	$167,329
Cost of good sold	8,321	11,116	21,418	6,524	—	47,379
Marketing and sales	11,393	14,819	10,927	6,873	—	44,012
Fulfillment and distribution	2,863	3,723	4,452	2,305	—	13,343
General and administrative	2,426	5,797	4,890	2,487	4,438	20,038
Restructuring charges	—	407	—	—	—	407
Amortization of pre-publication costs	6,428	5,174	3,563	838	—	16,003
Goodwill impairment charge	24,393	—	—	—	—	24,393
Depreciation expense and amortization of intangibles	623	2,098	626	723	50	4,120

Income (loss) from operations	$(26,846)	$11,627	$15,063	$2,278	$(4,488)	$(2,366)

Interest expense	$2,042	$10,721	$4,135	$3,318	$28,489	$48,705
Capital expenditures — property and equipment	331	323	1,124	332	9	2,119
Capital expenditures — pre-publication costs	3,581	9,337	3,867	738	—	17,523
Goodwill	—	60,906	64,513	19,738	—	145,157
Total assets	23,253	129,988	103,633	41,115	70,953	368,942

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Nine Months Ended September 30, 2005 (unaudited)
Revenue	$36,903	$45,956	$58,804	$17,682	$—	$159,345
Cost of good sold	9,486	9,591	21,905	5,333	—	46,315
Marketing and sales	10,462	13,130	10,428	5,283	—	39,303
Fulfillment and distribution	3,194	2,899	3,860	1,918	—	11,871
General and administrative	2,167	5,213	4,256	2,680	5,145	19,461
Amortization of pre-publication costs	2,764	3,210	3,021	449	—	9,444
Depreciation expense and amortization of intangibles	629	2,035	533	362	107	3,666

Income (loss) from operations	$8,201	$9,878	$14,801	$1,657	$(5,252)	$29,285

Interest expense	$5,366	$9,792	$4,639	$2,487	$21,535	$43,819
Capital expenditures — property and equipment	688	698	672	615	64	2,737
Capital expenditures — pre-publication costs	3,804	8,312	3,993	688	—	16,797
Goodwill	24,393	60,906	64,513	20,089	—	169,901
Total assets	53,748	124,167	98,938	40,713	75,369	392,935
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

     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended September 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$58,940	$—	$58,940
Costs and expenses	—	1,377	49,086	—	50,463

Income (loss) from operations	—	(1,377)	9,854	—	8,477
Equity in the income (loss) of subsidiaries	114	1,487	—	(1,601)	—
Loss from discontinued operations	—	—	—	—	—
Other expenses (income)	8,439	(4)	8,367	—	16,802

Net (loss) income	$(8,325)	$114	$1,487	$(1,601)	$(8,325)

	Three Months Ended September 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$56,318	$—	$56,318
Costs and expenses	784	1,355	44,192	—	46,331

(Loss) income from operations	(784)	(1,355)	12,126	—	9,987
Equity in the income (loss) of subsidiaries	1,730	3,346	—	(5,076)	—
Loss (income) from discontinued operations	—	1,082	—	—	1,082
Other expenses (income)	20,970	(821)	8,780	—	28,929

Net (loss) income	$(20,024)	$1,730	$3,346	$(5,076)	$(20,024)

	Nine Months Ended September 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$167,329	$—	$167,329
Costs and expenses	125	4,363	165,207	—	169,695

(Loss) income from operations	(125)	(4,363)	2,122	—	(2,366)
Equity in the income (loss) of subsidiaries	(26,734)	(22,726)	—	49,460	—
Loss from discontinued operations	—	17	—	—	17
Other expenses (income)	21,517	(372)	24,848	—	45,993

Net (loss) income	$(48,376)	$(26,734)	$(22,726)	$49,460	$(48,376)

	Nine Months Ended September 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$159,345	$—	$159,345
Costs and expenses	784	4,468	124,808	—	130,060

(Loss) income from operations	(784)	(4,468)	34,537	—	29,285
Equity in the income (loss) of subsidiaries	1,252	3,414	—	(4,666)	—
Loss from discontinued operations	—	4,774	—	—	4,774
Other expenses (income)	35,141	(7,080)	31,123	—	59,184

Net (loss) income	$(34,673)	$1,252	$3,414	$(4,666)	$(34,673)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of September 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets

Current assets	$3,679	$54,971	$64,224	$—	$122,874
Investment in subsidiaries	17,246	257,540	—	(274,786)	—
Long term assets	2,240	10,063	233,765	—	246,068

Total assets	$23,165	$322,574	$297,989	$(274,786)	$368,942

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$7,885	$40,112	$—	$47,997
Long term liabilities	260,542	297,443	337	—	558,322
Redeemable preferred stock	42,395	—	—	—	42,395
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit and other	(279,792)	17,246	257,540	(274,786)	(279,792)

Total stockholders’ deficit	(279,772)	17,246	257,540	(274,786)	(279,772)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$23,165	$322,574	$297,989	$(274,786)	$368,942

	As of December 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets

Current assets	$3,571	$65,533	$58,713	$—	$127,817
Investment in subsidiaries	43,886	278,313	—	(322,199)	—
Long term assets	2,505	12,144	258,025	—	272,674

Total assets	$49,962	$355,990	$316,738	$(322,199)	$400,491

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$13,324	$38,010	$—	$51,334
Long term liabilities	239,180	298,780	415	—	538,375
Redeemable preferred stock	39,930	—	—	—	39,930
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(229,168)	43,886	278,313	(322,199)	(229,168)

Total stockholders’ deficit	(229,148)	43,886	278,313	(322,199)	(229,148)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$49,962	$355,990	$316,738	$(322,199)	$400,491

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Nine-months Ended September 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(18)	$(7,402)	$13,585	$—	$6,165
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(17,523)	—	(17,523)
Additions to property and equipment	—	(9)	(2,110)	—	(2,119)
Additions to intangible assets	—	—	(25)	—	(25)
Intercompany activity	115	(1,770)	1,655	—	—
Acquisitions, net of cash acquired		(93)	1,000	—	907
Proceeds form the sale of business		500		—	500
Proceeds from sale of assets	—	—	9	—	9

Net cash provided by (used in) investing activities	115	(1,372)	(16,994)	—	(18,251)
Financing activities:
Proceeds from exercise of stock options	10	—	—	—	10
Repayment of senior secured term loan	—	(975)	—	—	(975)
Additions to deferred financing costs	—	(103)	—	—	(103)

Net cash provided by (used in) financing activities	10	(1,078)	—	—	(1,068)
Effect of exchange rates on cash	—	—	124	—	124
Net cash used in discontinued operations	—	(166)	—	—	(166)

Net change in cash and cash equivalents	107	(10,018)	(3,285)	—	(13,196)

Cash and cash equivalents at beginning of period	3,571	64,650	1,371	—	69,592

Cash and cash equivalents at end of period	$3,678	$54,632	$(1,914)	$—	$56,396

	Nine Months Ended September 30, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(685)	$(3,822)	$8,168	$—	$3,661
Investing activities:
Additions to pre-publication costs	—	—	(16,797)	—	(16,797)
Additions to property and equipment	—	(64)	(2,673)	—	(2,737)
Additions to intangible assets	—	—	(16)	—	(16)
Intercompany activity	760	(20,339)	19,579	—	—
Acquisitions, net of cash acquired	—	—	(12,167)	—	(12,167)
Proceeds form the sale of business	—	8,500		—	8,500

Net cash provided by (used in) investing activities	760	(11,903)	(12,074)	—	(23,217)
Financing activities:
Net proceeds from issuance of stock	7	—	—	—	7
Repayment of senior secured term loan	—	(975)	—	—	(975)
Additions to deferred financing costs		(507)	—	—	(507)

Net cash provided by (used in) financing activities	7	(1,482)	—	—	(1,475)
Effect of exchange rates on cash	—	—	(111)	—	(111)
Net cash used in discontinued operations	—	(1,506)	(80)	—	(1,586)

Net change in cash and cash equivalents	82	(18,713)	(4,097)	—	(22,728)

Cash and cash equivalents at beginning of period	3,460	73,940	1,181	—	78,581

Cash and cash equivalents at end of period	$3,542	$55,227	$(2,916)	$—	$55,853

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements included in this Quarterly Report on Form 10-Q include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of business trends, are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.
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
     Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are: (i) our substantial leverage and indebtedness, which may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry; (ii) our history of losses, which we expect to continue; (iii) changes in funding of school systems and libraries by federal, state and local governments, which could reduce our sales and profits, if any, (iv) our inability to compete in the highly competitive industry in which we operate, (v) the seasonal and cyclical nature of sales of our products; (vi) the effect that misuse, misappropriation or other loss of our proprietary rights could have on our results of operations; (vii) our need to defend against intellectual property infringement and other claims, which may cause us to incur significant costs and divert management attention; (viii) the inability of our investors to evaluate the application of our cash and cash equivalents, over which management is given broad discretion; (ix) our dependence on key personnel; (x) a growth in multimedia products that may compete with and reduce our publishing activities; (xi) technological changes that may reduce the sales of our products; (xii) the effect of an increase in paper or postage costs, which could adversely affect our business; (xiii) our inability to successfully complete acquisitions, and that such acquisitions may divert management attention from operating our business; (xiv) the ability of our principal stockholders, who own a large percentage of our common stock, to influence or control the Company; (xv) a change in beneficial ownership of our principal stockholder, over which we have no control, could result in an event of default under the Facility; (xvi) our inability to take certain actions because of restrictions contained in our debt instruments, which may adversely affect our operations; (xvii) our ability to update and expand the content of existing products and develop new products in a cost effective manner and on a timely basis; (xviii) the effect that a material change to or repeal of the federal government’s No Child Left Behind Act (the “NCLB Act”) would have on our revenue and profitability; (xix) the effect that a substantial reduction in the emphasis placed by federal and state governments on assessment and remediation in K-12 education would have on our operations; (xx) our dependence on a limited number of suppliers and service providers, the interruption of supply or service with which could have a material adverse effect on our operations; (xxi) a disruption in our distribution centers could significantly lower our revenues and profitability; (xxii) our dependence on a central computer system, which if damaged, or if service is interrupted or a failure occurs, could adversely affect our customer relationships and harm our ability to attract new customers; (xxiii) changes in the competitive environment, including those which could adversely affect our cost of sales; (xxiv) changes in the relative profitability of products sold; (xxv) regulatory changes that could affect the purchase of our products; (xxvi) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xxvii) the potential effect of a continued weak economy on sales of our products; (xxviii) the risk that our well-known authors will depart and write for our competitors; and (xxix) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in SEC rules (including the Sarbanes-Oxley Act of 2002), listing standards and accounting rules.

     Information included in this Quarterly Report on Form 10-Q is made as of the date hereof. We undertake no obligation, and disclaim any duty, to update our forward-looking statements, including any financial projections we make. We do not endorse any projections regarding future performance that may be made by third parties.
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
•	K-12 Education:
•	K-12 Supplemental Education: We publish supplemental reading materials for the kindergarten through eighth grade, or K-8, market under the well-recognized imprints Sundance Publishing and Newbridge Educational Publishing, and we also offer non-proprietary supplemental reading and literature products for the K-12 market. During 2005, we sold the assets of our Chelsea House Publishers imprint which had previously been included within the K-12 Supplemental Education segment, and these results have been reclassified as a discontinued operation for all periods presented.

•	Test-prep and Intervention: We publish state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. We also offer skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.
•	Library: We publish unabridged audiobooks and other products for adults and children under the Recorded Books brand, and market these titles, as well as selected non-proprietary audiobooks and other products, primarily to public libraries and schools.

•	Medical Education: We publish audio-based continuing medical education, or CME, materials for doctors and other health care professionals under the Oakstone Publishing imprint and self-study CME courses under our CMEinfo imprint. We also publish personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.
Business Segments
     Our financial reporting is organized into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education.
     K-12 Supplemental Education. Our K-12 Supplemental Education segment publishes supplemental reading materials for the K-8 market and literary, biographical and topical books published in series for school libraries. It also markets non-proprietary, supplemental reading products and literature for the K-12 market. This segment is comprised of our Sundance/Newbridge imprints.
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
     Goodwill and Other Intangible Assets
     Goodwill represents the excess of the net acquisition cost over the estimated fair value of net assets acquired from purchased companies. On January 1, 2002, we adopted SFAS No. 142, pursuant to which intangible assets considered to have indefinite lives, such as goodwill, are not amortized to expense but are periodically evaluated for impairment at the reporting unit level. Intangible assets with finite lives continue to be amortized to expense over their useful lives.
     Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are subject to an annual impairment test, as well as an interim test if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The goodwill impairment test is a two-step process. First, the fair value of each of our reporting units is compared to the carrying value of the reporting units assets less liabilities. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is taken for the difference. For purposes of estimating the fair value of a reporting unit, we use either a discounted cash flow approach or market valuation approach. The Company tests the goodwill of each of its reporting units annually, and more frequently if impairment indicators exist.

     During the second quarter of 2006 an indication of impairment existed in the Company’s K-12 Supplemental Education segment which consists of Sundance/Newbridge due to decline in revenues and operating profits and increased and unanticipated competition. Based on this indication of impairment, a goodwill impairment test was performed and during the second quarter of 2006 the Company recorded a $24.4 million goodwill impairment charge to Income goodwill from Operations for its K-12 Supplemental Education Segment.
     As indicated above, the goodwill impairment assessment is a two step process. The Company has started the annual goodwill impairment testing as of October 1, 2006. The value determined in step one of the assessment process indicates that the carrying value of the assets net of liabilities of the Options Publishing business is in excess of the fair market value of that reporting unit by approximately $0.8 million. The Company has not completed step two of the impairment process and is unable at this time to determine the amount of goodwill impairment, if any, in this reporting unit. Goodwill associated with this reporting unit aggregated $28.6 million at September 30, 2006. The Company will measure the goodwill impairment loss, if any, by completing step two during the fourth quarter of 2006 and such assessment could result in a significant goodwill impairment charge during the fourth quarter of 2006.
     Direct Response Advertising Costs
     Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability for each effort is evaluated on a product-by-product basis at the campaign level. The life and amortization rate are determined by historical experience with similar products at the same business. Generally, greater than 80% of direct mail costs are amortized in the first year, with all costs being amortized over lives ranging from twelve to eighteen months. The sole exception to this policy is the direct mail costs relating to the Oakstone subscription business, which are amortized on an accelerated basis over the estimated life of the subscriber for up to five years. For these subscription products, the life is based on the original subscription period plus anticipated subsequent renewal periods. The rate of amortization is based on the expiration and cancellation rate of subscribers for similar subscription products.
     Catalog costs are amortized over the estimated life of the catalog, generally between one and eighteen months, with greater than 90% of catalog costs being amortized in the first year. The estimated life and amortization rate are based on the sales experience of similar catalogs at the same business segment. Amortization of direct response advertising costs is included in marketing and sales expense in the accompanying consolidated statements of operations. If a direct mail solicitation or catalog is determined to be unprofitable, all remaining capitalized costs are written off at that time.
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
     Stock-Based Compensation
     The Company, pursuant to its 2000 Stock Option and Grant Plan (the “Plan”), grants stock options for a fixed number of shares of common stock to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise prices of options issued under the Plan are determined by the Company’s Board of Directors using commonly employed valuation methods. Awards under the Plan generally are issued with vesting terms pursuant to which a portion of an award vests over time (typically three years) and the remainder of the award vests (typically in three tranches) based on the achievement of annual performance goals.
     Prior to January 1, 2006, we accounted for stock options by following the fair value method under SFAS No. 123. Under the fair value method, compensation expense for options is measured at the grant date based on the value of the award, as determined using the minimum value option valuation model, and is recognized over the vesting period of the grant. In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS

No. 123. SFAS No. 123(R) supersedes Accounting Principal Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, SFAS No. 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the effective adoption to January 1, 2006 for calendar year-end companies. The Company adopted SFAS No. 123 effective January 1, 2002, and will continue to expense the previously granted options using the values determined under the minimum-value method to awards outstanding prior to January 1, 2006, which is the date upon which the Company adopted SFAS 123(R). Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method to account for all awards granted, modified or settled after the date of adoption. The adoption of SFAS No. 123(R) did not have a significant impact on our reported results of operations and financial position or our reported operating cash flows as there were only nominal stock option grants during the quarter ended June 30, 2006.
     Income Taxes
     We account for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting purposes and for income tax purposes. A history of generating taxable income is required in order to substantiate the recording of a net tax asset. However, because we have not yet generated taxable income, we have placed a 100% valuation allowance on our net tax benefits. We will re-evaluate the deferred tax valuation allowance based on future earnings. Our federal and state operating loss carry-forwards at December 31, 2005 were $99.8 million expiring through 2025. In calculating the provision for income taxes on an interim basis, we use an estimate of the annual effective tax rate based upon facts and circumstances that are known.
     Redeemable Capital Stock
     We account for the Preferred B in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 generally indicates that certain financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or with a transfer of assets, any mandatorily redeemable security and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. The Preferred B is mandatorily redeemable by the Company on December 10, 2011, at its liquidation value, plus any accrued but unpaid dividends. Accordingly, SFAS No. 150 is applicable to the Preferred B. By contrast, the holders of the Preferred A and Preferred C, at their option, may require the Company to redeem such shares beginning on December 31, 2019 and April 15, 2012, respectively, but such shares are not mandatorily redeemable by the Company. Accordingly, SFAS No. 150 is not applicable to the Preferred A or Preferred C.
Results of Operations
     Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three-months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
	(In Thousands)
Revenue
K-12 Supplemental Education	$10,217	17.3%	$13,050	23.2%
Test Prep and Intervention	18,696	31.7%	16,210	28.8%
Library	21,820	37.0%	19,096	33.9%
Medical Education	8,207	14.0%	7,962	14.1%

Total Revenue	58,940	100.0%	56,318	100.0%
Cost of goods sold	16,186	27.5%	16,540	29.4%
Selling, general and administrative expenses:
Marketing and sales	14,712	25.0%	13,709	24.3%
Fulfillment and distribution	4,320	7.3%	4,193	7.5%
General and administrative expense	6,254	10.6%	7,160	12.7%

Total selling, general and administrative expenses	25,286	42.9%	25,062	44.5%

	Three Months Ended September 30,
	2006		2005
	(In Thousands)
Amortization of pre-publication costs	7,593	12.9%	3,404	6.0%
Depreciation expense / amortization of intangibles	1,398	2.3%	1,325	2.4%

(Loss) income from operations	8,477	14.4%	9,987	17.7%
Interest expense	16,740	28.4%	15,010	26.7%
Other expenses, net of interest income	187	0.3%	401	0.6%

Loss before taxes	(8,450)	(14.3)%	(5,424)	(9.6)%
Tax benefit (provision)	125	0.2%	(13,518)	(24.0)%

Loss before discontinued operations	(8,325)	(14.1)%	(18,942)	(33.6)%

Loss from discontinued operations	(-)	0.0%	1,082	1.9%

Net loss	$(8,325)	(14.1)%	$(20,024)	(35.6)%

Revenue
     Our total revenue increased $2.6 million, or 4.7%, to $58.9 million for the three-month period ended September 30, 2006 from $56.3 million for the three-month period ended September 30, 2005. The increase is primarily due to the Test-prep and Intervention segment which benefited from the release of new products and increased demand resulting from the testing requirements created by the NCLB Act and the Library segment which benefited from strong quarter over quarter results in the core Library and School channels, offset partially by the continued decline from our K-12 Supplemental Education segment.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $2.8 million, or 21.7%, to $10.2 million for the three-month period ended September 30, 2006, from $13.0 million for the three-month period ended September 30, 2005. This decline results from what we believe is a significantly more competitive education market, especially in the leveled-reader product category which represents Sundance/Newbridge’s leading product lines. Our Sundance/Newbridge business, which represents 100% of this segment, competes in the K-12 market for classroom materials. This market’s competitors include other supplemental educational publishers such as Harcourt Achieve and National Geographic, as well as basal textbook publishers, such as McGraw Hill and Houghton Mifflin, which are generally much larger and have greater financial resources than the Company. We believe a significant percentage of all basal textbook programs are purchased for the classroom through state-wide and state organized “adoption” processes, thus resulting in multi-million dollar textbook purchase contracts for the winning basal publisher or publishers. For a variety of reasons, including limitations on funds available for supplemental classroom materials and the favorable position that the basal publishers have for marketing their own supplemental classroom materials, a challenging competitive environment began to emerge in 2005 for Sundance/Newbridge that presently is expected to continue throughout 2006 and into 2007. We have implemented many turn-around product and sales and marketing initiatives, both short-term and long-term, to address this increased competition but have yet to realize any meaningful benefit from these actions.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $2.5 million, or 15.3%, to $18.7 million for the three-month period ended September 30, 2006, from $16.2 million for the three-month period ended September 30, 2005. While operating in the same broader K-12 classroom materials market as Sundance/Newbridge, Triumph Learning and Buckle Down Publishing publish and market test-preparation study materials to a discrete niche of this overall market. A provision of the NCLB Act required each state to implement, for the 2005-2006 school year, increased standardized testing across many grade levels. It is these state standardized tests in reading, math and science that are the subject of Triumph Learning’s and Buckle Down’s test-prep study materials. Triumph Learning and Buckle Down Publishing proactively sought to benefit from the demand created by the NCLB Act by publishing new test-prep study materials corresponding to these new tests for many but not all states. While Triumph Learning’s and Buckle Down’s pre-publication costs increased significantly during 2005 and continue in 2006, both businesses have reported exceptional sales growth since the release of new products in late 2005. Revenues for Triumph Learning and Buckle Down product lines increased $2.6 million, or 21.8%, to $14.7 million for the three-month period ended September 30, 2006 from $12.1 million for the three-month period ended September 30, 2005. We anticipate that Triumph Learning and Buckle Down will continue to benefit in 2006 and into 2007 from the demand created by the NCLB Act.
     Options Publishing, reflected within the Test-prep and Intervention segment focuses on publishing and marketing high-quality products for underperforming and struggling students primarily in reading and math, referred to generally as intervention products. Revenue from Options Publishing decreased $0.1 million, or 3.6%, to $4.0 million for the three-month period ended September 30, 2006 from $4.1 million for the three-month period ended September 30, 2005. These results reflect decreased sales of certain reading and math assessment products period over period as new product releases are scheduled for the fourth quarter 2006 and first quarter 2007.

     Library. The Library segment, which consists of our Recorded Books business, publishes unabridged audiobooks and other audio-based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for more than two-thirds of revenue. Revenue for the Library segment, increased $2.7 million, or 14.3%, to $21.8 million for the three-month period ended September 30, 2006, from $19.1 million for the three-month period ended September 30, 2005. The majority of the segment revenue growth is attributable to the core public library channel, which increased 13.9% and represented approximately 68% of the business for the quarter, and the school channel, which grew more than 60% on the strength of our new Plugged-in to Reading product released in May 2006.
     Medical Education. Revenue for the Medical Education segment increased $0.2 million, or 3.1%, to $8.2 million for the three-month period ended September 30, 2006, from $8.0 million for the three-month period ended September 30, 2005. The third quarter 2006 was the first full quarter of ownership in both the 2005 and 2006 periods of our 2005 acquisitions of Scott Publishing and CMEinfo. The increase in segment revenue is primarily attributable to the CMEinfo and core Oakstone Medical product lines, partially offset by a sales decline in MKSAP preceding a fourth quarter release of a new edition, and certain Wellness channel products.
Cost of Goods Sold
     Cost of goods sold decreased $0.4 million, or 2.1%, to $16.2 million for the three-month period ended September 30, 2006 from $16.5 million for the three-month period ended September 30, 2005. Cost of goods sold as a percentage of revenue decreased to 27.5% from 29.4% period over period, primarily due to favorable changes in product mix and cost reductions.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $0.5 million, or 13.9%, to $2.9 million for the three-month period ended September 30, 2006 from $3.3 million for the three-month period ended September 30, 2005 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 28.4% from 25.8% period over period primarily due to increases in inventory obsolescence provisions.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $0.3 million, or 9.2%, to $3.6 million for the three-month period ended September 30, 2006 from $3.3 million for the three-month period ended September 30, 2005 as a result of revenue growth for the segment period over period. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 19.4% from 20.5% period over period primarily due to favorable margins from our Buckle Down product line which benefited from increased prices.
     Library. Cost of goods sold for the Library segment increased $0.2 million, or 2.1% to $7.4 million for the three-month period ended September 30, 2006 from $7.3 million for the three-month period ended September 30, 2005. Cost of goods sold as a percentage of revenue decreased to 34.0% from 38.0% period over period. The improvement in cost of goods sold as a percentage to revenue was a result of the changes in product mix coupled with production cost improvements.
     Medical Education. Cost of goods sold for the Medical Education segment decreased $0.3 million, or 13.3% to $2.2 million for the three-month period ended September 30, 2006 from $2.6 million for the three-month period ended September 30, 2005. Cost of goods sold as a percentage of revenue decreased to 27.4% from 32.5% period over period, primarily due to cost savings realized in transitioning from an external vendor to an in-house production of the CMEinfo products.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $0.2 million, or 0.9%, to $25.3 million for the three-month period ended September 30, 2006 from $25.1 million for the three-month period ended September 30, 2005. Selling, general and administrative expense as a percentage of revenue decreased to 42.9% from 44.5%, period over period. The decrease in selling, general and administrative expense as a percentage of revenue is primarily due to spending on transition and related expenses connected to our acquisition activities that occurred in 2005 and were not repeated in 2006 as well as reductions in benefits and compensation expense.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $0.3 million, or 5.1%, to $5.3 million for the three-month period ended September 30, 2006 from $5.6 million for the three-month period ended September 30, 2005 due to a reduction in revenue based costs including commissions. Selling, general and administrative expenses as a percentage of revenue increased to

52.0% from 42.9% period over period resulting primarily from the effect of decreased revenue on fixed expenses such as salaries.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $1.1 million, or 14.8%, to $8.2 million for the three-month period ended September 30, 2006 from $7.1 million for the three-month period ended September 30, 2005. The increase was primarily due to volume related increases in payroll for fulfillment and distribution and sales and marketing. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment decreased to 43.8% from 44.0% period over period.
     Library. Selling, general and administrative expense for the Library segment increased $0.6 million, or 10.4%, to $6.5 million for the three-month period ended September 30, 2006 from $5.9 million for the three-month period ended September 30, 2005 due to volume related increases in sales and marketing and fulfillment expenses and increased overhead costs. Selling, general and administrative expense as a percentage of revenue decreased to 29.9% from 31.0% period over period, primarily due to the favorable impact of the revenue increase on fixed costs.
     Medical Education. Selling, general and administrative expense for the Medical Education segment decreased $0.4 million, or 9.4%, to $3.9 million for the three-month period ended September 30, 2006 from $4.3 million for the three-month period ended September 30, 2005. The decrease is primarily due to transitional expenses related to the 2005 acquisitions of Scott Publishing and CMEinfo that did not repeat in 2006 and cost synergies from combining the acquired businesses. Selling, general and administrative expense as a percentage of revenue decreased to 47.4% from 53.9% period over period.
     Corporate. Our corporate general and administrative expense decreased $0.8 million, or 35.8%, to $1.4 million for the three-month period ended September 30, 2006 from $2.1 million for the three-month period ended September 30, 2005 due to legal, accounting and financial advisory fees that were incurred in 2005 and not repeated in 2006.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $4.2 million to $7.6 million for the three-month period ended September 30, 2006, from $3.4 million for the three-month period ended September 30, 2005. The increase includes a $2.9 million write-off of pre-publication costs related to our Sundance/Newbridge business that resulted from management’s assessment that the future cash flow from certain product lines would be below the carrying value of the related prepublication costs. In addition, investments in pre-publication activities have increased significantly over the last several years due to a greater emphasis on developing new products as well as the addition of assets obtained as a result of our acquisitions of Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo. We anticipate that the increased level of spending will continue through 2006 and amortization of pre-publication costs will continue to reflect this higher level of investment.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles increased $0.1 million to $1.4 million for the three-month period ended September 30, 2006, from $1.3 million for the three-month period ended September 30, 2005. The increase was primarily a result of the impact on amortization of intangibles associated with Scott Publishing and CMEinfo.
Interest Expense
     Interest expense increased $1.7 million, or 11.5%, to $16.7 million for the three-month period ended September 30, 2006 from $15.0 million for the three-month period ended September 30, 2005. This increase was due to the compounding effect of interest on our Senior Discount Notes and Preferred B and the increase in rates on our term loans. Our total outstanding debt increased from $513.4 million as of September 30, 2005 to $544.2 million as of September 30, 2006. The increase is a result of accretion on the Preferred B and amortization of the discount on our Senior Discount Notes, offset slightly by principal payments on our Term Loans.
     Cash interest expense increased $0.6 million to $8.2 million for the three-month period ended September 30, 2006 from $7.6 million for the three-month period ended September 30, 2005. The average interest rate increased to 9.56% for the three-month period ended September 30, 2006 from 7.63% for the three-month period ended September 30, 2005. Our cash interest bearing outstanding debt was $298.7 million as of September 30, 2006 compared to $300.5 million as of September 30, 2005.

     Interest expense consists of the following:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)

Interest expense:
Senior secured term loans	$3,097	$2,493
11 3/4% senior notes	4,994	4,994
12 1/2% senior discount notes – non-cash	3,069	2,718
Series B senior preferred stock – non-cash	5,514	4,704
Other	89	111

Total interest expense	16,763	15,020
Less: capitalized interest	(23)	(10)

Net Interest expense	$16,740	$15,010

     As of September 30, 2006 the Company had $126.5 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 8.91% and 9.91%. The average interest rate on the Term Loans was 9.56% for the three-month period ended September 30, 2006.
Discontinued Operations
     We disposed of our Chelsea House Publishers business on August 9, 2005 and its results of operations have been presented as a discontinued operation for all periods presented. A loss of $1.1 million on disposal of discontinued operations was reported for the three-month period ended September 30, 2005. There were no items reported in discontinued operations for the three-month period ended September 30, 2006.
Provision for Income Taxes
     The provision for income taxes was a benefit of $0.1 million for the three-month period ended September 30, 2006 compared to a $13.5 million expense for the three-month period ended September 30, 2005. The income tax benefit for the three-month period ended September 30, 2006 primarily reflects the third quarter impact on deferred taxes of the goodwill impairment charge at Sundance/Newbridge. The $13.5 million expense for the three-month period ended September 30, 2005 resulted primarily from the impact on deferred income taxes of removing the goodwill tax basis of Chelsea House Publishers in the August 2005 disposition. A current income tax expense of $0.1 million and $0.1 million was recorded for both the three-month periods ended September 30, 2006 and September 30 2005. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $0.3 million and $0.2 million for the three-month periods ended September 30, 2006 and 2005, respectively.
Net Loss
     Net loss for the three-month period ended September 30, 2006 was $8.3 million compared to $20.0 million for the three-month period ended September 30, 2005. The 2005 net loss includes the $13.5 million deferred tax expense related to the Chelsea House Publishers disposition and the $1.1 million loss on disposal of discontinued operations. These related transactions do not have counterparts in 2006. Conversely, the three-month period ended September 2006 was impacted by the $2.9 million write-off of pre-publication cost at our K-12 Supplemental Education segment.

Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006		2005
	(In Thousands)
Revenue
K-12 Supplemental Education	$29,601	17.7%	$36,903	23.2%
Test Prep and Intervention	54,761	32.7%	45,956	28.8%
Library	60,939	36.4%	58,804	36.9%
Medical Education	22,028	13.2%	17,682	11.1%

Total Revenue	167,329	100.0%	159,345	100.0%
Cost of goods sold	47,379	28.3%	46,315	29.1%
Selling, general and administrative expenses:
Marketing and sales	44,012	26.3%	39,303	24.7%
Fulfillment and distribution	13,343	8.0%	11,871	7.5%
General and administrative expense	20,038	12.0%	19,461	12.1%
Restructuring charges	407	0.2%	—	0.0%

Total selling, general and administrative expenses	77,800	46.5%	70,635	44.3%
Amortization of pre-publication costs	16,003	9.6%	9,444	5.9%
Goodwill impairment charge	24,393	14.6%	—	0.0%
Depreciation expense / amortization of intangibles	4,120	2.4%	3,666	2.3%

(Loss) income from operations	(2,366)	(1.4)%	29,285	18.4%
Interest expense	48,705	29.1%	43,819	27.5%
Other expenses, net of interest income	447	0.3%	1,630	1.0%

Loss before taxes	(51,518)	(30.8)%	(16,164)	(10.1)%
Tax benefit (provision)	3,159	1.9%	(13,735)	(8.7)%

Loss before discontinued operations	(48,359)	(28.9)%	(29,899)	(18.8)%

Loss from discontinued operations	17	0.0%	4,774	(3.0)%

Net loss	$(48,376)	(28.9)%	$(34,673)	(21.8)%

Revenue
     Our total revenue increased $8.0 million, or 5.0%, to $167.3 million for the nine-month period ended September 30, 2006 from $159.3 million for the nine-month period ended September 30, 2005. The increase is primarily due to the Test-prep and Intervention segment which benefited from the release of new products and increased demand resulting from the testing requirements created by the NCLB Act. The revenue increase also reflects the acquisitions of Scott Publishing in April 2005 and CMEinfo in June 2005, which are included in our financial statements prospectively from their respective date of acquisition, and are therefore only partially included in the results for the nine months ended September 30, 2005. The Library segment reported a modest period over period growth as well. The growth in the Test-prep and Intervention, Medical Education and Library segments was offset by a decline in the K-12 Supplemental Education segment.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $7.3 million, or 19.8%, to $29.6 million for the nine-month period ended September 30, 2006, from $36.9 million for the nine-month period ended September 30, 2005. The decline in revenue for the nine-month period ended September 30, 2006 is attributed to the significantly more competitive market noted previously.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $8.8 million, or 19.2%, to $54.8 million for the nine-month period ended September 30, 2006, from $46.0 million for the nine-month period ended September 30, 2005. Revenues for Triumph Learning and Buckle Down, our state-specific test-prep publishers, accounted for all of the segment growth for the period with an increase of $8.9 million, or 30.1%, to $38.5 million for the nine-month period ended September 30, 2006 from $29.6 million for the nine-month period ended September 30, 2005.
     Options Publishing, reflected within the Test-prep and Intervention segment focuses on publishing and marketing high-quality products for underperforming and struggling students primarily in reading and math, referred to generally as intervention products. Revenue from Options Publishing decreased $0.1 million to $16.2 million from $16.3 million, period over period.

     Library. Revenue for the Library segment increased $2.1 million, or 3.6%, to $60.9 million for the nine-month period ended September 30, 2006, from $58.8 million for the nine-month period ended September 30, 2005. Segment revenue, representing our Recorded Books business, increased primarily due to growth from the core public library channel and the school channel that includes the successful new Plugged-in to Reading product. The nine-month period ended September 30, 2006 also reflects the first quarter 2006 decline in Pimsleur language series royalties.
     Medical Education. Revenue for the Medical Education segment increased $4.3 million, or 24.6%, to $22.0 million for the nine-month period ended September 30, 2006, from $17.7 million for the nine-month period ended September 30, 2005. The increase in segment revenue is primarily attributable to the product lines we acquired in connection with our acquisitions of Scott Publishing which was completed in April 2005, and CMEinfo which was completed in June 2005, which are only partially included in the results for the nine-month period ended September 30, 2005. Revenue from our existing core Oakstone Medical product line decreased $0.6 million, or 6.3%, due to special subscription product deliveries in the prior year period, as well as lower sales of MKSAP, Oakstone’s largest product, a new edition of which will be released in the fourth quarter of 2006.
Cost of Goods Sold
     Cost of goods sold increased $1.1 million, or 2.3%, to $47.4 million for the nine-month period ended September 30, 2006 from $46.3 million for the nine-month period ended September 30, 2005. Cost of goods sold as a percentage of revenue decreased to 28.3% from 29.1% period over period, primarily reflecting favorable changes in product mix and reductions in product costs.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $1.2 million, or 12.3%, to $8.3 million for the nine-month period ended September 30, 2006 from $9.5 million for the nine-month period ended September 30, 2005 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 28.1% from 25.7% period over period due to product mix and inventory obsolescence. Specifically, a larger percentage of the revenue was derived from lower margin distributed product and the overall decline in revenue which has resulted in increased inventory obsolescence provisions.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $1.5 million, or 15.9%, to $11.1 million for the nine-month period ended September 30, 2006 from $9.6 million for the nine-month period ended September 30, 2005 as a result of the corresponding revenue growth for the segment period over period. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 20.3% from 20.9% period over period.
     Library. Cost of goods sold for the Library segment decreased $0.5 million, or 2.2% to $21.4 million for the nine-month period ended September 30, 2006 from $21.9 million for the nine-month period ended September 30, 2005. Cost of goods sold as a percentage of revenue decreased to 35.1% from 37.3%, period over period, primarily due to favorable changes in revenue mix and production cost improvements.
     Medical Education. Cost of goods sold for the Medical Education segment increased $1.2 million, or 22.3% to $6.5 million for the nine-month period ended September 30, 2006 from $5.3 million for the nine-month period ended September 30, 2005. The increase is primarily related to the acquisitions of Scott Publishing and CMEinfo, both of which were acquired in the second quarter of 2005 and therefore only partially included in the results for the nine-month period ended September 30, 2005. Cost of goods sold as a percentage of revenue decreased to 29.6% from 30.2% period over period, primarily due to the production cost improvements within our CMEinfo product line and other fold-in synergies from the 2005 acquisitions.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $7.2 million, or 10.1%, to $77.8 million for the nine-month period ended September 30, 2006 from $70.6 million for the nine-month period ended September 30, 2005. Selling, general and administrative expense as a percentage of revenue increased to 46.5% from 44.3%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased staffing, additional marketing and sales force related expenses and expenses related to the consolidation of the Iowa-based warehouse, customer service and order fulfillment functions of Buckle Down Publishing into our Northborough, Massachusetts facility.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment increased $0.9 million, or 5.5%, to $16.7 million for the nine-month period ended September 30,

2006 from $15.8 million for the nine-month period ended September 30, 2005. Selling, general and administrative expenses as a percentage of revenue increased to 56.4% from 42.9% period over period, resulting primarily from the effect of decreased revenue on fixed expenses such as salaries, as well as investments in sales and marketing initiatives aimed at returning the business to revenue and profit growth.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $3.5 million, or 16.5%, to $24.7 million for the nine-month period ended September 30, 2006 from $21.2 million for the nine-month period ended September 30, 2005. The increase was primarily due to volume related increases in payroll for fulfillment and distribution and sales and marketing and $0.4 million of restructuring costs incurred with the consolidation of the Iowa-based warehouse, customer service and order fulfillment functions of Buckle Down Publishing’s warehouse into the Northborough, Massachusetts facility. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment decreased to 45.2% from 46.2% period over period, due to the impact of the growth in revenue on fixed costs.
     Library. Selling, general and administrative expense for the Library segment increased $1.7 million, or 9.3%, to $20.3 million for the nine-month period ended September 30, 2006 from $18.5 million for the nine-month period ended September 30, 2005. Selling, general and administrative expense as a percentage of revenue increased to 33.3% from 31.5% period over period, primarily due to increased payroll and benefits costs from personnel additions and higher fulfillment costs arising from the new Recorded Books Unlimited program, whereby consumers are shipped titles that can be continually exchanged for new titles for a monthly fee.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $1.8 million, or 18.1%, to $11.7 million for the nine-month period ended September 30, 2006 from $9.9 million for the nine-month period ended September 30, 2005. The increase is primarily due to additional sales and marketing and fulfillment and distribution costs resulting from the 2005 acquisitions of Scott Publishing and CMEinfo which are only partially included in the results for the nine-month-period ended September 30, 2005. Selling, general and administrative expense as a percentage of revenue decreased to 53.0% from 55.9% period over period. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the impact of the growth in revenue on fixed administrative expenses, the absence of transitional expenses incurred in 2005 related to the acquisitions of Scott Publishing and CMEinfo and cost savings realized in 2006 through integration of these acquired businesses.
     Corporate. Our corporate general and administrative expense decreased $0.7 million, or 13.8%, to $4.4 million for the nine-month period ended September 30, 2006 from $5.1 million for the nine-month period ended September 30, 2005. The decrease is primarily due to legal, accounting and financial advisory fees incurred in 2005 that were not repeated in 2006.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $6.6 million, or 69.5%, to $16.0 million for the nine-month period ended September 30, 2006, from $9.4 million for the nine-month period ended September 30, 2005. Included in the 2006 expense is the $2.9 million write-off of prepublication costs in our Sundance/Newbridge business that resulted from management’s assessment that future cash flows from certain product lines would be below the carrying value of the related prepublication costs. Investments in pre-publication activities have increased significantly over the last several years due to a greater emphasis on developing new products as well as the addition of assets obtained as a result of our acquisitions of Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo. We anticipate that the increased level of spending will continue through 2006 and amortization of pre-publication costs will continue to reflect this higher level of investment.
Goodwill Impairment Charge
     During the second quarter of 2006 an indication of impairment existed in the Company’s K-12 Supplemental Education segment which consists of Sundance/Newbridge due to decline in revenues and operating profits and increased and unanticipated competition. Based on this indication of impairment, a goodwill impairment test was performed and during the second quarter of 2006 the Company recorded a $24.4 million goodwill impairment charge to Income from Operations for its K-12 Supplemental Education Segment.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles increased $0.5 million, or 12.4%, to $4.1 million for the nine-month period ended September 30, 2006, from $3.7 million for the nine-month period ended September 30,

2005. The increase was primarily due to amortization expense from the amortizable intangible assets acquired in the Scott Publishing and CMEinfo acquisitions.
Interest Expense
     Interest expense increased $4.9 million, or 11.2%, to $48.7 million for the nine-month period ended September 30, 2006 from $43.8 million for the nine-month period ended September 30, 2005. This increase was due to the compounding effect of interest on our Senior Discount Notes and Preferred B and increases in interest rates on our term loans. Our total outstanding debt increased from $513.4 million as of September 30, 2005 to $544.2 million as of September 30, 2006. The increase is a result of accretion on the Preferred B and amortization of the discount on our Senior Discount Notes, offset slightly by principal payments on our Term Loans.
     Cash interest expense increased $1.6 million, or 7.3% to $24.1 million for the nine-month period ended September 30, 2006 from $22.4 million for the nine-month period ended September 30, 2005. The average interest rate increased to 9.20% for the nine-month period ended September 30, 2006 from 7.25% for the nine-month period ended September 30, 2005. Our cash interest bearing outstanding debt was $298.7 million as of September 30, 2006 compared to $300.5 million as of September 30, 2005.
     Interest expense consists of the following:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Interest expense:
Senior secured term loans	$8,838	$7,192
11 3/4% senior notes	14,981	14,981
12 1/2% senior discount notes – non-cash	8,857	7,845
Series B senior preferred stock – non-cash	15,834	13,567
Other	264	263

Total interest expense	48,774	43,848
Less: capitalized interest	(69)	(29)

Net Interest expense	$48,705	$43,819

     As of September 30, 2006 the Company had $126.5 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 8.91% and 9.91%. The average interest rate on the Term Loans was 9.20% for the nine-month period ended September 30, 2006.
Discontinued Operations
     We disposed of our Chelsea House Publishers business on August 9, 2005 and its results of operations have been presented as a discontinued operation for all periods presented. Chelsea House Publishers reported an operating loss of $3.7 million and a loss on disposal of $1.0 million for the nine-month period ended September 30, 2005. There were no significant items reported in discontinued operations for the nine-month period ended September 30, 2006.
Provision for Income Taxes
     The provision for income taxes was a benefit of $3.2 million for the nine-month period ended September 30, 2006 compared to a $13.7 million expense for the nine-month period ended September 30, 2005. The income tax benefit for the nine-month period ended September 30, 2006 primarily reflects the impact on deferred taxes of the goodwill impairment charge at Sundance/Newbridge. The $13.5 million expense for the nine-month period ended September 30, 2005 resulted primarily from the impact on deferred income taxes of removing the goodwill tax basis of Chelsea House Publishers in the August 2005 disposition. A current income tax expense of $0.3 million was recorded for both the nine-month periods ended September 30, 2006 and September 30 2005. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $0.9 million for both the nine-month periods ended September 30, 2006 and 2005.

Net Loss
     Net loss for the nine-month period ended September 30, 2006 was $48.4 million compared to $34.7 million for the nine-month period ended September 30, 2005. This increase in net loss was primarily due to a $35.1 million decline in operating income at Sundance/Newbridge, which includes the $24.4 million goodwill impairment charge. The decline was offset by the $16.9 million decrease in the provision for income taxes and the $4.8 million decline in loss from discontinued operations.
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
     As of September 30, 2006, we were in compliance with all debt covenants that are applicable to the Company, and the available borrowing capacity under our Facility, which has no balance outstanding and as limited by our financial covenant ratios, was $21.9 million. Borrowings under our Facility bear interest at variable rates based on LIBOR plus an applicable spread.
     As of September 30, 2006, we had accrued $35.0 million for unpaid cash dividends on the Preferred B. We are restricted from making cash dividend payments on the Preferred B by the restricted payment provisions of our Senior Discount Notes.
     Our cash and cash equivalents decreased by $13.2 million to $56.4 million as of September 30, 2006, from $69.6 million as of December 31, 2005. This was due to cash used in investing and financing activities of $18.3 million and $1.1 million, respectively, offset with cash provided by operating activities of $6.2 million.
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
  Cash Flows
     Net cash provided by operating activities of continuing operations increased $2.5 million to $6.2 million for the nine-month period ended September 30, 2006 from $3.7 million for the nine-month period ended September 30, 2005. The increase in cash provided by operating activities was primarily due to the period over period increase in business volume.

     Net cash used in investing activities decreased $5.0 million, or 21.4%, to $18.3 million for the nine-month period ended September 30, 2006 from $23.2 million for the nine-month period ended September 30, 2005. The decrease was primarily due to $12.2 million used for the acquisitions of Scott Publishing and CMEinfo that occurred in April 2005 and June 2005, respectively. In addition, cash flows for the nine months ended September 30, 2006 included proceeds of $0.5 million and $1.0 million representing escrow returns from the Chelsea House Publishers disposition and CMEinfo acquisition, respectively. Additions to prepublication costs increased $0.7 million period over period while capital expenditures on fixed assets decreased $0.6 million, period over period.
     Net cash used by financing activities decreased $0.4 million to $1.1 million for the nine-month period ended September 30, 2006 from $1.5 million for the nine-month period ended September 30, 2005 due to a reduction in additions of deferred financing costs.
     Net cash used by discontinued operations decreased $1.4 million to $0.2 million for the nine-month period ended September 30, 2006 from $1.6 million for the nine-month period ended September 30, 2005. The decline in cash used by discontinued operations is primarily attributable to $2.0 million in pre-publication costs incurred by Chelsea House Publishers for the nine-month period ended September 30, 2005 offset by a $0.6 million decline in cash provided by operating activities of discontinued operations, period over period.
Capital Expenditures
     Pre-publication costs refer to the costs incurred in the development of new products. For the nine-month period ended September 30, 2006, we had $17.5 million of pre-publication costs, compared to $16.8 million during the nine-month period ended September 30, 2005. We expect to make expenditures of approximately $25.0 million for pre-publication costs in 2006. This level of spending is intended to support our successful core products and allow for the development of new products.
     Property and equipment expenditures are incurred to purchase tangible fixed assets such as computers, software and leasehold improvements. For the nine-month period ended September 30, 2006, we had $2.1 million of property and equipment expenditures compared to $2.7 million for the nine-month period ended September 30, 2005. We expect to make expenditures of approximately $3.5 million for property and equipment in 2006. This level of spending allows for our planned implementation of a new software system at our Recorded Books business, the rollout of a customer relationship management system for several other businesses and general additions to furniture, fixtures and equipment.
Contractual Obligations and Commitments
     There have been no material changes in our contractual obligations or commitments since December 31, 2005.
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
     As of September 30, 2006, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.1 million. As of September 30, 2006, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.2 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.
     Our $30.0 million Facility is available to finance our working capital requirements, subject to certain restrictive covenants that can reduce the available aggregate borrowings under the Facility. As of September 30, 2006, the available borrowing capacity under the Facility was $21.9 million, and the applicable interest rate is based on LIBOR plus an applicable spread. As of September 30, 2006, there were no borrowings outstanding under this credit facility. Also as of September 30, 2006, we had $126.5 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, were 9.91% for the First Term Loan and 8.91% for the Second Term Loan.
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transaction gain or loss recognized in our statement of operations due to currency fluctuations, mainly fluctuations in UK pounds. As a result, we do not hedge the exposure to these changes. As of September 30, 2006, a hypothetical 10% change in the foreign currency exchange rates applicable to such transactions would not have a material impact on our results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three and nine-month periods ended September 30, 2006, we granted options to purchase an aggregate of 489,000 and 601,500 shares of our common stock to employees under our Restated 2000 Stock Option and Grant Plan, respectively. The weighted average exercise price of these option are $0.50 and $0.59 per share, respectively. The options generally vest over 3 years. During the three-month period ended September 30, 2006, there were no common stock issuances pursuant to option exercises. During nine-month periods ended September 30, 2006, 4,614 shares of our common stock were issued pursuant to option exercises. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Act, as a transaction by an issuer not involving a public offering.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description	Page or Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 19, 2004.

3.1(a)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1(a) of the Company’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

32*

*	The Company is not an “issuer,” as the term is defined by Section 2(a)(7) of the Sarbanes-Oxley Act of 2002 (the “Act”), because it does not have a class of securities registered under Section 12 of the Securities Act and it is not required to file reports under Section 15(d) of the Exchange Act. Accordingly, the Company is not required to file the certifications that are otherwise required by 18 U.S.C. Section 1350, which were adopted as Section 906 of the Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

By:

Dated: November 13, 2006	/s/ Peter J. Quandt

Peter J. Quandt
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 13, 2006	/s/ Paul J. Crecca

Paul J. Crecca
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 13, 2006	/s/ Mark Kurtz

Mark Kurtz
Vice President of Finance and Accounting and
Chief Accounting Officer
(Principal Accounting Officer)