Form 10-K
period 2006-12-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2007-07-19
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission File Number: 333-109381

Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4087398
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)
10 New King Street, Suite 102 White Plains, NY (Address of Principal Executive Offices)	10604 (Zip Code)

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

The registrant had 20,012,914 shares of Common Stock, par value $0.001 per share, outstanding as of April 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1.	Business

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

Company Overview

We were formed in Delaware in 1997 and are a leading developer and publisher of products for the K-12 education, library and medical education markets. Our products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. Our high quality products are sold primarily to schools, libraries and medical professionals and have leading positions in the three markets we serve:

•	K-12 Education

•	K-12 Supplemental Education: We publish supplemental reading materials for the pre-kindergarten through eighth grade, or PreK-8, marketed under the well-known imprints Sundance Publishing and Newbridge Educational Publishing, and we also offer non-proprietary supplemental reading and literature products for the K-12 market. The results of operations of Chelsea House Publishers, which was divested in the third quarter 2005, have been eliminated from the K-12 Supplemental Education segment for all periods presented.

•	Test-prep and Intervention: We publish state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. We also publish skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.

•	Library: We publish unabridged audiobooks for adults and children under the Recorded Books imprint and market these titles, as well as selected non-proprietary unabridged audiobooks, primarily to public libraries and schools.

•	Medical Education: We publish continuing medical education products, or CME products, primarily in audio format, for doctors and other health care professionals under the Oakstone Publishing imprint. We also produce Medical Board Review courses under our CMEinfo imprint, in audio and video format. We also publish personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.

We develop our product offerings to address the unique needs of our target customers with a focus on continuous innovation and quality. We recognize the importance of creating and delivering new proprietary products to our customers. Our investment in product development or prepublication costs, which was $22.9 million, or 10.3% of our 2006 revenue, is specific to each of our imprints and brands. Our editors, managers and sales forces generate new product ideas, based on customer feedback and market research, to increase the likelihood of market acceptance and drive new sales growth. We currently offer over 16,000 proprietary titles, which contributed 91% of our 2006 revenue. Our investment in the development of new titles produced over 1,800 new products during 2006, and will contribute to the growth of our profitable backlist. We define our backlist as proprietary titles that generate revenue in any year following the calendar year of their initial release. Titles in our backlist typically sell for five years or more. The strength of our backlist, driven by effective product development and the longevity of our titles, reduces our dependence on new titles for current period revenue.

Our business model is designed to develop a diversified, recurring revenue stream, providing a foundation for organic growth. Of our 2006 revenue, 54.8% was generated from our backlist and 17.6% was generated from subscriptions. Together, 72.4% of our 2006 revenue resulted from these recurring revenue streams, which we believe increase the predictability of our sales and cash flows. We sell our products through multiple channels to more than 160,000 customers, including educators and school systems, public and school libraries, medical professionals, consumers and employers.

We seek to grow sales and improve cash flows at each of our businesses by developing and marketing new products, implementing professional sales and marketing programs and improving operating efficiencies. For the year ended December 31, 2006, we generated revenue of $222.0 million, and EBITDA (as defined in Part II, Item 6 of this Annual Report on Form 10-K under the heading “Selected Financial Data”) of $53.9 million. For the year ended December 31, 2006, we incurred a net loss of $72.9 million.

Business Segments

The Company’s financial reporting is organized into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education. The results of operations of Chelsea House Publishers, which was divested in the third quarter of 2005, have been eliminated from the K-12 Supplemental Education segment for all periods presented.

K-12 Supplemental Education

Our K-12 Supplemental Education segment publishes supplemental reading materials for the PreK-8 market under the well-known imprints Sundance Publishing and Newbridge Educational Publishing. Our K-12 Supplemental Education segment provided 28.4%, 20.5% and 15.4% of our consolidated revenue for the years ended December 31, 2004, 2005 and 2006, respectively. See our Consolidated Financial Statements.

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

Sundance/Newbridge offers over 2,500 proprietary titles across over 25 different product lines, including:

Product Line	Grades	Description

Newbridge Discovery Links — — Science — Social Studies — Intermediate Plus	K-5th	Non-fiction, guided reading programs and teaching resources, containing photographs and supporting text designed to engage students.
Sundance Alpha Kids	K-2nd	A large collection of guided readers of graduating difficulty to support small group instruction, with a subset of alphabet books.
Newbridge Big Books — — Early Science — Early Math — Early Social Studies — Ranger Rick Science Spectacular — Thinking Like a Scientist	K-6th	Shared reading program, teacher directs group reading with big books (16” x 20”), students engage in follow-up reading in student versions (5” x 7”) of the big books.
— Reading Quest	6th-8th	Leveled content-area reading for teaching social studies and science.
Sundance Second Chance Readers	2nd-8th	High-interest literature titles designed to give reluctant readers the support and enjoyment they need to build basic reading, writing and speaking skills.
Sundance Reading PowerWorks	1st-2nd	Standards-based, balanced literacy-theme units in science, social studies and math, with shared, guided and independent reading levels for students of differing abilities in the same classroom.
Newbridge Fluency Practice	3rd -5th	Three kits with copies of standards-based, nonfiction passages that include a self-administered quiz.
Sundance Comprehension Strategy Kits	3rd -5th	Three fiction and three nonfiction kits focused on comprehension reading strategies, with Modeling Transparencies, Interactive Practice Cards, Leveled Selections, Take-Home Readers, and assessment.
Sundance/Newbridge Smart Word Vocabulary Cards	K-8th	More than 2,000 instructional vocabulary cards that support every leveled book in the Sundance/Newbridge leveled book room. Each card includes engaging activities and Tips for Spanish Speakers.

In addition to these proprietary reading products, Sundance markets approximately 5,000 non-proprietary literature titles for students in grades K-12. Sundance also publishes teacher guides for approximately 250 of these titles, under the established brand names of LEAP (Literature Enrichment Activities Program), Chapter-by-Chapter, LIFT (Literature is For Thinking) and Novel Ideas. Primarily offered in paperback editions, these literature titles are attractively priced to encourage multiple copy purchases.

The competitive advantages of Sundance/Newbridge include our primary focus on the supplemental education market, our uniquely designed, customer-focused products, and our ability to provide our customers with customized product solutions based upon our extensive offering of proprietary and non-proprietary titles. This focus on the supplemental market allows Sundance/Newbridge to invest resources exclusively in the higher growth supplemental market, resulting in products which are more effectively focused on the supplemental product demands of classroom teachers. Further, our Sundance/ Newbridge field sales force has the ability to develop customized product solutions to meet specific and special customer needs, which our singular focus on the supplemental market makes possible.

Test-prep and Intervention

Our Test-prep and Intervention segment publishes test preparation materials, skills assessment products, and standards-based supplemental materials for students in grades K-12 in reading, math, and literature, and intervention programs based on educational principles and research. Our products are published under the well-known imprints of Triumph Learning and Options Publishing, and the Coach and Buckle Down brands which have been used in classrooms for over 20 years. Our Test-prep and Intervention segment provided 20.1%, 30.6% and 33.3% of our consolidated revenue for the years ended December 31, 2004, 2005 and 2006, respectively. See our Consolidated Financial Statements.

Triumph Learning/Buckle Down.  Under our Triumph Learning imprint and Buckle Down brand, we publish state-specific test-preparation books for K-12 state-standard competency tests, as well as nationally standardized test preparation books, covering four subject areas: math; reading or language arts; science; and social studies. Triumph Learning also publishes skills assessment products and complementary skills books focused on building reading, math, social studies, writing and other basic skills, which can be used either alone or in conjunction with our test-prep books.

Triumph Learning and Buckle Down together publish state-specific test-preparation titles for 27 states. Triumph Learning’s Coach titles are generally 200-300 pages and priced in the $9-$10 range, while Buckle Down titles are generally 150-225 pages and priced in the $6-$8 range.

Triumph Learning and Buckle Down product lines include:

Product Line	Grades	Description

Coach	K-12th	Approximately 1,050 state-specific test-prep workbooks covering 24 states; over 50 software titles covering 7 states; over 200 nationally standardized test preparation and complementary skills books books; collections of state-specific practice tests.
Buckle Down	3rd-12th	Approximately 400 state-specific test-prep workbooks covering 19 states; 40 nationally standardized test preparation books; collections of state-specific practice tests.

Triumph Learning’s and Buckle Down’s competitive advantages include the customer loyalty they have built over 20 years of providing state-specific test preparation materials, the breadth and depth of their product lines and the degree to which they customize each product to each state test. Unlike other test-preparation publishers, who may offer one series of products for all states or who partially customize books, our titles are highly customized and precisely focused on each state’s specific standards. Our products provide high quality instruction on each of the subjects assessed on the state test. Our practice tests, included in both Coach and Buckle Down books, have the benefit of helping students become more familiar with the actual test they will be taking because they match the features — including format, typeface, lettering or numbering system, style of answer foils and question type — of each state’s particular exam.

Options Publishing.  Under our Options Publishing imprint, we publish skills assessment products and standards-based supplemental materials for grades K-8 in reading, writing, science, and literature, and intervention programs based on educational principles and research. The core focus of Options Publishing’s product strategy is to create and offer products with effective learning techniques and extensive practice to assist students struggling with the current grade level curriculum. These products are often used in after-school, tutorial, and summer school environments, otherwise known as intervention settings, by students who have not initially achieved required skill levels through the classroom. Options Publishing offers more than 800 titles, and over 40 different product lines, including:

Product Line	Grades	Description

Comprehensive Reading Assessment Comprehensive Math Assessment Comprehensive Science Assessment Comprehensive Social Studies Assessment	K-8th	Comprehensive assessment of students’ skills in the specific subject, extensive exercises and lessons to improve performance in one book.
Best Practices in Reading	1st-8th	Each book uses research-based strategies, modeling in early lessons, and skills development to help students learn to become independent readers and thinkers.
Intervention Packages — Math or Reading	K-8th	Programs for after school, summer school and special programs, ability to diagnose students’ current functioning levels, instruction for critical skills and strategies, and extensive additional practice.

Options Publishing’s competitive strengths include its concentrated focus on developing products for the struggling student market and its knowledge of classroom trends and teacher demands through its extensive field sales network, which allows Options Publishing to rapidly create responsive product solutions. Options Publishing’s product development team has a track record of success in creating new products for the struggling student market in a timely and cost effective manner. Options Publishing’s sales and marketing effort is also a meaningful competitive strength. Its experienced field sales force is able to reach the significant struggling student school districts, and the extensive use of product sampling helps ensure students and teachers in the classroom environment remember and value Options products.

Library

Our Library segment publishes unabridged audiobooks and other products, under our Recorded Books imprint, for adults and children and markets these titles to public libraries, schools and consumers. We believe Recorded Books is the largest publisher of unabridged audiobooks in the United States. The Library segment provided 40.3%, 36.4% and 36.6% of our consolidated revenue for the years ended December 31, 2004, 2005 and 2006, respectively. See our Consolidated Financial Statements.

Recorded Books.  Recorded Books publishes and markets unabridged audiobooks in the U.S. and U.K. markets across multiple genres of literature, including mystery, history, classics, inspirational, western, romance, and sports, primarily in CD and audiocassette format. Recorded Books released over 1,100 new titles in 2006, and has over 9,000 titles on its backlist. Recorded Books licenses the right to produce an unabridged audiobook for the library market, usually on an exclusive basis, from the author or trade book publisher. Recorded Books’ unabridged audiobooks, which generally run 10 to 20 hours in length, are well known for their very high quality, from the engaging narration of the book performed by professional voiceover artists to the quality of recording and packaging materials used in the end product. Recorded Books’ dedication to quality production has won it numerous industry awards. In addition, to meet the increasing demand of its customers, Recorded Books supplements its proprietary audiobooks by distributing non-proprietary titles.

Approximately 38% of Recorded Books’ sales to public libraries are through its Continuous-Order-Plans (COP). In a COP, a public library agrees to purchase a specific number of new titles each quarter, with the size of such quarterly purchases ranging from 6 titles to over 300 titles. The COP arrangement automatically renews each year and benefits from high customer renewal rates. The new titles at each COP level are selected by Recorded Books, and while the library has the right to return COP titles, such returns have occurred at a rate of less than 3% historically. Our Continuous-Order-Plans represent a meaningful, recurring revenue stream for our Recorded Books imprint. As of December 31, 2006, over 3,000 libraries participated in our COP program.

In addition to its extensive production of unabridged audiobooks, Recorded Books has leveraged its expertise in audio-based products, and its reputation with the library market, by creating new product lines such as The

Modern Scholar series, and licensing on an exclusive basis for sale to the library market such well known product lines as the Pimsleur Language series and high-quality educational video programming from Primedia’s Films for the Humanities division. Beginning in late 2004, Recorded Books began to offer a downloadable audiobook service to the public library market, in which libraries pay an annual subscription fee based on usage, which allows their patrons to download audiobooks to their computers or portable music players. Recorded Books also offers proprietary and non-proprietary audiobooks to libraries and consumers under its Audio Adventures and Landmark brands.

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

Medical Education

Our Medical Education segment publishes audio-based CME products, under our Oakstone Medical imprint, which it sells to doctors and other health care professionals. Under our Oakstone Wellness imprint, we publish wellness products, which we sell to businesses for their employees. We acquired CMEinfo in June 2005, which is included in our Oakstone Medical imprint, and Scott Publishing. In April 2005, which is included in our Oakstone Wellness imprint. Overall, Oakstone Medical and Oakstone Wellness produce over 700 continuing medical education and wellness-related products in audio, video, print, electronic and web and live event formats. Our Medical Education segment provided 11.2%, 12.5% and 14.7% of our consolidated revenue for the years ended December 31, 2004, 2005 and 2006, respectively. See our Consolidated Financial Statements.

Oakstone Medical Publishing.  Oakstone Medical publishes audio-based CME products for doctors and other health care professionals under our Practical Reviews brand. With its more than 30-year history, we believe Oakstone Medical is a leading publisher of audio-based CME products. Oakstone Medical’s flagship product, Practical Reviews, covers 28 medical, dental and allied health specialties. We sell Practical Reviews on a subscription basis, and produce and deliver it to subscribers monthly on CD, MP3 or audiocassette. The Practical Reviews product consists of a summary and critical review of the most important medical journal articles for the month, generally numbering 15 to 25, in a particular medical specialty. Each monthly installment of the product is accompanied by a brief test, which the medical professional can take to earn the CME credits necessary to maintain his or her medical license. Each Practical Reviews medical specialty product is created monthly by an established panel of well known doctors in that specialty, most in a medical education position. Each Practical Reviews medical specialty is sponsored by either the medical association for that specialty, such as the American Academy of Neurology for our Neurology Practical Reviews product, or Johns Hopkins University School of Medicine, our primary sponsor and medical school advisor for each program. These sponsorships generally provide the basis for our Practical Reviews product being accredited CME programs, although Oakstone Medical itself is also an accredited CME provider.

Internists seeking to become licensed physicians certified in internal medicine must first pass the medical boards in internal medicine. Furthermore, every 10 years they must recertify to maintain their standing. The American College of Physicians, the largest medical society in the United States, produces a product every three years known as the Medical Knowledge Self Assessment Program (MKSAP), representing the current body of knowledge in internal medicine that internists must know to pass their primary medical boards. Oakstone Medical, under an agreement with American College of Physicians, publishes an audio-based version of the MKSAP product, which it sells to medical professionals seeking to pass their medical boards certification and recertification exams.

Oakstone Medical also publishes video and audio-based medical self-study board review and CME courses, under our CMEinfo brand, which we acquired in June 2005. Through agreements with medical conference providers such as the Mayo Clinic and Harvard Medical School, CMEinfo tapes live medical conferences, which it then publishes and markets in DVD, VHS, audio cassette and CD format. CMEinfo publishes and markets more than

80 courses, consisting of over 2,000 hours of certified CME programming in 29 medical and health care disciplines. We sell these products to doctors primarily as review courses for their medical boards. In addition to its Practical Reviews and CMEinfo brands, Oakstone Medical offers more than 100 other products, including continuing medical education products, informed consent programs and free reports.

Oakstone Wellness Publishing.  Oakstone Wellness publishes under its brand name, Top Health, a one-page, two-sided monthly newsletter on personal wellness topics, which it sells to businesses in bulk on a subscription basis for distribution to their employees. This relatively inexpensive product promotes healthy lifestyles to the employee recipients, thereby offering the businesses the potential to lower their health care costs. Oakstone Wellness also publishes a more comprehensive 8-page wellness newsletter, under the brand Personal Best, which it also markets to businesses for their employees.

Oakstone Medical’s competitive advantages include its more than 30-year history in producing audio-based and other CME products, the breadth of the medical, dental and allied health specialties in which it publishes product, its affiliations with numerous leading medical institutions, such as the American College of Physicians and Johns Hopkins University School of Medicine, and the high quality network of doctors and other medical professionals that create its products on a monthly basis.

Seasonality

Our business is subject to moderate seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Customers

Our customer base is highly diversified across a broad range of end customers in the K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education markets, mitigating our exposure to a downturn in any particular market or industry. In 2006, no one customer accounted for more than 6% of our consolidated revenue, and our ten largest customers accounted for less than 12% of our consolidated revenue.

K-12 Supplemental Education.  Our Sundance and Newbridge imprints sold their products to more than 26,000 customers, consisting of schools and school districts, individuals and others in 2006, with sales to schools and school districts representing over 87% of 2006 revenue for this segment.

Test-prep and Intervention.  Triumph Learning, Buckle Down and Options Publishing sold their products to approximately 30,000 customers, consisting mostly of schools and school districts, in 2006, with such customers accounting for substantially all of 2006 revenue for this segment.

Library.  Recorded Books sold its products to approximately 6,000 U.S. and U.K. public libraries, 13,000 schools and school libraries, and 34,000 consumers and consumer related distributors in 2006. In addition, Recorded Books sells and rents its products to consumers at retail locations and through direct mail and other channels.

Medical Education.  Oakstone Medical Publishing sold its products to more than 44,000 customers in 2006, consisting predominately of doctors seeking to maintain current knowledge and/or obtain continuing medical education credits for licensing and hospital affiliation purposes.

Product and Content Development

We make significant investments in product development, which is an important focus at each of our businesses and, we believe, a key factor in the continued success of our backlist. Though the product development process varies across our imprints and brands, all of our product development efforts feature a disciplined approach designed to reduce the risk of introducing products that will not receive market acceptance or achieve profitable sales levels. Our editors, managers and sales force generate new product ideas that are outsourced to freelance authors for writing and development, providing us with significant operating leverage. We limit expenditures during the product development process until we see evidence of feasibility and likely success in the market.

There are two important aspects of product development across our various imprints: the identification of new product lines and the development of new titles within existing and new products lines.

Identification of New Product Lines.  The identification of new product lines is the core of the new product development culture across our company and is primarily the responsibility of the senior management of our various publishing imprints. Our Chief Executive Officer and our Publisher are also significantly involved in this process. New product ideas originate from many sources, including the product development teams for each imprint, our sales forces, internal market and customer research studies and reviews of competitive product offerings. Once we identify a new product line that we consider promising, we prepare a business and financial plan. Assuming the expected return on investment exceeds our minimum requirements, we then subject the product concept to a customer review and feedback process. For smaller new product lines, this process might simply include an informal review by established market contacts. For larger new product lines, we conduct organized customer focus groups to gather comprehensive feedback. Upon a successful customer review, the product development team takes over to begin creating the new titles under the new product line.

Development of New Titles.  Across our various imprints, we have published more than 1,000 new proprietary titles each year since 2003. In the development of these new titles, we invested $12.2 million, $21.9 million and $22.9 million in 2004, 2005, and 2006, respectively. Our product development teams for each imprint lead the creation of our new proprietary titles, working with independent authors, illustrators, designers, artists, narrators and, in the case of our Medical Education segment, medical professionals. We believe that our use of independent experts enables us to produce a significant number of new titles each year with a relatively small in-house product development team. This approach also gives us the resource flexibility to continue producing and expanding our product lines and to create new product lines more quickly. We engage the majority of these independent product development partners on a work-for-hire basis, while some well-known authors create products for us under a royalty arrangement. Our imprint-specific product development teams are responsible for the final product design and layout prior to transferring the new product master to production for printing or duplication. Our products require varying periods of development time depending upon the complexity of the graphics and design, and the writing and editing process. We develop most of our new K-12 Supplemental Education and Test-prep and Intervention titles in a six- to twelve-month period. We generally produce new Recorded Books titles in a three- to six-month timeframe, and Oakstone Medical and Oakstone Wellness products on a monthly basis.

While the important aspects of product development are similar across our imprints, the actual processes vary by imprint based on the market, specific customer needs and product requirements.

K-12 Supplemental Education

Sundance/Newbridge develops its new products through the creation of proprietary titles and the co-publishing/revision of supplemental education titles originally produced for markets outside the United States.

Market needs, which we identify through both quantitative and qualitative market research, drive our proprietary product development. Because it publishes supplemental education products exclusively, we believe that Sundance/Newbridge is able to respond more quickly to a variety of market needs than many basal textbook publishers, resulting in smaller, focused products that are highly targeted for a specific audience and instructional setting. Once a market need has been recognized as a new publishing opportunity, Sundance/ Newbridge seeks to validate the product concept with educators and frequently builds a product prototype, which it tests against similar, competitive products.

Depending on the size and complexity of the product, a combination of in-house editors and designers, augmented by external resources (either freelancers or vendors who manage entire components of the program), create the finished product. Sundance/Newbridge products utilize robust technology solutions for pre-press work, which integrates editors, designers, and vendors. In addition, we use high quality children’s illustrators to create original artwork for many of our products and leading photo agencies for photo research and permissions. With the increasing demand for research-based products, Sundance/Newbridge has also begun collaborating with prominent university professors to develop the research basis and instructional design of new products.

Sundance/Newbridge also imports published products from outside the United States, particularly Australia and New Zealand, and modifies them for the U.S. market. The level of customization required to make foreign products appropriate for the U.S. market varies, but may involve a re-editing of the text, replacement of some of the artwork, new covers and packaging, or conversion from hardcover to softcover.

The product development staff includes a high proportion of former educators, whose experience, we believe, brings significant authenticity and credibility to the products. Supplementing the work of the editorial staff are leading academics and current educators, who provide guidance in developing cutting edge instruction and critical localized services, such as the correlation of Sundance/Newbridge products to state and district-level standards and the preparation of lesson content.

Test-Prep and Intervention

Triumph Learning’s product development efforts involve a three-pronged approach that focuses on updating existing state-specific materials in response to changes in state tests, developing non-state-specific skills materials and entering new state markets with customized titles. The revised Elementary and Secondary Education Act, also known as the No Child Left Behind Act, or NCLB, has resulted in test changes in most of the states for which Triumph Learning publishes products; additionally state tests typically change every three to five years. Thus, to be successful, test-preparation publishers must anticipate these changes and deliver product soon after the new tests are issued. Triumph Learning’s authors, editors and sales representatives have long-term relationships with personnel in state education departments that allow it to monitor changes in state tests as well as to receive up-to-date information on standards changes and test formats as soon as they become available. Triumph Learning screens new editorial hires for an understanding of the curriculum, a commitment to quality and a sensitivity to the needs of students and educators. These editors then seek to cultivate a broad pool of authors that can produce high quality test preparation material. The combination of these factors, together with its 40 years of experience developing content, usually enables Triumph Learning to be first to market with high quality test-preparation products that it develops for and targets toward specific states.

When evaluating whether to develop product for a new state, Triumph Learning analyzes the size of the state, the consequences of performance on the state’s test, the state’s average expenditures on instructional materials and the competitive landscape. Once Triumph Learning decides to enter a state, it works closely with the educators in that state and carefully analyzes the state’s tests in order to develop products that address specific testing needs in the context of the state’s curriculum. In order to maintain the state-specific focus and credibility of its product line, Triumph Learning strives to match and customize the type, difficulty, structure and presentation of questions to the state test in the markets in which it publishes. Triumph Learning’s writing, editorial and graphic design teams create and adapt content for each test to achieve a custom product that matches the state test as closely as possible.

Also operating in the test preparation market, our Buckle Down brand follows a similar product development model. Starting from a base of experience in assessment and test preparation, and utilizing the talents of a strong editorial and content development team, some of whom are graduates of award-winning writing programs, Buckle Down analyzes the standards, assessments, competition, and funding landscape in each state. This analysis first informs the decision of whether and what to publish for that state and then, following a positive decision, guides product development.

Options Publishing is known for its focused quality product for the struggling student market. The development team is composed of experienced editors — all former educators — who have in-depth expertise in the various curriculum areas that Options Publishing targets. Paying close attention to information from schools, teachers, administrators and field salespeople, Options Publishing has been able to develop product quickly and take advantage of new market opportunities, often before its competitors, and to constantly explore new niches as the market and funding sources change.

Library

Recorded Books begins its product development efforts by acquiring the rights to produce books in the recorded audiobook format. Recorded Books utilizes its deep, long-standing relationships with publishers, agents and authors to review or preview books for rights acquisition. These relationships improve its ability to identify high quality product early and obtain the rights at reasonable costs. In some instances, Recorded Books’ ongoing relationships allow it to purchase the exclusive unabridged audio rights to a title directly from the author prior to completion or publication, thereby reducing its acquisition cost. Recorded Books has also successfully purchased rights in competitive auctions. Through its Continuous-Order (COP) plans, Recorded Books has the ability to sell automatically up to 3,000 copies of a title to libraries across the country on the first day of a new title release, giving Recorded Books a significant advantage over its competitors in the library market when purchasing rights.

Recorded Books’ direct, daily interaction with librarians generally enables it to be first to market with new products that satisfy specific market demands. For example, in response to direct requests and feedback from its library customers, from 2002 through 2006, Recorded Books introduced an audio lecture series, The Modern Scholar; a remastered Classics imprint; The Bible on audiocassette and compact disk; and a downloadable audiobook service provided in conjunction with NetLibrary.

Recorded Books operates an audiobook recording studio in New York City, employing as independent contractors voice talent from the stage and screen industries. The studio director casts each work individually, choosing the narrators whose talents best fit the type of book being recorded. The studio operates seven recording booths and creates between 700 and 1,000 recordings each year varying in length from less than one hour to more than 45 hours each. Each recording is edited and proofread against the written work to ensure faithfulness to the word-for-word reproduction of the unabridged text. We employ a full-time linguist who researches pronunciations in each text, supplying narrators with pronunciation guides for each recording session. Final recordings undergo quality control review at our facilities in Prince Frederick, Maryland as a part of the duplication and assembly process.

Medical Education

Oakstone Medical conducts readership surveys, focus groups and market research to determine what products are likely to be successful in both its physician and employee wellness markets. Once it identifies a medical education need in a specific medical specialty, it develops a new CME program to address that need, taking into account content, format and marketing considerations. Oakstone Medical frequently works in tandem with its medical society and educational institution partners throughout this process, focusing on both quality of content and fulfillment of specialty-specific requirements. By launching products in conjunction with these partners, Oakstone Medical seeks to maximize the recognition the product will have in the target market. While the partnering institution often provides the CME credit, Oakstone itself is also accredited by the Accreditation Council for Continuing Medical Education as a provider of CME, and can provide the CME credit if a partner institution is not be available for a product launch. Credits are awarded according to the number of hours required to effectively participate in the activity. Partner relationships provide not only significant operating leverage, but also access to more than 400 private and academic physicians with whom Oakstone Medical currently works to develop content for either one-time products or ongoing, subscription-based products. Oakstone Medical produces its core product, Practical Reviews, monthly. Our coordinating editors collect summary and critical reviews of the most important medical journal articles for the month, generally numbering from 15 to 25 in a given medical specialty, from our physician group, and then record and produce these reviews in CD, MP3 or audio cassette format, which are accompanied by a brief test. Oakstone Medical produces its board review and medical procedures courses periodically. It sends a team of technicians to the location to tape the medical conference, and then edits the video in its in-house facilities. It then produces these courses in DVD, VHS, CD and audio cassette formats.

Oakstone Wellness produces its health and wellness products after analysis of content opportunities within the Oakstone publication list, looking for health, wellness, safety, productivity and shiftwork information that the purchasing company requests to produce additional original or update its existing product offerings. Focusing on areas of information and motivation that purchasing companies hope will help them reduce health insurance costs has proven most successful. Formats of products range from newsletters that we sell on a subscription basis to brochures, booklets, calendars and posters, all encouraging healthy lifestyles and safe and productive environments. We develop and produce nine monthly and bi-monthly newsletters, utilizing both internal and external resources, including a review of our core newsletters, Top Health, Personal Best and Best of Health by our Medical Advisory board.

Sales and Marketing

We place a great deal of emphasis on utilizing a multi-tiered sales and marketing strategy. We recognize the importance of having a flexible, integrated and fully-coordinated sales and marketing effort to reach all potential customer levels. We conduct our sales and marketing activities through employees and independent field sales representatives, inside and outsourced telesales and telemarketing, direct mail with catalogs, product promotional pieces, conventions, and teacher workshops and through our involvement in professional associations.

Our sales and marketing efforts are guided by the following three principles:

•	Build and Leverage a Knowledgeable and Committed Sales Force. We believe our sales personnel are deeply knowledgeable about and committed to the professional disciplines they serve. We emphasize the recruitment of full-time inside sales representatives, particularly experienced education professionals and senior sales representatives and sales managers with a record of accomplishment and established networks of customers. Our focus on full-time inside sales representatives, rather than the use of independent sales agents who represent multiple publishers, gives us a dedicated sales force with deeper customer relationships and more focused sales responsibilities than those of many of our competitors. These factors have allowed us to achieve greater market penetration with our highly recognizable brands and products.

•	Capitalize on our Extensive Expertise in Direct Marketing. We make extensive use of catalog mailings, product samplings, continuous order plans and various other forms of direct mail campaigns. We have built and maintain electronic databases of current, former and prospective customers in each of our segments. We carefully track customer purchasing history, contact data, feedback and current purchasing information. We use these databases to support our direct and indirect sales campaigns and regard this data as highly valuable and proprietary. We are deeply committed to building our direct marketing capabilities which will help us in targeting current and new customers with new product and content offerings.

•	Focus on Targeted, Consultative Solutions to Differentiate Us from Competition. We work with our customer base to provide targeted, customized solutions to their special classroom material needs, which can lead to sales to a given customer in excess of $1 million. This consultative sales process also provides valuable input to our product development effort, while providing “one-stop-shopping” for our customers.

As of December 31, 2006, our employee field sales force consisted of 129 sales professionals and 14 sales representatives focused on telemarketing. In addition, as of that date, we utilized the services of 88 outside representatives to sell our products. In 2006, we distributed over ten million catalogs to potential customers across our various imprints.

While the principles are the same across our imprints, the execution of the marketing plans varies by business in accordance with their particular markets and customers.

K-12 Supplemental Education

Sundance/Newbridge generates sales through employee field sales representatives, a highly experienced independent sales force, telesales representatives and direct marketing. This multi-tiered sales approach allows it to reach more customers in a cost effective way. Sundance/Newbridge supports its national sales force with an experienced sales management team and sales support organization. These sales efforts are supported through attendance at national, regional, key state and local conferences every year.

Sundance/Newbridge produces multiple types of catalogs for its products, targeted to specific customer groups and buying patterns, and mailed approximately 3.8 million catalogs in 2006 during specific strategic buying windows. The success of this direct mail effort is driven in large part by the extensive reach and high quality of our proprietary mailing lists, as well as the reputation of the Sundance and Newbridge product lines. We believe that these direct marketing methods complement a changing dynamic in the educational publishing markets that is providing teachers with greater power to make purchasing decisions without approval of their central school or school system.

Test-prep and Intervention

Triumph Learning has been shifting its sales and marketing focus from primarily an independent sales force that sells Triumph Learning products to a multi-channel approach, in which almost all members of its sales force, including both employees and independent sales representatives, now sell Triumph Learning products exclusively. Triumph Learning has implemented various strategies to improve sales penetration and reduce cost of sales, including the introduction of a telesales program. Triumph Learning complements its sales representatives, both inside and field, with targeted direct mail campaigns, especially during critical buying periods. Finally, Triumph Learning regularly mails catalogs to its customers and is seeking to increase the focus of its direct marketing efforts to include electronic direct response and fax campaigns, as well as targeted print, in order to reach specific customers and maximize contact with customers during optimal purchase cycles.

Buckle Down has historically been a direct mail company, marketing its products through an array of catalogs, brochures, and other mail pieces, supported by attendance at state and national trade shows. Since we acquired Buckle Down, it has been shifting towards a multi-channel distribution method mirroring the efforts at Triumph Learning, including by expanding its in-house sales department and offering Buckle Down products though Options Publishing’s experienced sales representatives.

Options Publishing focuses its sales and marketing efforts through a nationwide network of sales representatives. This team consists of both full-time employees and independent sales representatives. Two full-time national consultants work on site with the customers to introduce and train teachers on large purchases of Options Publishing materials. In addition, Options Publishing increases its exposure by using well-known authors as major speakers at conferences in large districts and by attending more than 250 local, regional and national conferences and through targeted advertising in specific education periodicals and conference programs. Options Publishing also utilizes a sophisticated direct mail plan that includes sending sample copies of product to targeted local and national buyers and to school administrators nationwide, also promotes sales through its website.

Library

Recorded Books has internal sales representatives and sales managers that sell exclusively to public libraries throughout the United States, as well as sales representatives and sales managers that target public libraries in the United Kingdom. We believe Recorded Books has the only field sales organization dedicated to the public library market in the U.S., which provides it with a significant competitive advantage in selling product into this customer channel. In support of this sales force, in 2006, Recorded Books mailed twelve separate catalogs to over 16,000 public library locations in the United States and an additional four catalogs, on a quarterly basis, to approximately 3,000 public libraries in the United Kingdom.

In the school market, Recorded Books has a combination of internal and independent sales representatives. Field representatives are supplemented by internal telesales representatives. Recorded Books also mailed approximately 1,700,000 catalogs to schools in the United States in 2006. These catalogs were sent in three seasonal mailings so as to coincide with most schools’ regular buying cycles.

In the consumer market, Recorded Books markets its audiobooks and other products for rental and sale directly through the use of catalog mailings and its website. On average, Recorded Books mails over 34,000 catalogs per month directly to consumers. Recorded Books also distributes titles through booksellers, such as Barnes & Noble, Borders and Waldenbooks.

Medical Education

Oakstone Medical sells its products primarily through direct marketing campaigns. It identifies target customers by medical specialty, receives up-to-date mailing lists from partner societies and institutions or from the American Medical Association, develops creative packages with offers to capture customers’ attention and reaches them efficiently through direct mail. It also follows a very disciplined practice of tracking costs, response and return on investment on each individual direct mail campaign to minimize the risk of mailing an unprofitable campaign and to assist in allocating investments in future mailings. An outbound sales and service team routinely calls current customers in an effort to sell additional products and to secure renewals of subscription products.

Oakstone Medical also provides all of its various product offerings via its websites and offers some products online through additional websites designed and created explicitly for those products. Additionally, e-mail marketing is becoming more viable as e-mail addresses of physicians are readily available. Oakstone Wellness markets to employers through direct mail, utilizing sample newsletters, an order form and testimonials. In addition, a team of account managers calls lists of human resource professionals and others who purchase health and wellness information for their employees to sell them the newsletters and other products. The same phone personnel deal directly with their client lists to sell them additional products throughout the life cycle of the client, maximizing the relationship. We believe this is important as our larger clients tend to purchase additional Oakstone Wellness products based on a strong customer relationship and repeated customer contact.

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

K-12 Supplemental Education.  Sundance/Newbridge faces competition from supplemental education publishers such as: The Wright Group, a McGraw-Hill unit; Harcourt Achieve, a Reed Elsevier unit; Celebration Press and Modern Curriculum Press, each of which is a Pearson unit; Scholastic; Great Source, a unit of Houghton Mifflin; Mondo and National Geographic. In addition, basal textbook publishing companies such as McGraw-Hill and Houghton Mifflin increasingly have been producing products for the supplemental reading and content areas and have been gaining market share.

Test-prep and Intervention.  Triumph Learning and Buckle Down generally face competition from small companies that publish products that are state or subject area focused, such as math or reading, or from large educational publishers that publish products focused on national standards. Generally, large educational publishers do not publish state-specific test-preparation products, which we believe results from their view that the individual state markets are too small to publish specific product. Triumph Learning and Buckle Down’s primary competitors include Harcourt Achieve, People’s Publishing and Curriculum Associates. Options Publishing faces competition in its skills assessment and intervention product categories from Harcourt Achieve, Curriculum Associates, Great Source and Scholastic.

Library.  Recorded Books faces competition in the public library market from other publishers of unabridged audiobooks, including Books on Tape, a division of Random House, BBC Audio (Chivers), Blackstone, Brilliance Audio and Audio Editions, none of which, we believe, is more than one-third the size of Recorded Books in the public library market. In the consumer channel, which is not a major emphasis for Recorded Books, we compete with the large trade publishers, including Random House, Simon & Schuster, Harper Collins and Time Warner.

Medical Education.  Oakstone Medical faces limited direct competition in its primary audio product format, compact discs, and its flagship product, Practical Reviews, has few direct competitors. However, the larger market for print and other formats of continuing medical education products is fragmented and highly competitive, and few institutions produce CME products on their own. Oakstone Wellness has one primary competitor, Hope Health.

Seasonality and Quarterly Results of Operations

Our business is subject to moderate seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters in each year. In addition, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library and consumer purchasing decisions; the unpredictable funding of schools and libraries by federal, state and local governments; consumer preferences and spending trends; and the timing of introductions of new products.

Production and Fulfillment

The principal raw materials used in our products are paper, cassette tapes and audio compact discs. We purchase paper and audio media from suppliers directly based on price, quality and, to a lesser extent, availability. Paper is a commodity product which is affected by demand, capacity and economic conditions. We believe that adequate sources of supply will continue to be available to fulfill our requirements.

Nearly all of our print products are printed and bound by third parties with whom we have contracts. We believe that outside printing and binding services at competitive prices are readily available. We conduct much of our pre-press production, typesetting, layout and design functions internally, which we believe provides us with greater quality control and flexibility over the creative process. We produce the product master files for our non-print products, including our audiocassettes and compact discs, internally and then replicated both in-house and through third party vendors as volume, scheduling and packaging demands dictate.

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

Environmental Regulation

We are subject to environmental laws and regulations relating to the protection of the environment, including those that regulate the generation and disposal of hazardous materials and worker health and safety. We believe that we currently conduct our operations in material compliance with applicable environmental laws and regulations. Based on our experience to date and the nature of our operations, we believe that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on our financial condition, results of operations or liquidity.

Employees

As of December 31, 2006, we had 821 full- and part-time employees. None of our employees are represented by any union or other labor organization, we have had no strikes or work stoppages and we believe our relations with our employees are good.

Item 1A.	Risk Factors.

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially and adversely affect our business, or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and the other public statements we make.

Risks Related to Our Business

Our substantial leverage and indebtedness may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry.

We are highly leveraged and have significant debt service obligations. As of December 31, 2006, we had total indebtedness of $552.8 million of which $125.0 million is due in August 2008. See Note 12 to our Consolidated Financial Statements.

In the future we may borrow more money, subject to limitations imposed on us by the agreements governing our debt.

Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

•	we are required to use a substantial portion of our cash flow from operations to pay interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;

•	our debt service requirements increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that have less debt;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital expenditures in the future and implement our business strategies;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements; and

•	our substantial leverage may make it more difficult for us to satisfy our debt service obligations.

We have a history of losses, which we expect to continue, and we might not ever achieve or maintain profitability.

We have experienced losses every year since our inception. In 2006, we had a net loss attributable to holders of common stock of $76.2 million, and had an accumulated deficit of $304.6 million at December 31, 2006. We expect to continue to incur losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our business will be harmed.

A decrease in funding of schools and libraries by federal, state and local governments could reduce our sales and profits.

During 2006, we derived more than 72.5% of our revenue from schools, school districts and school and public libraries. These institutions depend on funding from federal, state and local governments to purchase our products. Many state and local governments have faced, and may continue to face, budget deficits. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools or libraries could delay or reduce our revenue. Any substantial reduction or delay in governmental funding earmarked for education or library materials could have a material adverse effect on our sales.

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

To maintain a competitive advantage, we will need to continue to invest in product development and sales and marketing. We may not have sufficient resources to make the necessary investments to compete successfully against our competitors. We cannot assure you that we will be able to compete effectively with these companies in the future, and if we are unable to compete effectively, our financial condition and results of operations will be materially adversely affected. See “Business — Competition.”

Misuse, misappropriation or other loss of our proprietary rights could have a material adverse effect on our results of operations.

Our success depends in part on our intellectual property rights in the products that we develop. We rely on a combination of registered and common law copyright, trademark and trade secret laws of the United States and other countries, as well as customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights or develop technology or products that are similar to ours. Any such infringement or misappropriation could materially adversely affect our future financial results, reduce or eliminate any competitive advantage we have developed and otherwise harm our business. Enforcing our intellectual property rights could result in substantial costs and a diversion of management’s attention and resources, which could materially affect our business, financial condition, cash flows or results of operations, and we may not prevail.

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

In addition, we may be vulnerable to claims of defamation, negligence, personal injury or other legal theories relating to the information we publish, including content licensed from third parties. Our insurance, which covers commercial general liability, may not adequately protect us against these types of claims. Furthermore, if such claims are successful, we may be required to cease selling or alter our product, pay financial damages or obtain licenses from others (if available on favorable terms or at all). Any of the foregoing could cause us to incur significant costs and prevent us from distributing or selling our products.

Our management has broad discretion over the application of cash and cash equivalents on hand, and investors will not have the opportunity to evaluate information concerning the application of such amounts.

As of December 31, 2006, we had on hand cash and cash equivalents of $69.8 million. Our management has broad discretion as to the use and allocation of such cash and cash equivalents, and investors will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in the application of such cash and cash equivalents.

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

The price of paper constitutes a significant portion of our costs relating to our print book products and direct mail solicitations. Significant increases in the price of paper may have an adverse effect on our future results. Postage for product distribution and direct mail solicitations is also one of our significant expenses. To manage the potential effect of inflation on paper costs, we negotiate arrangements of up to one year with brokers to ensure a supply of needed paper at fixed pricing, and when advantageous, we purchase and inventory raw material paper in advance of our production need. While we distribute many of our products under a contract with the United Parcel Service, shipping and postage costs increase periodically and can be expected to increase in the future. If the costs of paper or postage increase and we are unable to pass on these increased costs to our customers, our operating results could be adversely affected.

We may be unable to successfully complete acquisitions and our acquisitions may divert management attention from operating our business.

We intend to continue to seek selective acquisition opportunities for future expansion, but we cannot assure you that we will be able to identify, negotiate, consummate and integrate acquisitions on attractive terms, nor can we assure you that the acquired businesses will perform as expected or contribute significant sales or profits to us. We face increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on terms favorable to us.

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

Media/Communications Partners III Limited Partnership and its affiliates beneficially own 71.7% of Haights Cross Communications’ common stock. This fund can therefore direct our policies and can select a majority of Haights Cross Communications’ directors. The interest of Media/Communications Partners III Limited Partnership and its affiliates may conflict with the interest of our other investors.

Media/Communications Partners III Limited Partnership and its affiliates make investments in media businesses and businesses that support or enhance media properties, including publishing businesses. Media/Communications Partners III Limited Partnership and its affiliates may at any time own controlling or non-controlling interests in media and related businesses, including publishing businesses, some of which may compete with us. Media/Communications Partners III Limited Partnership and its affiliates may identify, pursue and consummate acquisitions of publishing businesses that would be complementary to our business. If this were to occur, these acquisition opportunities would not be available to us.

Changes in Media/Communications Partners III Limited Partnership’s beneficial ownership interest in us could result in an event of default under our debt agreements.

Certain changes in Media/Communications Partners III Limited Partnership’s beneficial ownership interest in us could constitute a change of control under our senior secured revolving credit facility, our senior secured term loans and the indentures governing the senior notes and senior discount notes, resulting in an event of default thereunder. Any such event of default could trigger a cross-default under one or more of our other debt agreements and, in any event, would require us to make an immediate payment under such agreements and obligations at a time when we may not have the funds to do so.

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

Our senior secured revolving credit facility also requires us to meet specified financial ratios. If we do not comply with the restrictions in the senior secured revolving credit facility, the senior secured term loans, the indentures governing the senior notes and the senior discount notes or any of our other financing agreements, a default may occur. Under certain circumstances, this default may allow our creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. If we were unable to repay those amounts, the lenders under the senior secured revolving credit agreement and senior secured term loans could proceed against the collateral granted to them to secure that indebtedness. We have pledged all of our assets as collateral to secure our obligations under the senior secured revolving credit agreement and senior secured term loans. If the lenders under the senior secured revolving credit agreement and senior secured term loans accelerate the repayment of borrowings, we cannot assure you that a sale of the assets pledged as collateral will provide sufficient proceeds to repay the amounts outstanding under the senior secured revolving credit facility, the senior secured term loans, the senior notes and the senior discount notes. In addition, the lenders may be able to terminate any commitments they had made to provide us with further funds. See Note 12 to our Consolidated Financial Statements.

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

We have incurred and will continue to incur increased costs as a result of our efforts to comply with the requirements of the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. During our audit for the year ended December 31, 2006, we discovered a material weakness concerning our controls related to a deficiency in technical expertise with respect to our accounting for income taxes, accounting with respect to Financial Accounting Standards Board Position 150-5 (FSP 150-5) “Issuer’s Accounting under FAS 150 for Freestanding Warrants and Other Similar Instruments of Shares that are Redeemable” and valuation expertise to determine the amount of goodwill impairment at Options Publishing. See Item 9A of this Annual Report on Form 10-K for a discussion of this material weakness. In addition, commencing in 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to certify to such effectiveness, as and when required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance related issues. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission (the “SEC”) or the other regulatory authorities, which would require additional financial and management resources.

Future transactions may limit our ability to use our net operating loss carryforwards.

As of December 31, 2006, we had net operating loss carryforwards, or NOLs, of $111.7 million. These NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. It is possible that a future transactions could cause us to undergo an ownership change. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The offices of our senior executive management are located in approximately 5,450 square feet of leased space at 10 New King Street, White Plains, New York under a lease that expires in June 2008. As of December 31, 2006, we own a 52,000 square foot office, warehouse and production facility in Prince Frederick, Maryland, which is used by our Library segment and a 16,000 square foot office and warehouse in Merrimack, New Hampshire, which is used by our Test-prep and Intervention segment. We also lease 14 additional office, warehouse and mixed use facilities for our businesses, as summarized in the table below

Leased Locations As of December 31, 2006	Use	Sq. Ft.	Expiration Date

136 Madison Avenue, New York, NY(2)(7)	Office	1,626	January 31,2007
302 N Washington Ave, Moorestown, NJ(3)(8)	Office	250	February 28,2007
200 Skipjack Road, Prince Frederick, MD(1)	Warehouse	23,000	November 30, 2007
500 Corporate Parkway, Birmingham, AL(3)	Office	30,248	November 30, 2007
11-13 E. 26th Street, New York, NY(2)	Office	5,500	December 31, 2007
8310 Capital of Tx Hy, Austin, TX(2)	Office	2,910	April, 30, 2008
One Beeman Road, Northborough, MA(5)	Warehouse/Office	150,000	July 31, 2009
2308 Heinz Road, Iowa City, IA(2)	Warehouse/Office	45,000	September 30, 2009
140 Bugeye Square, Prince Frederick, MD(1)	Warehouse	19,400	November 6, 2009
136 Madison Avenue, New York, NY(2)	Office	16,500	March 30, 2010
826-828 Broadway, New York, NY(1)	Recording Studios	11,500	August 31, 2010
Units 4 Rearsby Business Park, Rearsby, UK(1)	Warehouse/Office	20,000	December 31, 2010
2080 Cabot Blvd. West, Langhorne, PA(6)	Office	9,955	March 31, 2011
3927 Second Ave., Birmingham, AL(3)	Warehouse	5,000	Month-to-Month

(1)	This property is used by our Library segment.

(2)	This property is used by our Test-prep and Intervention segment. On April 1, 2006, 30,000 square feet, the entirety of the Iowa warehouse was vacated, and is being held for sub-lease.

(3)	This property is used by our Medical Education segment.

(4)	This property is used by our K-12 Supplemental Education segment.

(5)	This property is used by our K-12 Supplemental Education and Test-prep and Intervention segments.

(6)	This property was previously occupied by our Chelsea House business, and is being held for sub-lease.

(7)	This property was vacated after the lease expired.

(8)	This lease was renewed after the expiration date.

We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that suitable additional or alternative space will be available at commercially reasonable terms for future expansion, if necessary.

Item 3.	Legal Proceedings.

On February 27, 2007, certain holders of our Series B Senior Preferred Stock (the “Preferred B”) filed an action in the Delaware Chancery Court seeking an order to compel us to allow them access to inspect certain of our corporate and business books and records pursuant to a request under Section 220 of the Delaware General Corporation Law and under the Investors Agreement, as amended, between us and certain of our stockholders. No monetary relief is sought in this action. The plaintiffs made a number of allegations in the action, including allegations of breach of fiduciary duty and corporate mismanagement, to support their request for access to our books and records. We contended that the documents sought by plaintiffs in this action far exceeded those to which they are entitled under Section 220 of the Delaware General Corporation Law or the Investors Agreement, believed the action was without merit, and intended to vigorously defend against it.

On June 29, 2007, in connection with a recapitalization agreement we entered into with, among others, the holders of the Preferred B, the plaintiffs agreed to dismiss this action upon the closing of such agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for a description of the recapitalization agreement.

In addition to the foregoing, from time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

There is no public trading market for our common stock.

Holders

As of April 2, 2007, there were approximately 8 holders of record of our common stock.

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

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2006, which has been derived from our consolidated financial statements. The consolidated balance sheet data as of December 31, 2005 and 2006 and consolidated statement of operations and cash flow data for the years ended December 31, 2004, 2005 and 2006 are derived from the Company’s consolidated financial statements audited by Ernst & Young LLP, our independent registered public accounting firm, which are included elsewhere herein, which in the case of year 2004 and 2005 have been restated. The data as of December 31, 2002, 2003, 2004 and 2005 and for the years ended December 31, 2002, 2003, 2004 and 2005 also have been restated. See Note 2 to the consolidated financial statements and Management’s Discussion and Analysis included elsewhere in this Annual Report on Form 10-K. When you read our selected historical consolidated financial data, it is important for you to read it along with our audited consolidated financial statements, the notes to those audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
	(Dollars in thousands)

Consolidated Statements of Operations
Data:
Revenue:
K-12 Supplemental Education	$42,656	$44,763	$48,450	$43,096	$34,296
Test-prep and Intervention	21,682	25,171	34,421	64,501	73,909
Library	65,451	61,137	68,878	76,626	81,328
Medical Education	18,297	18,188	19,144	26,262	32,471

Total revenue	148,086	149,259	170,893	210,485	222,004
Cost of goods sold	46,424	45,925	52,998	60,864	62,429
Selling, general and administrative expense(2)	59,826	61,751	74,300	94,527	105,709
Amortization and write-off of pre-publication costs(3)	5,311	6,835	9,106	13,150	20,619
Goodwill impairment charges(4)	—	—	—	—	34,812
Depreciation and amortization	1,945	2,099	2,954	5,038	5,499

Income (loss) from operations	34,580	32,649	31,535	36,906	(7,064)
Interest expense and other(5)(7)	(19,298)	(34,226)	(50,281)	(61,215)	(66,256)

Income (loss) before taxes, discontinued operations and cumulative effect of accounting change	15,282	(1,577)	(18,746)	(24,309)	(73,320)
Benefit (provision) for income tax(6)	(3,499)	(3,510)	(3,880)	(4,952)	1,601

(Loss) income before discontinued operations and cumulative effect of accounting change	11,783	(5,087)	(22,626)	(29,261)	(71,719)
(Loss) income from discontinued operations	5,576	(289)	(3,788)	(4,976)	(1,136)
Cumulative effect of accounting change(4)(8)	(48,610)	—	—	2,213	—

Net loss	$(31,251)	$(5,376)	$(26,414)	$(32,024)	$(72,855)

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
	(Dollars in thousands)

Other Financial Data:
EBITDA(9)	$41,836	$41,583	$43,595	$55,094	$53,866
Additions to pre-publication costs(3)	8,806	10,833	12,163	21,877	22,852
Additions to property and equipment	1,787	2,815	3,248	3,831	2,759
Interest expense(5), (7)	17,993	19,928	48,194	59,328	65,787
Net cash provided by (used in):
Operating activities	41,075	30,026	21,233	24,491	25,930
Investing activities	(10,594)	(6,079)	(93,306)	(29,483)	(24,234)
Financing activities	(23,214)	6,798	116,569	(1,802)	(1,393)
Ratio of earnings to fixed charges(10)	1.4	—	—	—	—

	As of December 31,
	2002	2003	2004	2005	2006
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
	(Dollars in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,701	$32,389	$78,581	$69,592	$69,847
Working capital	16,630	49,588	94,647	76,483	72,841
Total assets	231,236	265,522	399,703	401,319	362,686
Total debt(7)	200,596	239,750	492,848	520,743	552,769
Redeemable preferred stock(7)	126,191	143,663	36,882	37,717	41,051
Total stockholders’ deficit	(139,468)	(163,897)	(192,819)	(228,121)	(303,918)

(1)	We have restated our selected historical consolidated financial results set forth in this table related to deferred tax valuation allowance and to reflect our outstanding warrants to purchase our Series A preferred stock (“Preferred Warrants”) that should have been recorded as a liability and marked to market, as more fully described in Note 2, “Summary of Significant Accounting Policies” in the accompanying financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Selling, general and administrative expense is a summary of the following captions from our consolidated statement of operations: marketing and sales, fulfillment and distribution, general and administrative, and restructuring. For the year ended December 31, 2002, our selling, general and administrative expense includes non-recurring restructuring and restructuring related charges of $(0.1) million related to severance accruals and warehouse and information technology expenses. For the year ended December 31, 2003, our selling, general and administrative expense includes restructuring and restructuring related charges of $2.0 million, relating to the consolidation of the warehousing, customer service and order fulfillment functions of our Sundance/Newbridge and Triumph Learning businesses. For the years ended December 31, 2004 and 2005, our selling, general and administrative expense includes restructuring and restructuring related charges of $0.4 million and $0.4 million, respectively, relating to IT system implementation costs at our Recorded Books and Triumph Learning businesses. For the year ended December 31, 2006 our selling, general and administrative expense includes restructuring and restructuring related charges of $0.8 million, relating to the consolidation of the Iowa-based warehousing, customer service and order fulfillment functions of our Buckle Down Publishing business with our existing shared service facility in Northborough, Massachusetts, the closing of our New York City editorial office of our Sundance/Newbridge business and IT system implementation costs at our Recorded Books business.

(3)	We capitalize and amortize the pre-publication costs associated with the development of our new products. These costs primarily include author fees under work-for-hire agreements (excluding royalties), the costs associated with artwork, photography and master tapes, other external creative costs, internal editorial staff costs and pre-press costs that are directly attributable to the product. Also included is the intangible value assigned to the backlist of acquired companies. These capitalized pre-publication and intangible costs are amortized over the anticipated life of the product, for a period not exceeding five years. For the year ended December 31, 2006 our amortization and write- off of pre-publication expense includes a pre-publication asset impairment charge of $3.0 million in our K-12 Supplemental Education segment which consists of our Sundance/Newbridge business.

(4)	On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” We performed the initial impairment test as of January 1, 2002 and recorded a goodwill write-down of $48.6 million, which is presented in our consolidated statements of operations as a cumulative effect of accounting change. We performed subsequent impairment tests in each year succeeding the year of adoption and for the year ended December 31, 2006 financial results include a $34.8 million goodwill impairment charge related to our Sundance/Newbridge and Options Publishing businesses. ( See Note 8, “Goodwill”, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(5)	For the year ended December 31, 2003, our interest expense and other expense includes a redemption premium of $9.2 million incurred in connection with our redemption of subordinated debt with proceeds from our August 20, 2003 refinancing.

(6)	For the years ended December 31, 2002, 2003, 2004 and 2005 the provision for income taxes was restated for deferred income tax expense, the related deferred taxes payable and the valuation allowance. ( See “Deferred Income Tax Restatement” in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(7)	On January 1, 2004 we adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This adoption required that our Preferred B be classified as debt on our consolidated balance sheet and that the dividends and accretion related to the Preferred B be classified as interest expense on a going forward basis. (See Note 13, “Equity and Redeemable Preferred Stock”, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(8)	The financial statements for the year ended December 31, 2005 were restated to reflect our outstanding Warrants as liabilities in accordance with FASB Staff Position FAS 150-5: Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. As a result of recording these Preferred Warrants as liabilities which should be marked to fair market value, the Company recorded a gain of $2.2 million, which is presented as a cumulative effect of accounting change for the year ended December 31, 2005.

(9)	We define “EBITDA” as net income (net loss) before interest, taxes, depreciation, amortization, discontinued operations and cumulative effect of a change in accounting for goodwill. We present EBITDA because we believe that EBITDA provides useful information regarding our operating results. We rely on EBITDA as a primary measure to review and assess the operational performance of our company and our management team in connection with executive compensation and bonus plans. We also use EBITDA to compare our current operating results with corresponding historical periods and with the operating performance of other publishing companies and for evaluating acquisition targets. We believe such information is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe it can assist investors in comparing our performance to that of other publishing companies on a consistent basis without regard to depreciation, amortization, interest, taxes, and cumulative effects of accounting changes and discontinued operations that do not directly affect our operations.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income (net loss), cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States. Such limitations include:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capitalized pre-publication costs;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA differently than we do, thereby limiting its usefulness as a comparative measure.

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
	(Dollars in thousands)

Reconciliation of net loss to EBITDA:
Net loss	$(31,251)	$(5,376)	$(26,414)	$(32,024)	$(72,855)
Cumulative effect of accounting change	48,610	—	—	(2,213)	—
Net loss (income) from discontinued operations	(5,576)	289	3,788	4,976	1,136
Interest expense and other, including income taxes	22,797	37,736	54,161	66,167	64,655

Income from operations	34,580	32,649	31,535	36,906	(7,064)
Amortization of pre-publication costs	5,311	6,835	9,106	13,150	20,619
Goodwill impairment charges	—	—	—	—	34,812
Depreciation and amortization of intangibles	1,945	2,099	2,954	5,038	5,499

EBITDA	$41,836	$41,583	$43,595	$55,094	$53,866

(10)	The “ratio of earnings to fixed charges” is an analytical tool used to assist investors in evaluating a company’s ability to meet the interest requirements of debt securities or the dividend requirements of preferred stock. Earnings for the purpose of this calculation are defined as pretax income before the effects of discontinued operations, extraordinary items and the cumulative effect of accounting change. Fixed charges are defined as the sum of interest expense, amortization of deferred financing costs, and the interest portion of rental expense. For the year ended December 31, 2003, interest expense includes $3.2 million of charges for the write-off of deferred financing costs associated with our August 20, 2003 financing and a redemption premium of $9.2 million incurred in connection with our redemption of subordinated debt with proceeds from our August 20, 2003 refinancing. For the years ended December 31, 2003, 2004, 2005 and 2006 earnings were inadequate to cover fixed charges by $1.6 million, $18.8 million, $24.3 million and $73.3 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements included in this Annual Report on Form 10-K include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of business trends, are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.

The forward-looking statements that we make in this Annual Report on Form 10-K are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from such forward-looking statements. We refer you to documents filed by us with the SEC, specifically Item 1A of this Annual Report on Form 10-K, as may be amended from time to time, which identify important risks that could cause our actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.

Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are: (i) our substantial leverage and indebtedness, which may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry; (ii) our history of losses, which we expect to continue; (iii) changes in funding of school systems and libraries by federal, state and local governments, which could reduce our sales and profits, if any; (iv) our inability to compete in the highly competitive industry in which we operate; (v) the seasonal and cyclical nature of sales of our products; (vi) the effect that misuse, misappropriation or other loss of our proprietary rights could have on our results of operations; (vii) our need to defend against intellectual property infringement and other claims, which may cause us to incur significant costs and divert management attention; (viii) the inability of our investors to evaluate the application of our cash and cash equivalents, over which management is given broad discretion; (ix) our dependence on key personnel; (x) a growth in multimedia products that may compete with and reduce our publishing activities; (xi) technological changes that may reduce the sales of our products; (xii) the effect of an increase in paper or postage costs, which could adversely affect our business; (xiii) our inability to successfully complete acquisitions, and that such acquisitions may divert management attention from operating our business; (xiv) the ability of our principal stockholders, who own a large percentage of our common stock, to influence or control the Company; (xv) a change in beneficial ownership of our principal stockholder, over which we have no control, could result in an event of default under the Facility (as hereafter defined); (xvi) our inability to take certain actions because of restrictions contained in our debt instruments, which may adversely affect our operations; (xvii) our ability to update and expand the content of existing products and develop new products in a cost effective manner and on a timely basis; (xviii) the effect that a material change to or repeal of the federal government’s No Child Left Behind Act would have on our revenue and profitability; (xix) the effect that a substantial reduction in the emphasis placed by federal and state governments on assessment and remediation in K-12 education would have on our operations; (xx) our dependence on a limited number of suppliers and service providers, the interruption of supply or service with which could have a material adverse effect on our operations; (xxi) a disruption in our distribution centers could significantly lower our revenues and profitability; (xxii) our dependence on a central computer system, which if damaged, or if service is interrupted or a failure occurs, could adversely affect our customer relationships and harm our ability to attract new customers; (xxiii) changes in the competitive environment, including those which could adversely affect our cost of sales; (xxiv) changes in the relative profitability of products sold; (xxv) regulatory changes that could affect the purchase of our products; (xxvi) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xxvii) the potential effect of a continued weak economy on sales of our products; (xxviii) the risk that our well-known authors will depart and write for our competitors; and (xxix) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in SEC rules (including the Sarbanes-Oxley Act of 2002), listing standards and accounting rules.

Information included in this Annual Report on Form 10-K is made as of the date hereof. We undertake no obligation, and disclaim any duty, to update our forward-looking statements, including any financial projections we make. We do not endorse any projections regarding future performance that may be made by third parties.

Recent Developments

  Delay in Filing Periodic Reports

We are a “voluntary filer” for purposes of the periodic and current reporting requirements of the SEC. We are a voluntary filer because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or listed on an exchange or in any automated inter-dealer quotation system of any national securities association, and we are no longer required to file reports under Section 15(d) of the Exchange Act. Rather, we continue to file our reports under the Exchange Act in order to comply with the reporting covenants contained in our outstanding term loan agreements and bond indentures.

On April 2, 2007, we filed a Notification of Late Filing on Form 12b-25 with the SEC relating to our inability to file on a timely basis this Annual Report on Form 10-K as a result of (i) the need to complete work on a restatement of our financial statements to reflect adjustments to our accounting for the Preferred Warrants and deferred income taxes, which restatement is discussed and included herein, and (ii) the need to further investigate, and to allow our independent accountants to conduct additional procedures with respect to, matters of disagreement that Mr. Eugene I. Davis, a member of our Board of Directors, had expressed concerning the process by which new management employment agreements, entered into between us and Mr. Peter J. Quandt, our Chief Executive Officer, and Mr. Paul J. Crecca, our Executive Vice President and Chief Financial Officer, on January 31, 2007, had been approved by the Board of Directors, as discussed further below. On April 17, 2007, we filed a Current Report on Form 8-K disclosing that we were not yet in a position to file our Annual Report on Form 10-K insofar as the investigation referred to above was still ongoing.

Effect of late filing on our financial reporting covenants.  Under our Facility (as defined below), we are required to file our annual financial statements with the agent for such Facility within 90 days following the end of our fiscal year and our quarterly financial statements with the agent for such facility within 45 days following the end of our first three fiscal quarters of each fiscal year. Under the agreements relating to our Senior Secured Term Loans and the indentures relating to our Senior Notes and Senior Discount Notes (each as defined herein), we are required to timely deliver to the agent under the Senior Secured Term Loans and the trustee under the bond indentures, within the time periods specified by the SEC’s rules and regulations, the financial information required to be contained in our Annual Report on Form 10-K and other periodic reports, including our Quarterly Reports on Form 10-Q. As a result of the delay in filing this Annual Report on Form 10-K, we defaulted on our annual financial information delivery covenants in the Facility, in the agreements for the Senior Secured Term Loans, and in the indentures for our Senior Notes and Senior Discount Notes. In addition, as a result of the delay in filing our Quarterly Report on Form 10-Q for our quarter ended March 31, 2007, we defaulted on our quarterly financial information delivery covenants in the Facility, in the agreements for the Senior Secured Term Loans, and in the indentures for our Senior Notes and Senior Discount Notes.

Under the respective terms of the Facility, the Senior Secured Term Loan agreements, and the indentures, a default of a financial information delivery covenant can become an “Event of Default,” and potentially enable the indebtedness thereunder to become accelerated, following written notice to us from the agents and/or trustee and/or the requisite lenders or holders and the continuation of such default without cure for a stated period (referred to as the “cure period”). The cure period under the Facility with respect to a default of a financial information delivery covenant is 30 days following notice, and the cure period under the Senior Secured Term Loan agreements and the indentures with respect to a default of a financial information delivery covenant is 60 days following notice.

With respect to the Facility, the indentures and the Senior Secured Term Loans:

•	We received a default notice from the agent under the Facility on May 14, 2007, which stated that we were in default of the annual financial information delivery covenant for our failure to timely furnish to the agent under the Facility our annual financial information for our fiscal year ended December 31, 2006. We received a second default notice from the agent under the Facility on June 12, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely furnish the annual financial information for our fiscal year ended December 31, 2006 if we furnished such information to the agent by July 12, 2007. On July 12, 2007, we received a third notice from the agent under the Facility extending the cure period to July 26, 2007.

•	We received default notices from the trustee under the indentures on May 29, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely file with the SEC our annual financial information for the fiscal year ended December 31, 2006 included in this Annual Report on Form 10-K if we filed this report within 60 days of the date of notice.

•	We received a default notice from the agent under the agreements for our Senior Secured Term Loans on June 19, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely file with the SEC our annual financial information for the fiscal year ended December 31, 2006 included in this Annual Report on Form 10-K and our quarterly financial information for our fiscal quarter ended March 31, 2007 (to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007) if we filed such reports within 60 days of the date of notice.

Accordingly, by filing this Annual Report on Form 10-K with the SEC and/or delivering it to the applicable agents and/or trustee, we have cured our outstanding defaults relating to the filing and/or furnishing of our annual financial information for our fiscal year ended December 31, 2006. We are concurrently filing our quarterly report on Form 10-Q with the SEC which will cure defaults of our covenants relating to the filing and/or furnishing of our quarterly financial information for our fiscal quarter ended March 31, 2007.

As a result of the default under the Senior Secured Term Loan agreements, the interest rate on the outstanding balance under the First Term Loan (as defined below) increased as of April 18, 2007 from 9.86% to 11.36%. Such interest rate will decrease to 9.86% one business day after the filing of this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

Investigation of disagreements with Mr. Davis.  In communications with the company and our auditors, Mr. Davis had made allegations to the effect that (i) “fraud” had been committed in connection with the “creation” of the employment agreements with Messrs. Quandt and Crecca, (ii) Messrs. Christopher S. Gaffney and Stephen F. Gormley, who constitute a majority of our non-employee directors and who approved the agreements, had a conflict of interest with respect to the agreements because they were “interested parties” and stood to gain personal benefits by approving such agreements, and (iii) a compensation consultant retained by the company to prepare and advise upon the agreements should have been retained directly by the Board of Directors, and that the ultimate report delivered by the compensation consultant was inadequate to support the agreements. In response, the Board of Directors engaged independent outside counsel to investigate Mr. Davis’ allegations and report back to the Board of Directors.

On June 29, 2007, the independent counsel presented its final findings to the Board of Directors. The material findings were as follows:

•	The employment agreements were not misleading and did not have secret terms, and no director that voted upon the agreements was deprived of relevant information that would have affected his vote. Accordingly, the allegation of “fraud” was not supported.

•	Messrs. Gaffney and Gormley obtained no personal benefit and avoided no personal detriment in connection with the employment agreements apart from the benefit conferred on the company. The benefit and detriment of those agreements, namely, the retention of Quandt and Crecca as employees of the company, was shared equally by all of the company’s shareholders. As a result, Gaffney and Gormley were not “interested” in the transaction under Delaware law, such that their involvement in negotiating the agreements was a conflict of interest, and the “business judgment rule” thus protects their vote in favor of the agreements.

•	The engagement of the compensation consultant by the company was the “functional equivalent” of engagement by the Board of Directors, insofar as Messrs. Gaffney and Gormley, who constituted two of the three directors (Mr. Davis being the third) who would have made the decision to engage the consultant, knew of, and approved, the engagement.

•	The compensation consultant provided several legitimate bases to support her report.

Mr. Davis has accepted the independent counsel’s findings. Consistent with the independent counsel’s recommendations, we have prepared a description of the process leading up to the approval of the employment agreements and the role of the compensation consultant in the preparation and approval of such agreements. This description, together with a complete description of the employment agreements (and related noncompetition agreements), is set forth in “Item 11 — Compensation Discussion & Analysis” in this Annual Report on Form 10-K.

  Recapitalization

On June 29, 2007, we entered into an agreement with the holders of a majority of the outstanding shares of each of the Preferred B, our Series A preferred stock (“Preferred A”) and our common stock (the “Recapitalization Agreement”). Under the terms of the Recapitalization Agreement, upon the execution thereof the parties approved, and we adopted and filed, an amendment to our certificate of incorporation that provides for the holders of our Series C preferred stock (“Preferred C”), the Preferred B, and the Preferred A to elect to convert the outstanding shares thereof (and the related Preferred Warrants) into common stock at an agreed upon rate. Upon the closing of the Recapitalization Agreement, (i) the parties would approve, and we would adopt and file, a second amendment to our certificate of incorporation that would have the effect of eliminating all existing outstanding shares of common stock and options and warrants to purchase such common stock, and (ii) the holders of the Preferred C, Preferred B, and Preferred A, by the requisite votes of such holders, would elect to convert their securities into common stock at the agreed upon rate. In addition, Mr. Peter J. Quandt, our Chairman and Chief Executive Officer, and Mr. Paul J. Crecca, our Executive Vice President and Chief Financial Officer, would execute and deliver a management stock purchase agreement, pursuant to which such officers would acquire shares of restricted common stock of the Company.

After giving effect to the transactions contemplated by the Recapitalization Agreement, persons who formerly held the Preferred B would hold, in the aggregate, 82% of the outstanding shares of our common stock, and persons who formerly held the Preferred A and Preferred C would hold, in the aggregate, 15% of the outstanding shares of our common stock. Messrs. Quandt and Crecca, after giving effect to the management stock purchase agreement, would hold, in the aggregate, 3% of the outstanding shares of our common stock, and no options or warrants to purchase shares of capital stock would remain outstanding.

In addition to the foregoing, upon the closing of the Recapitalization Agreement:

•	Our stockholders, including Mr. Quandt, would enter into a Shareholders Agreement providing for, among other things, a new six-member Board of Directors to be composed of Mr. Quandt and five persons designated by various former Preferred B and Preferred A holders; and

•	We would enter into a release agreement with the applicable Preferred B holders, pursuant to which, among other things, such holders would dismiss the pending legal action described above under “Item 3 — Legal Proceedings.”

The closing of the Recapitalization Agreement is subject to the satisfaction of certain stated conditions, including (i) the waiver by the requisite holders of our Senior Secured Term Loans, Senior Notes and Senior Discount Notes of applicable “change of control” covenants that, absent such waiver, might apply in connection with the conversion of the Preferred C, Preferred B, and Preferred A into common stock, and (ii) the execution and delivery of the agreements referred to above.

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

•	K-12 Education:

•	K-12 Supplemental Education: We publish supplemental reading materials for the pre-kindergarten through eighth grade, or PreK-8, market under the well-recognized imprints Sundance Publishing and Newbridge Educational Publishing, and we also offer non-proprietary supplemental reading and literature products for the K-12 market. During 2005, we sold the assets of our Chelsea House imprint which had previously been included within the K-12 Supplemental Education segment, and these results have been reclassified as a discontinued operation for all periods presented.

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

Business Segments

Beginning with the quarter ended March 31, 2005, we re-organized our segment financial reporting into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library, and Medical Education.

K-12 Supplemental Education.  Our K-12 Supplemental Education segment publishes supplemental reading materials for the Pre K-8 market and literary, biographical and topical books published in series for school libraries. It also markets non-proprietary, supplemental reading products and literature for the K-12 market. This segment is comprised of our Sundance and Newbridge imprints.

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

Medical Education.  Our Medical Education segment publishes and markets to doctors and dentists subscription based continuing education materials on a variety of medical, dental and allied health specialty topics and publishes and markets subscription based wellness information, such as newsletters and calendars, to companies seeking to improve employee awareness of health and wellness issues. This segment is comprised of our Oakstone Publishing business.

Restatements

In finalizing the audit of the our financial statements for the year ended December 31, 2006, management determined that a restatement of our financial statements at and for the years ended December 31, 2004 and 2005 and for all quarterly periods during 2005 and the first through third quarters of 2006 was required. The restatement reflected adjustments to our accounting for Preferred Warrants and deferred income taxes. We have included the effects of these restatement adjustments in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 See a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These restatements had no impact on our EBITDA or compliance with our debt covenants.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of net acquisition cost over the estimated fair value of net assets acquired of purchased companies. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, intangible assets considered to have indefinite lives, such as goodwill, are no longer amortized to expense but are periodically evaluated for impairment at the reporting unit level. Intangible assets with finite lives continue to be amortized to expense over their useful lives.

Under SFAS No. 142, goodwill and other indefinite lived intangible assets are subject to an annual impairment test as well as an interim test if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The goodwill impairment test is a two-step process. First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is taken for the difference. For purposes of estimating the fair value of the reporting unit, we use a weighted average of discounted cash flow approach and market valuation approach. The Company tests the goodwill of each of its reporting units annually, and more frequently if impairment indicators exist.

Direct Response Advertising Costs

Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability is evaluated on a product-by-product basis at the campaign level. The life and amortization rate are determined by historical experience with similar products at the same business. Generally, greater than 80% of direct mail costs are amortized in the first year, with all costs being amortized over lives ranging from 12-18 months. The sole exception to this policy is the direct mail costs relating to the Oakstone Publishing subscription business, which are amortized on an accelerated basis over the estimated life of the subscriber for up to five years. For these subscription products, the life is based on the original subscription period plus anticipated subsequent renewal periods. The rate of amortization is based on the expiration and cancellation rate of subscribers for similar subscription products.

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

Inventory and Related Obsolescence

Inventory consists primarily of books, CDs and audiocassetts, which are valued at the lower of cost or market, as determined by the first-in, first-out method. Obsolescence reserves on slow-moving or excess merchandise are recorded, where applicable, based upon regular reviews of inventories on-hand and estimated future demand. If a book is taken out of print, superseded by a later version or ceases to sell, it is considered obsolete and all related inventory amounts are written-off. If quantities of a book exceed expected future demand based on historical sales of that title, the excess inventory is also written off.

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

Prior to January 1, 2006, we accounted for stock options by following the minimum value method under SFAS No. 123. Under the minimum value method, compensation expense for options is measured at the grant date based on the value of the award, as determined using the minimum value option valuation model, and is recognized over the vesting period of the grant. In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, SFAS No. 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the effective adoption to January 1, 2006 for calendar year-end companies. The Company adopted SFAS No. 123 effective January 1, 2002, and will continue to expense the previously granted options using the values determined under the minimum-value method to awards outstanding prior to January 1, 2006, which is the date upon which the Company adopted SFAS 123(R). Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method to account for all awards granted, modified or settled after the date of adoption.

Income Taxes

We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. A history of generating taxable income is required in order to substantiate the recording of a net tax asset. Because we have not yet generated taxable income, we have placed a 100% valuation allowance on our net tax benefits. We will re-evaluate the deferred tax valuation allowance based on future earnings. Our federal and state operating loss carryforwards at December 31, 2006 were $111.7 million expiring through 2026.

Redeemable Capital Stock

We account for Preferred B in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). The Preferred B is mandatorily redeemable on December 10, 2011, at its original face value, plus any accrued but unpaid dividends. The Preferred A and Preferred C are redeemable at the option of the holders thereof beginning on December 31, 2019 and April 15, 2012, respectively, and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Preferred A or Preferred C. However, the Preferred A and Preferred C have been classified as mezzanine equity since their redemption is not within the Company’s control. According to FSP No. 150-5: “Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable,” (“FSP No. 150-5”), the Preferred Warrants are also classified as a liability and recorded at fair value, because the Preferred Warrants embody obligations on the Company to issue securities that have a redemption right.

Results of Operations

The following table summarizes our historical results of operations and the percentage of total revenue represented by each category for the years presented:

	Year Ended December 31,
	2006		2005		2004
			(Restated)(1)		(Restated)(1)
	(Dollar amounts in thousands)

Revenue
K-12 Supplemental Education(2)	$34,296	15.4%	$43,096	20.5%	$48,450	28.4%
Test-Prep and Intervention(3)	73,909	33.3%	64,501	30.6%	34,421	20.1%
Library	81,328	36.6%	76,626	36.4%	68,878	40.3%
Medical Education(4)	32,471	14.7%	26,262	12.5%	19,144	11.2%

Total revenue	222,004	100.0%	210,485	100.0%	170,893	100.0%
Cost of goods sold	62,429	28.1%	60,864	28.9%	52,998	31.0%
Selling, general and administrative expense:
Marketing and sales	58,556	26.4%	52,491	24.9%	38,820	22.7%
Fulfillment and distribution	18,027	8.1%	16,083	7.7%	13,295	7.8%
General and administrative	28,719	12.9%	25,953	12.4%	22,185	13.0%
Restructuring charges	407	0.2%	—	0.0%	—	—%

Total Selling, general and administrative expense	105,709	47.6%	94,527	45.0%	74,300	43.5%
Amortization of pre-publication costs	20,619	9.3%	13,150	6.2%	9,106	5.3%
Goodwill impairment charge	34,812	15.7%	—	—	—	—
Depreciation/amortization of intangibles	5,499	2.5%	5,038	2.4%	2,954	1.7%

Income from operations	(7,064)	(3.2)%	36,906	17.5%	31,535	18.5%
Interest expense	65,787	29.6%	59,328	28.2%	48,194	28.2%
Other expenses, net of interest income	469	0.2%	1,887	0.8%	2,087	1.3%

Loss before income taxes and discontinued operations	(73,320)	(33.0)%	(24,309)	(11.5)%	(18,746)	(11.0)%
Tax benefit (provision)(5)	1,601	0.7%	(4,952)	(2.4)%	(3,880)	(2.3)%

Loss before discontinued operations	(71,719)	(32.3)%	(29,261)	(13.9)%	(22,626)	(13.3)%
Loss from discontinued operations	(1,136)	(0.5)%	(4,976)	(2.4)%	(3,788)	(2.2)%

Loss before cumulative effect of accounting change	(72,855)	(32.8)%	(34,237)	(16.3)%	(26,414)	(15.5)%
Cumulative effect of accounting change(6)	—	—%	2,213	1.1%	—	—%

Net loss	$(72,855)	(32.8)%	$(32,024)	(15.2)%	$(26,414)	(15.5)%

(1)	As explained in notes 5 and 6 below and more fully in a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K we have restated the results of 2004 and 2005.

(2)	The results of operations of K-12 Supplemental Education exclude the results of operations of Chelsea House Publishing for all periods presented. We sold the Chelsea House Publishing business on August 9, 2005.

(3)	The results of operations of Test-Prep and Intervention include the results of operations of Buckle Down Publishing prospectively from its acquisition date of April 15, 2004 and the results of operations of Options Publishing prospectively from its acquisition date of December 2, 2004.

(4)	The results of operations of Medical Education include the results of operations of Scott Publishing prospectively from its acquisition date of April 14, 2005 and the results of operations of CMEinfo prospectively from its acquisition date of June 17, 2005.

(5)	The deferred income tax expense and related deferred taxes payable was restated for the years ended December 31, 2005 and 2004. (See a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(6)	The cumulative effect of accounting change results from a restatement for the year ended December 31, 2005 of the accounting treatment related to our Preferred Warrants. ( See a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this annual report on Form 10-K.)

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

The following table summarizes the results of operations and the percentage of total revenue represented by each category for the year ending December 31, 2006 and 2005:

	Years Ended December 31,
	2006		2005
			(Restated) (1)
	(Dollar amounts in thousands)

Revenue
K-12 Supplemental Education(2)	$34,296	15.4%	$43,096	20.5%
Test-Prep and Intervention	73,909	33.3%	64,501	30.6%
Library	81,328	36.6%	76,626	36.4%
Medical Education(3)	32,471	14.7%	26,262	12.5%

Total revenue	222,004	100.0%	210,485	100.0%
Cost of goods sold	62,429	28.1%	60,864	28.9%
Selling, general and administrative expense:

Marketing and sales	58,556	26.4%	52,491	24.9%
Fulfillment and distribution	18,027	8.1%	16,083	7.7%
General and administrative	28,719	12.9%	25,953	12.4%
Restructuring charges	407	0.2%	—	0.0%

Total Selling, general and administrative expense	105,709	47.6%	94,527	45.0%
Amortization of pre-publication costs	20,619	9.3%	13,150	6.2%
Goodwill impairment charge	34,812	15.7%	—	—%
Depreciation/amortization of intangibles	5,499	2.5%	5,038	2.4%

Income from operations	(7,064)	(3.2)%	36,906	17.5%
Interest expense	65,787	29.6%	59,328	28.2%
Other expenses, net of interest income	469	0.2%	1,887	0.8%

Loss before income taxes and discontinued operations	(73,320)	(33.0)%	(24,309)	(11.5)%
Tax benefit (provision)(4)	1,601	0.7%	(4,952)	(2.4)%

Loss before discontinued operations	(71,719)	(32.3)%	(29,261)	(13.9)%
Loss from discontinued operations	(1,136)	(0.5)%	(4,976)	(2.4)%

Loss before cumulative effect of accounting change	(72,855)	(32.8)%	(34,237)	(16.3)%
Cumulative effect of accounting change(5)	—	—%	2,213	1.1%

Net loss	$(72,855)	(32.8)%	$(32,024)	(15.2)%

(1)	As explained in notes 4 and 5 below and more fully in a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K we have restated the results of 2004 and 2005.

(2)	The results of operations of K-12 Supplemental Education excludes the results of operations of Chelsea House Publishing for all periods presented. We sold the Chelsea House Publishing business on August 9, 2005.

(3)	The results of operations of Medical Education include the results of operations of Scott Publishing prospectively from its acquisition date of April 14, 2005 and the results of operations of CMEinfo prospectively from its acquisition date of June 17, 2005.

(4)	The deferred income tax expense and related deferred taxes payable was restated for the years ended December 31, 2005. (See a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(5)	The cumulative effect of accounting change results from a restatement for the year ended December 31, 2005 of the accounting treatment related to our Preferred Warrants. (See a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

Revenue

Our total revenue increased $11.5 million, or 5.5%, to $222.0 million for the year ended December 31, 2006 from $210.5 million for the year ended December 31, 2005. The increase is primarily due to the Test-prep and Intervention segment which benefited from the late 2005 release of new products and increased demand resulting from the testing requirements created by the No Child Left Behind (“NCLB”)Act. The revenue increase also reflects the acquisitions of Scott Publishing in April 2005 and CMEinfo in June 2005, which are included in our financial statements prospectively from their respective dates of acquisition, and are therefore only partially included in the results for the year ended December 31, 2005. The Library segment reported modest period over period growth. The growth in the Test-prep and Intervention, Medical Education and Library segments was offset considerably by a significant revenue decline in the K-12 Supplemental Education segment.

K-12 Supplemental Education.  Revenue for the K-12 Supplemental Education segment decreased $8.8 million, or 20.4%, to $34.3 million for the year ended December 31, 2006, from $43.1 million for the year ended December 31, 2005. Our Sundance/Newbridge business, which represents 100% of this segment, competes in the K-12 market for classroom materials. This revenue decline resulted from what we believe is a significantly more competitive market, and in particular in the leveled-reader product category, from which Sundance/Newbridge generates a significant percentage of its sales. This market’s competitors include other supplemental educational publishers such as Harcourt Achieve and National Geographic, as well as basal textbook publishers, such as McGraw Hill and Houghton Mifflin, which are generally much larger and have greater financial resources than the Company. We believe a significant percentage of all basal textbook programs are purchased for the classroom through state-wide and state organized “adoption” processes, and that these basal publishers have leveraged their brand position in the market to offer leveled-reader products which are very competitive with Sundance/Newbridge’s most significant product lines. We believe another factor currently affecting Sundance/Newbridge sales is the extremely high level of attention being given to the new NCLB mandated tests, resulting in a focus on test-preparation materials to the current exclusion of other supplemental education products. We further believe that this high level of attention to testing and test scores has resulted in a trend wherein an increased number of product purchase decisions are being made at levels above the school facility level, such as the district or state level. We believe this trend strongly favors the supplemental education products offered by the basal textbook publishers, who have established strong brand reputations through the state-wide adoption processes. To address these challenges, we have implemented numerous product positioning and marketing initiatives to differentiate our existing products from the competition, as well as pursuing new product development opportunities which will further differentiate and diversify our product lines.

Test-prep and Intervention.  Revenue for the Test-prep and Intervention segment increased $9.4 million, or 14.6%, to $73.9 million for the year ended December 31, 2006, from $64.5 million for the year ended December 31, 2005. Revenues for Triumph Learning and Buckle Down, our state-specific test-prep publishers, accounted for all of the segment growth for the period with an increase of $10.0 million, or 23.1%, to $53.2 million for the year ended December 31, 2006 from $43.2 million for the year ended December 31, 2005. While operating in the same K-12 classroom materials market as Sundance/Newbridge, Triumph Learning and Buckle Down publish and market test-preparation study materials to a discrete niche of this overall market. A key provision of the NCLB Act required each state to implement, beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, and science and social studies are the subject of Triumph Learning’s and Buckle Down’s test-prep study materials. Triumph Learning and Buckle Down proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states. While Triumph Learning’s and Buckle Down’s pre-publication costs increased significantly in the last two years, both businesses have reported exceptional sales growth since the release of new NCLB focused products in late 2005.

Options Publishing, which is reflected within the Test-prep and Intervention segment, focuses on publishing and marketing high-quality products for underperforming and struggling students primarily in reading and math, referred to generally as intervention products. Revenue from Options Publishing decreased $0.6 million, or 2.8%, to $20.7 million from $21.3 million, period over period. We believe the decline in period over period revenue for Options Publishing results from the focus of buying decisions on test-preparation products and also the trend of purchase decisions being made at higher school administration levels, as mentioned above in the K-12 Supplemental Education discussion, which favors the larger well known basal publishing brands and products.

Library.  Revenue for the Library segment, representing the results of our Recorded Books business, increased $4.7 million, or 6.1%, to $81.3 million for the year ended December 31, 2006, from $76.6 million for the year ended December 31, 2005. Recorded Books publishes unabridged audiobooks and other audio based products in both CD and audiocassette formats, which it markets to the public library, school, retail and consumer markets, with sales to public libraries accounting for approximately 70% of 2006 revenue. For 2006, revenue growth of 8.2% was achieved in the public library channel, with growth of nearly 23% in the school channel resulting from the May 2006 launch of the successful Plugged-in to Reading product, and approximately 14% growth in the consumer channel attributable to the success of our Recorded Books Unlimited product. Partially offsetting these gains, the non-core retail and travel center channels as well as the Pimsleur language series reported declines in 2006.

Medical Education.  Revenue for the Medical Education segment increased $6.2 million, or 23.6%, to $32.5 million for the year ended December 31, 2006, from $26.3 million for the year ended December 31, 2005. Revenue for 2006 includes the full year results of Scott Publishing and CMEinfo, both acquired in the second quarter 2005, while the year ended December 31, 2005 reflects Scott Publishing and CMEinfo revenue only prospectively from their respective dates of acquisition. The existing Oakstone Wellness product line achieved growth in 2006 resulting from strong sales of wellness themed calendars. Our existing Oakstone Medical product line declined in 2006, reflecting the mature nature of this business as well as lower sales of MKSAP, Oakstone’s largest product, leading up to a new edition that was released in the fourth quarter of 2006. We believe Oakstone Medical has expanded its core product offerings to the most feasible markets. Thus, while the opportunities for growth for the core Oakstone Medical product line may be somewhat limited, as it is sold on a subscription basis with renewal rates exceeding 70%, we believe it represents a stable business.

Cost of Goods Sold

Cost of goods sold increased $1.6 million, or 2.6%, to $62.4 million for the year ended December 31, 2006 from $60.9 million for the year ended December 31, 2005. Cost of goods sold as a percentage of revenue decreased to 28.1% from 28.9% period over period, primarily reflecting favorable changes in product mix and reductions in product costs.

K-12 Supplemental Education.  Cost of goods sold for the K-12 Supplemental Education segment decreased $1.1 million, or 10.0%, to $9.8 million for the year ended December 31, 2006 from $10.9 million for the year ended December 31, 2005 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 28.6% from 25.4% period over period due to product mix and inventory obsolescence. Specifically, a larger percentage of the revenue was derived from non-proprietary distributed product sales, which carry a significantly higher cost of inventory than proprietary products, and also the overall decline in revenue, which has resulted in increased inventory obsolescence provisions.

Test-prep and Intervention.  Cost of goods sold for the Test-prep and Intervention segment increased $1.1 million, or 8.5%, to $14.7 million for the year ended December 31, 2006 from $13.5 million for the year ended December 31, 2005 as a result of the revenue growth for the segment period over period. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 19.8% from 21.0% period over period. The decline in cost of goods sold as a percentage of revenue is primarily due to a change in product mix reflecting higher priced products.

Library.  Cost of goods sold for the Library segment decreased $0.4 million, or 1.3%, to $28.2 million for the year ended December 31, 2006 from $28.6 million for the year ended December 31, 2005. Cost of goods sold as a percentage of revenue decreased to 34.7% from 37.4%, period over period, primarily due to favorable changes in revenue mix and production cost improvements.

Medical Education.  Cost of goods sold for the Medical Education segment increased $1.9 million, or 24.5%, to $9.7 million for the year ended December 31, 2006 from $7.8 million for the year ended December 31, 2005. The increase is primarily related to the acquisitions of Scott Publishing and CMEinfo, both of which were acquired in the second quarter 2005 and therefore only partially included in the results for the year ended December 31, 2005. Cost of goods sold as a percentage of revenue increased slightly to 29.9% from 29.7% period over period due primarily to product mix changes resulting from the 2005 acquisitions.

Selling, General & Administrative Expense

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $11.2 million, or 11.8%, to $105.7 million for the year ended December 31, 2006 from $94.5 million for the year ended December 31, 2005. Selling, general and administrative expense as a percentage of revenue increased to 47.6% from 44.9%, period over period. The increase in selling, general and administrative expense as a percentage of revenue is primarily due to increased staffing, additional marketing and sales force related expenses, expenses related to the consolidation of the Buckle Down’s Iowa-based warehouse, customer service and order fulfillment functions into our Northborough, Massachusetts shared services facility, and expenses related to the consolidation of our Newbridge editorial office in New York, New York into the Sundance/Newbridge headquarters in Northborough, MA.

K-12 Supplemental Education.  Selling, general and administrative expense for the K-12 Supplemental Education segment increased $1.6 million, or 7.7%, to $22.2 million for the year ended December 31, 2006 from $20.6 million for the year ended December 31, 2005. Selling, general and administrative expense as a percentage of revenue increased to 64.6% from 47.8% period over period, resulting primarily from the effect of decreased revenue on fixed expenses such as salaries, as well as investments in sales and marketing initiatives aimed at returning the business to revenue and profit growth. In addition, expenses, primarily severance, related to closing the editorial office in New York, New York were incurred.

Test-prep and Intervention.  Selling, general and administrative expense for the Test-prep and Intervention segment increased $4.8 million, or 16.7%, to $33.5 million for the year ended December 31, 2006 from $28.7 million for the year ended December 31, 2005. The increase was primarily due to volume related increases in payroll for product fulfillment and distribution as well as sales and marketing, and costs incurred in the consolidation of the Buckle Down’s Iowa-based warehouse, customer service and order fulfillment functions into Northborough, MA. Selling, general and administrative expense as a percentage of revenue for the Test-prep and Intervention segment increased to 45.3% from 44.5% period over period, due primarily to additional product fulfillment and distribution costs resulting from increased sales volume and high priority order fulfillment, as well as increased overhead and transportation costs.

Library.  Selling, general and administrative expense for the Library segment increased $3.1 million, or 12.7%, to $27.7 million for the year ended December 31, 2006 from $24.6 million for the year ended December 31,

2005. Selling, general and administrative expense as a percentage of revenue increased to 34.1% from 32.1% period over period, primarily due to increased payroll and benefits costs from personnel additions and higher fulfillment costs arising from the new Recorded Books Unlimited program, whereby consumers are shipped titles that can be continually exchanged for new titles for a fixed monthly fee.

Medical Education.  Selling, general and administrative expense for the Medical Education segment increased $2.1 million, or 15.5%, to $16.0 million for the year ended December 31, 2006 from $13.8 million for the year ended December 31, 2005. The increase is primarily due to additional sales and marketing and fulfillment and distribution costs resulting from the 2005 acquisitions of Scott Publishing and CMEinfo which are only partially included in the results for the year ended December 31, 2005. Selling, general and administrative expense as a percentage of revenue decreased to 49.1% from 52.6% period over period, primarily reflecting the full year benefit of overhead savings from the consolidation of the 2005 acquisitions into Oakstone’s Birmingham, AL headquarters.

Corporate.  Our corporate general and administrative expense decreased $0.5 million, or 6.8%, to $6.3 million for the year ended December 31, 2006 from $6.8 million for the year ended December 31, 2005. The decrease is primarily due to legal, accounting and financial advisory fees incurred in 2005 that were not repeated in 2006.

Amortization of Pre-Publication Costs

Amortization of pre-publication costs increased $7.5 million, or 56.8%, to $20.6 million for the year ended December 31, 2006, from $13.1 million for the year ended December 31, 2005. Included in the 2006 expense is the $3.0 million write-off of prepublication costs in our Sundance/Newbridge business that resulted from management’s assessment that future cash flows from certain product lines would be below the carrying value of the related prepublication costs. Excluding this write-off, amortization of pre-publication costs increased $4.5 million, or 34.4%, period over period. For the year ended December 31, 2006, investments in pre-publication costs related to the development of new products was $22.9 million. Investments in pre-publication activities have increased significantly over the last several years due to a greater emphasis on developing new products as well as the addition of assets obtained as a result of our acquisitions of Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo. We anticipate that the increased level of spending will continue through 2007 and amortization of pre-publication costs will continue to reflect this higher level of investment.

Goodwill Impairment Charge

During the second quarter 2006 an indication of impairment existed in our K-12 Supplemental Education segment which consists of our Sundance/Newbridge business, due to the recent declines in revenue and operating profits as a result of the reasons discussed above. Based on this indication of impairment, a goodwill impairment test was performed and during the second quarter 2006 we recorded a $24.4 million goodwill impairment charge to Income from Operations for the K-12 Supplemental Education Segment. Goodwill was tested again in the fourth quarter of 2006 as required by SFAS 142 and this examination revealed an impairment of the assets of our Options Publishing business. As a result, a $10.4 million goodwill impairment charge was recorded in the fourth quarter 2006 related to Options Publishing, which experienced a revenue decline in 2006 as discussed above.

Depreciation Expense and Amortization of Intangibles

Depreciation expense and amortization of intangibles increased $0.5 million, or 9.2%, to $5.5 million for the year ended December 31, 2006, from $5.0 million for the year ended December 31, 2005. The increase was primarily due to amortization expense from the amortizable intangible assets acquired in the Scott Publishing and CMEinfo acquisitions.

Interest Expense

Interest expense increased $6.5 million, or 10.9%, to $65.8 million for the year ended December 31, 2006 from $59.3 million for the year ended December 31, 2005. This increase was due to the compounding effect of interest on our Senior Discount Notes (as described below) and Preferred B as well as an increase in interest rates on our floating rate Senior Secured Term Loans. Our total outstanding debt increased from $520.7 million as of

December 31, 2005 to $552.8 million as of December 31, 2006. The increase is a result of accretion on the Preferred B and amortization of the discount on our Senior Discount Notes, offset slightly by principal payments on our Senior Secured Term Loans.

Cash interest expense, which excludes interest expense related to our Senior Discount Notes and Preferred B, increased $2.0 million, or 6.7%, to $32.3 million for the year ended December 31, 2006 from $30.3 million for the year ended December 31, 2005, resulting from increased interest on our floating rate Senior Secured Term Loans. The average interest rate on our Senior Secured Term Loans increased to 9.31% for the year ended December 31, 2006 from 7.55% for the year ended December 31, 2005. Cash interest expense on our Senior Notes is fixed at 11.75%. Our cash interest bearing outstanding debt was $298.3 million as of December 31, 2006 compared to $300.1 million as of December 31, 2005.

Interest expense consists of the following:

	Year Ended December 31,
	2006	2005
	(In thousands)

Interest expense:
Senior secured term loans	$11,991	$9,945
11 3/4% senior notes	19,975	19,974
12 1/2% senior discount notes — non-cash	11,972	10,605
Series B senior preferred stock — non-cash	21,574	18,463
Other	364	383

Total interest expense	65,876	59,370
Less: capitalized interest	(89)	(42)

Net Interest expense	$65,787	$59,328

At December 31, 2006, we had $126.2 million in aggregate principal amount outstanding under the Senior Secured Term Loans, bearing interest at rates between 8.88% and 9.88%.

Discontinued Operations

We disposed of our Chelsea House Publishers business on August 9, 2005 and its results of operations have been presented as a discontinued operation for all periods presented. Chelsea House Publishers reported an operating loss of $3.7 million and a loss on disposal of $0.9 million for the year ended December 31, 2005. An additional $0.1 million loss on disposal of Chelsea House Publishers was recorded for the year ended December 31, 2006. In addition to the Chelsea House Publishers disposition and operating results, losses were also recorded from the write down of the $3.0 million note received in the July 2002 sale of Triumph Learning College in 2006 and 2005. The losses from the write down of the note totaled $1.0 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively, and as a result of the 2006 write down the note no longer has a book value.

Provision for Income Taxes

We have restated our financial statements for presentation of deferred tax expense, the related deferred tax assets and liabilities and the valuation allowance for the year ended December 31, 2005 and the 2006 interim periods. (See restatement in Note 2 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

The provision for income taxes was a benefit of $1.6 million for the year ended December 31, 2006 compared to a $5.0 million expense for the year ended December 31, 2005. The income tax benefit for the year ended December 31, 2006 is primarily due to the $5.2 million reversal of deferred tax liabilities that resulted from the goodwill impairment charges recorded at Sundance/Newbridge and Options Publishing. Excluding the tax impact of the 2006 goodwill impairment charges, deferred income tax expense was $3.3 million and $4.6 million for the years ended December 31, 2006 and 2005, respectively, reflecting the difference in book and tax basis for goodwill and other indefinite-lived assets. A current income tax expense of $0.3 million was recorded for both of the years ended December 31, 2006 and December 31 2005. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $1.1 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively.

Cumulative Effect of Accounting Change

The financial statements for the year ended December 31, 2005 were restated to reflect our Preferred Warrants as liabilities in accordance with FASB Staff Position FAS 150-5. As a result of recording these Preferred Warrants as liabilities which should be marked to fair market value, we recorded a gain of $2.2 million, which is presented as a cumulative effect of accounting change for the year ended December 31, 2005.

Net Loss

Net loss for the year ended December 31, 2006 was $72.9 million compared to $32.0 million for the year ended December 31, 2005. This increase in net loss was primarily due to the $34.8 million goodwill impairment charges related to Sundance/Newbridge and Options Publishing and the $13.0 million decline in operating income at Sundance/Newbridge, excluding the goodwill impairment charge. The decline was partially offset by the $6.4 million decrease in the provision for income taxes and the $3.8 million decline in loss from discontinued operations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes the results of operations and the percentage of total revenue represented by each category For the Years Ended December 31, 2005 and 2004

	Year Ended December 31,
	2005		2004
	(Restated)(1)
	(Dollar amounts in thousands)

Revenue
K-12 Supplemental Education(2)	$43,096	20.5%	$48,450	28.4%
Test-Prep and Intervention(3)	64,501	30.6%	34,421	20.1%
Library	76,626	36.4%	68,878	40.3%
Medical Education(4)	26,262	12.5%	19,144	11.2%

Total Revenue	210,485	100.0%	170,893	100.0%
Cost of goods sold	60,864	28.9%	52,998	31.0%
Selling, general and administrative expenses:
Marketing and sales	52,491	24.9%	38,820	22.7%
Fulfillment and distribution	16,083	7.7%	13,295	7.8%
General and administrative	25,953	12.4%	22,185	13.0%

Total selling, general and administrative expenses	94,527	45.0%	74,300	43.5%
Amortization of pre-publication costs	13,150	6.2%	9,106	5.3%
Depreciation / amortization of intangibles	5,038	2.4%	2,954	1.7%

Income from continuing operations	36,906	17.5%	$31,535	18.5%
Interest expense	59,328	28.2%	48,194	28.2%
Other expenses	1,887	0. 8%	2,087	1.3%

Loss before taxes, discontinued operations and cumulative effect of accounting change	(24,309)	(11.5)%	(18,746)	(11.0)%
Provision for income taxes(5)	4,952	2.4%	3,880	2.3%

Income from continuing operations	(29,261)	(13.9)%	$(22,626)	(13.3)%
Loss from discontinued operations	(4,976)	(2.4)%	(3,788)	(2.2)%

Loss before cumulative effect of accounting change	(34,237)	(16.3)%	(26,414)	(15.5)%
Cumulative effect of accounting change(6)	2,213	1.1%	—	—%

Net loss	$(32,024)	(15.2)%	$(26,414)	(15.5)%

(1)	As explained in notes 5 and 6 below and more fully in a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K we have restated the results of 2004 and 2005.

(2)	The results of operations of K-12 Supplemental Education exclude the results of operations of Chelsea House Publishing for all periods presented. We sold the Chelsea House Publishing business on August 9, 2005.

(3)	The results of operations of Test-Prep and Intervention include the results of operations of Buckle Down Publishing from its acquisition date of April 15, 2004 and the results of operations of Options Publishing from its acquisition date of December 2, 2004.

(4)	The results of operations of Medical Education include the results of operations of Scott Publishing prospectively from its acquisition date of April 14, 2005 and the results of operations of CMEinfo prospectively from its acquisition date of June 17, 2005.

(5)	The deferred income tax expense and related deferred taxes payable was restated for the years ended December 31, 2005 and 2004. (See a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(6)	The cumulative effect of accounting change results from a restatement for the year ended December 31, 2005 of the accounting treatment related to our Preferred Warrants. (See a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Revenue

Our total revenue increased $39.6 million, or 23.2%, to $210.5 million for the year ended December 31, 2005, from $170.9 million for the year ended December 31, 2004. This revenue increase reflects the 2004 acquisitions of Buckle Down Publishing in April 2004 and Options Publishing in December 2004, for which proforma financial results have been previously reported. In 2005, revenue reflects the acquisitions of Scott Publishing in April 2005 and CMEinfo acquired in June 2005, both reported in our financial statements prospectively from their respective dates of acquisition and for which proforma financial results have not been previously reported and are not required. Excluding the acquisitions of Buckle Down Publishing and Options Publishing, revenue increased $13.0 million, or 7.9% , for the year ended December 31, 2005.

K-12 Supplemental Education.  Revenue for the K-12 Supplemental Education segment declined $5.4 million, or 11.1%, to $43.1 million for the year ended December 31, 2005, from $48.5 million for the year ended December 31, 2004. Our Sundance/Newbridge business, which represents 100% of this segment, competes in the K-12 market for classroom materials. This market’s competitors include other supplemental educational publishers such as Harcourt Achieve and National Geographic, as well as basal textbook publishers, such as McGraw Hill and Houghton Mifflin, which are generally much larger. We believe a significant percentage of all basal textbook programs are purchased for the classroom through a state-wide and state organized “adoption” process, thus resulting in multi-million dollar textbook purchase contracts for the winning basal publisher or publishers. The year ended December 31, 2005 was a period reflecting a substantial increase in basal adoptions, with the Association of American Publishers reporting better than an overall 12% growth in basal textbooks sales. We believe this increase in basal program adoptions in 2005 had a significant effect on funds available for other classroom materials, including products offered by our Sundance/Newbridge business. In addition, we believe, in 2005, the basal textbook publishers also increased the marketing of supplemental education products which are directly competitive with Sundance/Newbridge and other supplemental publishers.

Test-prep and Intervention.  Revenue for the Test-prep and Intervention segment increased $30.1 million, or 87.4%, to $64.5 million for the year ended December 31, 2005, from $34.4 million for the year ended December 31, 2004. This revenue increase reflects the acquisitions of Buckle Down Publishing in April 2004 and Options Publishing in December 2004. Excluding the acquisitions of Buckle Down Publishing and Options Publishing, revenue increased $3.5 million, or 12.9%, for the year ended December 31, 2005, representing the performance of our Triumph Learning product line. While operating in the same broader K-12 classroom materials market as Sundance/Newbridge, Triumph Learning, as well as Buckle Down, publish and market test-preparation study materials to a discrete customer niche of this overall market. A substantial provision of the federal government’s No Child Left Behind act or, NCLB is that states must implement, for the 2005-2006 school year, increased standardized testing across many grades levels. It is these state standardized tests in reading, math and science which are the subject of Triumph Learning’s and Buckle Down’s test-prep study materials. To comply with the requirements of NCLB, many states have created and implemented new standardized tests for the 2005-2006 school year. Triumph Learning, as well as Buckle Down, responded to this trend by publishing new test-prep study materials corresponding to these new tests for many but not all states, resulting a significant increase in Triumph Learning’s pre-publication costs in 2005. For the nine months ended September 30, 2005, generally reflecting the period prior to the start of the 2005-2006 school year, Triumph Learning’s revenue was down slightly compared with the comparable 2004 period. Fourth quarter 2005 revenue for Triumph Learning increased $3.6 million, or 54.3%, compared with the fourth quarter 2004, reflecting the first full quarter of performance within the 2005-2006 school year. For the fourth quarter 2005, Buckle Down reported a revenue increase of $1.8 million, or 110.1%, compared with the fourth quarter 2004, reflecting the same factors.

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

Medical Education.  Revenue for the Medical Education segment increased $7.1 million, or 37.2%, to $26.3 million for the year ended December 31, 2005, from $19.1 million for the year ended December 31, 2004. Revenue for the year ended December 31, 2005 includes our newly acquired Scott Publishing and CMEinfo businesses from their acquisition dates. Both Scott Publishing and CMEinfo were consolidated into Oakstone Publishing’s Birmingham headquarters in 2005, resulting in meaningful overhead cost savings. Revenue for the existing Oakstone Medical and Wellness product lines increased $0.7 million, or 3.8%, period over period resulting entirely from increased demand for wellness newsletters and related products. Our Oakstone Medical product line was essentially flat for 2005, reflecting the mature but stable nature of this business.

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

Test-prep and Intervention.  Selling, general and administrative expense for the Test-prep and Intervention segment increased $13.3 million, or 86.0%, to $28.7 million for the year ended December 31, 2005 from $15.4 million for the year ended December 31, 2004, due primarily to the inclusion of acquisition of Options Publishing and Buckle Down Publishing. Excluding these acquisitions, selling, general and administrative expense increased $1.0 million, resulting from an increased emphasis sales and marketing efforts at Triumph Learning. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment decreased slightly to 44.5% from 44.8% period over period.

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

Amortization of Pre-Publication Costs

Amortization of pre-publication costs increased $4.0 million to $13.1 million for the year ended December 31, 2005, from $9.1 million for the year ended December 31, 2004. The increase was a result of increased product development spending and incremental amortization expense from the publishing assets acquired in the Buckle Down, Options Publishing, Scott Publishing and CMEinfo acquisitions.

Depreciation Expense and Amortization of Intangibles

Depreciation expense and amortization of intangibles increased $2.1 million to $5.0 million for the year ended December 31, 2005, from $3.0 million for the year ended December 31, 2004. The increase was primarily due to amortization expense from the intangible assets added in the Buckle Down, Options Publishing, Scott Publishing and CMEinfo acquisitions.

Interest Expense

Interest expense increased $11.1 million, to $59.3 million for the year ended December 31, 2005 from $48.2 million for the year ended December 31, 2004. This increase was primarily due to interest from the additional Senior Notes issued and new Senior Secured Term Loan executed in December 2004. To a lesser extent we were also impacted by increasing interest rates on our Senior Secured Term Loans, which are floating rate instruments. Our total outstanding debt increased from $492.8 million as of December 31, 2004 to $520.7 million as of December 31, 2005. The increase in outstanding debt is a result of the accretion on the Preferred B and amortization of the discount on the Senior Discount Notes.

Cash interest expense increased $6.8 million to $30.3 million for the year ended December 31, 2005 from $23.5 million for the year ended December 31, 2004. The increase in cash interest was due to additional debt incurred in the December 2004 Senior Notes offering and new Senior Secured Term Loan borrowings. Our cash interest bearing outstanding debt at book value was $300.1 million as of December 31, 2005 compared to $301.9 million as of December 31, 2004.

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

We had outstanding $127.5 million in aggregate principal amount under Senior Secured Term Loans which bear interest at rates between 7.84% and 8.84% as of December 31, 2005. The blended weighted average interest rate on the Senior Secured Term Loans was 7.55% for the year ended December 31, 2005.

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

Provision for Income Taxes

We have restated our financial statements for presentation of deferred tax expense, the related deferred tax assets and liabilities and the valuation allowance for the years ended December 31, 2004 and 2005 (See a description of the restatement in Note 2 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

The provision for income taxes was a $5.0 million and $3.9 million for the years ended December 31, 2005 and 2004, respectively. Deferred income tax expense was $4.6 million and $3.8 million for the years ended December 31, 2005 and 2004, respectively, reflecting the difference in book and tax basis for goodwill and other indefinite-lived assets. Current income tax expense was $0.3 million and $0 for the years ended December 31, 2005 and December 31 2004, respectively. Current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $1.0 million and $0.1 million for the years ended December 31 2005 and 2004, respectively.

Cumulative Effect of Accounting Change

The financial statements for the year ended December 31, 2005 were restated to reflect our Preferred Warrants as liabilities in accordance with FASB Staff Position FAS 150-5: “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable”. As a result of recording these Preferred Warrants as liabilities which should be marked to fair market value, we recorded a gain of $2.2 million, which is presented as a cumulative effect of accounting change for the year ended December 31, 2005.

Net Loss

Net loss for the year ended December 31, 2005 increased $5.6 million to $32.0 million from $26.4 million for the year ended December 31, 2004. The increase in the net loss was primarily due to the $11.1 million increase in interest expense, partially offset by the $5.4 million increase in income from operations and the $2.3 million favorable impact of the cumulative effect of accounting change in the year ended December 31, 2005.

Contractual Obligations and Commitments

Financing Arrangements

Senior Secured Revolving Credit Facility.  As part of an August 20, 2003 refinancing transaction, Haights Cross entered into a senior secured revolving credit facility (the “Facility”) with a syndicate of lenders led by The Bank of New York and Bear Stearns & Co. Inc. The Facility matures on May 20, 2008 and is secured by a first lien on all of our property and assets (tangible and intangible), all capital stock of our existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The Facility contains certain restrictive covenants and financial ratio requirements. The Facility has been amended periodically to allow for acquisitions and to amend and/or waive certain financial ratio requirements. Amounts borrowed under the Facility bear interest at variable rates based on LIBOR plus an applicable spread. As of December 31, 2006, our available borrowing capacity under the Facility was $30.0 million, and no amounts had been drawn on the Facility.

Senior Secured Term Loans.  As part of the August 20, 2003 refinancing transaction, Haights Cross entered into a senior secured term loan (the “First Term Loan”), with a syndicate of lenders led by Bear Stearns & Co. Inc. The First Term Loan matures on August 20, 2008, is subordinate to the Facility, and is secured by a second lien on all of our property and assets (tangible and intangible), all capital stock of our existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The First Term Loan contains certain restrictive covenants and debt incurrence tests. The First Term Loan incurs interest at floating rate based on the LIBOR plus an applicable margin based on a graduated rate schedule. The LIBOR rate calculation has a 2% floor. As of December 31, 2006, the interest rate in effect was 9.88%. The First Term Loan requires that we make principal payments of $250,000 per quarter, beginning on November 15, 2003 and continuing through maturity.

As part of a December 10, 2004 financing transaction (as described below), Haights Cross entered into an additional $30.0 million senior secured term loan (the “Second Term Loan” and, together with the First Term Loan the “Senior Secured Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. The Second Term Loan incurs interest at floating rate based on the LIBOR plus an applicable margin based on a graduated rate schedule. The Eurodollar rate calculation has a 2% floor. As of December 31, 2006, the interest rate in effect for the Second Term Loan was 8.88%. As of December 31, 2006 we had $126.2 million aggregate principal amount of indebtedness outstanding under the Senior Secured Term Loans.

Senior Notes.  As part of the August 20, 2003 refinancing transaction, Haights Cross issued $140.0 million aggregate principal amount of its 11 3/4% senior notes (“Senior Notes”), in a transaction led by Bear Stearns & Co. Inc. The Senior Notes mature on August 15, 2011, and are subordinate to the Senior Secured Term Loans. The Senior Notes contain certain restrictive covenants and debt incurrence tests. The Senior Notes incur interest at a rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004. The Senior Notes are redeemable on or after August 15, 2008.

On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes in a transaction led by Bear Stearns & Co. Inc. These Senior Notes, which were issued under the existing senior indenture, are pari passu with, of the same series as, and vote on any matter submitted to bondholders with, our existing Senior Notes. As of December 31, 2006, we had $170.0 million aggregate principal amount of outstanding Senior Notes.

Senior Discount Notes.  On February 2, 2004, Haights Cross Communications issued $135 million aggregate principal amount at maturity of our 12 1/2% senior discount notes (“Senior Discount Notes) due 2011 and received net proceeds of $73.7 million. The Senior Discount Notes will mature on August 15, 2011. Each Senior Discount Note will have an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, with payments to be made every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations, which rank equally with all of Haights Cross Communications’ existing and future unsecured senior indebtedness and senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of our existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The Senior Discount Notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Facility, the Senior Secured Term Loans and the Senior Notes. The Senior Discount Notes are redeemable on or after February 15, 2008. The Senior Discount Notes contain certain restrictive covenants and debt incurrence tests.

Series A Preferred Warrants.  On December 10, 1999, we issued the Preferred Warrants, which are exercisable for 3,458 shares of Preferred A at $0.01 per share and in 2004 we canceled Preferred Warrants exercisable for 1,245 shares. (See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). According to FSP No. 150-5, the Preferred Warrants are classified as a liability and recorded at fair value, because the Preferred Warrants embody an obligation to issue securities that have a redemption right. The underlying Preferred A is redeemable at the option of the holders thereof beginning on December 31, 2019 and is not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Preferred A.

Series B Senior Preferred Stock.  On December 10, 1999, we issued 2,400,000 shares of nonvoting Preferred B. The Preferred B has a liquidation value of $25 per share plus any accrued but unpaid dividends. The Preferred B accrues quarterly cumulative cash dividends at an annual rate of 16% beginning January 1, 2005. Prior to that date, dividends at the same rate were added to the carrying value of the Preferred B shares. We have elected not to pay cash dividends, due to the restrictions in the indenture for the Senior Discount Notes limiting our ability to make cash dividend payments on the Preferred B. As December 31, 2006, we have accrued $40.8 million for unpaid cash dividends.

The Preferred B is mandatorily redeemable on December 10, 2011 at its liquidation value, plus any accrued but unpaid dividends. Beginning on December 10, 2004, we may redeem the Preferred B at 110% of its liquidation value, including any accrued but unpaid dividends. The redemption price periodically declines each year through 2008, to 100% of its liquidation value plus any accrued but unpaid dividends. The initial carrying value of the Preferred B was $53.9 million which was net of $0.8 million of issuance costs, which were incurred in connection with the issuance of the Preferred B shares. The issuance costs will be amortized through December 10, 2011 and we will accrete to the mandatory redemption price of $25 per share plus accrued but unpaid dividends (the liquidation value) on the Preferred B through December 10, 2011.

Off Balance Sheet Arrangements

We have no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

The following table summarizes our contractual cash obligations (including interest) as of December 31, 2006:

	Payments Due By Period
	Less Than			After
Contractual Obligations(3)	1 Year	1-2 Years	3-5 Years	5 Years	Total
	(In thousands)

Operating leases	$3,093	$2,338	$2,455	$—	$7,886
Senior secured term loans(1)	13,422	133,860	—	—	147,282
11 3/4% Senior notes	19,975	19,975	229,925	—	269,875
12 1/2% Senior discount notes	—	—	177,844	—	177,844
Series B senior preferred(2)	—	—	—	129,468	129,468

Total	$36,490	$156,173	$410,224	$129,468	$732,355

(1)	The Senior Secured Term Loans are floating rate instruments. The interest for this schedule was calculated using year end rates. A one percent increase in interest rates would result in payments of $14.7 million and $134.8 million in less than 1 year and 1-2 year, respectively, for the Senior Secured Term Loans.

(2)	The Preferred B is presented at its December 31, 2006 liquidation value and does not include future dividend payments which will not be paid in cash, based on restrictions in our Senior Discount Notes indenture. (See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(3)	The Preferred Warrants are classified as liabilities and recorded at fair value based on an analysis prepared by us. We have determined that the Preferred Warrants had no value at December 31, 2006.

Liquidity and Capital Resources

We refer to the section above in this Management’s Discussion and Analysis under the heading “Recent Developments” for a description of recent developments that may affect our liquidity and capital resources discussed below.

We have relied primarily on our available cash balance and cash generated from operations to fund our working capital, capital expenditure, business acquisition and debt service requirements. We began 2006 with an available cash balance of $69.6 million, and we ended the year with an available cash balance of $69.8 million, while funding $22.9 million in pre-publication costs for new product development, $2.8 million of capital expenditures for property and equipment, and $31.6 million of cash interest and principal payments on our senior secured terms loans for the year ended December 31, 2006. In addition to our available cash balance and cash generated from operations, as of December 31, 2006, our available borrowing capacity under the Facility was $30.0 million, and no amounts had been drawn on the Facility.

The available borrowing capacity under the Facility was $30.0 million. Borrowings under the Facility bear interest at variable rates based on LIBOR plus an applicable spread. As of December 31, 2006, there were no borrowings outstanding under the Facility. The Facility expires on May 20, 2008. We may incur additional debt to finance future acquisitions.

As of December 31, 2006, we had accrued $40.8 million for unpaid cash dividends on the Preferred B. We are restricted from making cash dividend payments on the Preferred B by restrictive payment provisions of our 12 1/2% senior discount notes agreement.

We are highly leveraged and have significant debt service obligations. Our primary sources of liquidity are our available cash balance, cash flow from operations and available borrowings under the senior secured revolving credit facility. We expect that ongoing requirements for debt service, working capital, capital expenditures and permitted business acquisitions will be funded from these sources.

Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under the Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the Facility, will be adequate to meet our future liquidity needs until the maturity of our Senior Secured Term Loans in August 2008. With respect to our Senior Secured Term Loans maturing in August 2008, while we cannot guarantee that capital market conditions will exist which allow for the refinancing of the balance outstanding under our Senior Secured Term Loans, with the secured position of this debt in our assets, its relatively high seniority in our capital structure, the attractiveness of the floating interest rate feature, and liquidity in the capital markets for this form of investment for lenders, we expect to be able to complete a refinancing of our Senior Secured Term Loans at or prior to their maturity. In addition, from time to time as needs arise, we may seek to raise additional capital through the issuance, in registered offerings or in private placements, of debt or equity securities on terms to be determined at the time of such issuances, to finance possible future acquisitions, to refinance the Senior Secured Term Loans or for other general corporate purposes.

Cash Flows

Net cash provided by operating activities increased to $25.9 million for the year ended December 31, 2006 compared to $24.5 million for the year ended December 31, 2005, primarily due to the growth of the business from the acquisitions of Scott Publishing and CMEinfo and organically from the strong performance in the Test-prep and Intervention segment.

Cash used in investing activities decreased to $24.2 million for the year ended December 31, 2006 from $29.5 million for the year ended December 31, 2005. The primary reason for the decrease was the $12.3 million cash used to acquire Scott Publishing and CMEinfo offset by the $8.5 million of proceeds from the Chelsea House disposition. There was no counterpart to this activity for 2006.

Cash used in financing activities decreased to $1.4 million for the year ended December 31, 2006 from $1.8 million for the year ended December 31, 2005. The primary reason for the decrease was $0.5 million in financing cost incurred in 2005 related to the December 2004 financings.

Capital Expenditures

Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the year ended December 31, 2006, we had $22.9 million of pre-publication expenditures compared to $21.9 million during the year ended December 31, 2005. We plan expenditures of $24.6 million for pre-publication costs in 2007. This level of spending is intended to support our successful core products and allow for the development of new products.

Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the year ended December 31, 2006 we had $2.8 million of property, building and equipment expenditures compared to $3.8 million for the year ended December 31, 2005. We plan expenditures of $3.1 million for property and equipment in 2007. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, the rollout of a customer relationship management (“CRM”) system for several businesses, and general additions to furniture, fixtures and equipment.

Seasonality and Quarterly Results of Operations

Our business is subject to moderate seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters in each year. In addition, our quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future, as a result of many factors, including general economic trends; the traditional cyclical nature of educational material sales; school, library and consumer purchasing decisions; the unpredictable funding of schools and libraries by federal, state and local governments; consumer preferences and spending trends; and the timing of introductions of new products.

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

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Restated
	(Dollars in thousands)

Revenue	$46,366	$56,661	$56,318	$51,140
Income from operations	6,120	13,178	9,987	7,621
Net loss(1)	(10,831)	(6,151)	(5,574)	(9,468)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Restated
	(Dollars in thousands)

Revenue	$51,490	$56,899	$58,940	$54,675
Income (loss) from operations(2)	4,674	(15,517)	8,477	(4,698)
Net loss(1)(2)	(12,529)	(28,669)	(9,320)	(22,337)

(1)	Net loss for each interim period in the years ended December 31, 2005 and 2006 reflect the restatement of the benefit (provision) for income taxes. Net loss for the quarter ended September 30, 2005 also reflects the restatement for Preferred Warrants. (See a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(2)	The second quarter 2006 loss from operations and the net loss was impacted by the recording of a $24.4 million goodwill impairment charge related to our K-12 Supplemental Education Segment. The fourth quarter 2006 loss from operations and net loss was impacted by the recording of a $10.4 million goodwill impairment charge related to our Test-prep Intervention segment.

Inflation

Inflation has not had a significant impact on our operations in the past three years. Paper as a raw material is a meaningful component of many of our educational products and direct mail materials, but the cost of printing services for our 4-color products and direct marketing materials represents the majority of the total cost, and are not subject to the same inflationary factors as raw materials, including paper. Significant increases in the price of paper took place during 2005 and future increases may have an unfavorable effect on our future results. To manage the potential effect of inflation on paper costs, we negotiate arrangements of up to 1 year with brokers to ensure a supply of needed paper at fixed pricing, and when advantageous, we purchase and inventory raw material paper in advance of our production needs. Shipping and postage for product distribution and direct mail solicitations is also one of our significant expenses. While we distribute many of our products under a contract with the United Parcel Service, shipping and postage costs increase periodically and can be expected to increase in the future. If the costs of paper or postage increase and we are unable to pass on these increased costs to our customers, our operating results could be unfavorably affected.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; therefore the Company will begin to apply the standard in its fiscal year commencing January 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS No. 157 will have on the Company’s financial position, results of operations, liquidity and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 is to be recorded in retained earnings. The Company has determined that the adoption of FIN 48 will have no effect on the Company’s financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks. These risks include market risk associated with interest rate movements on borrowings and investments that we make on variable interest rates. Currently, our $30.0 million Facility, which is undrawn, and our Senior Secured Term Loans bear interest at variable rates based on LIBOR plus an applicable spread.

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

As of December 31, 2006, a hypothetical 10% change in interest rates of our variable rate debt would change interest expense on an annual basis by $1.1 million. As of December 31, 2006, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.2 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.

Our $30.0 million Facility is available to finance our working capital requirements, subject to certain restrictive covenants that can reduce the available aggregate borrowings under the Facility. As of December 31, 2006, the available borrowing capacity under the Facility was $30.0 million, and the applicable interest rate is based on LIBOR plus an applicable spread. As of December 31, 2006, there were no borrowings outstanding under the Facility. Also as of December 31, 2006, we had $126.2 million in aggregate principal amount outstanding under the Senior Secured Term Loans, and the applicable interest rates on the Senior Secured Term Loans, which are based on LIBOR plus an applicable spread, were 9.88% for the First Term Loan and 8.88% for the Second Term Loan.

We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transaction gain or loss recognized in our statement of operations due to currency fluctuations, mainly fluctuations in UK pounds. As a result, we do not hedge the exposure to these changes. As of December 31, 2006, a hypothetical 10% change in the foreign currency exchange rates applicable to such transactions would not have a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haights Cross Communications, Inc.

We have audited the accompanying consolidated balance sheets of Haights Cross Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haights Cross Communications, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 2, Restatement of financial statements, the Company has restated previously issued financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, reflecting adjustments to its accounting for preferred stock warrants and deferred income taxes.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payments, effective January 1, 2006.

Ernst & Young, LLP

New York, New York
July 18, 2007

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		Restated
		(Note 2)
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$69,847	$69,592
Accounts receivable, net	22,462	22,804
Inventory, net	23,242	22,304
Direct response advertising costs — current portion, net	3,838	3,534
Prepaid royalties	6,135	5,456
Prepaid expenses and other current assets	2,658	4,127

Total current assets	128,182	127,817
Pre-publication costs, net	45,173	42,841
Direct response advertising costs, net	7,389	7,159
Property and equipment, net	11,279	11,303
Goodwill	135,566	170,252
Intangible assets, net	24,242	26,934
Deferred financing costs, net	10,347	13,522
Other assets	508	1,491

Total assets	$362,686	$401,319

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$30,862	$28,533
Accrued interest	9,039	8,871
Deferred subscription revenue	14,140	12,630
Current portion of long term debt	1,300	1,300

Total current liabilities	55,341	51,334
Long term liabilities:
Senior secured term loan	124,850	126,150
11 3/4% senior notes	172,146	172,630
12 1/2% senior discount notes	104,847	92,875
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (approximate aggregate liquidation value as of December 31, 2006 of $151,459)	149,626	127,788
Deferred tax liability	14,905	16,844
Deferred gain on Series B cancellation and other long term liabilities	3,838	4,102

Total long term liabilities	570,212	540,389
Commitments(Note 15)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (approximate aggregate liquidation value as of December 31, 2006 of $39,328)	39,196	36,191
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (approximate aggregate liquidation value as of December 31, 2006 of $4,004)	1,855	1,526

Total redeemable preferred stock	41,051	37,717
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,012,914 and 20,008,300 shares issued and outstanding as of December 31, 2006 and 2005, respectively	20	20
Accumulated other comprehensive income	658	284
Accumulated deficit	(304,596)	(228,425)

Total stockholders’ deficit	(303,918)	(228,121)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$362,686	$401,319

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
		Restated (Note 2)
	(In thousands)

Revenue	$222,004	$210,485	$170,893
Costs and expenses:
Cost of goods sold	62,429	60,864	52,998
Marketing and sales	58,556	52,491	38,820
Fulfillment and distribution	18,027	16,083	13,295
General and administrative	28,719	25,953	22,185
Restructuring charges	407	—	—
Amortization of pre-publication costs	20,619	13,150	9,106
Goodwill impairment charges	34,812	—	—
Depreciation expense and amortization of intangibles	5,499	5,038	2,954

Total costs and expenses	229,068	173,579	139,358

(Loss)Income from operations	(7,064)	36,906	31,535
Other (income) expenses:
Interest expense	65,787	59,328	48,194
Interest income	(2,921)	(1,872)	(777)
Amortization deferred financing costs	3,381	3,579	2,937
Other expense (income)	9	180	(73)

Total other expenses	66,256	61,215	50,281

Loss before income taxes, discontinued operations and cumulative effect of accounting change	(73,320)	(24,309)	(18,746)
Benefit (provision) for income taxes	1,601	(4,952)	(3,880)

Loss before discontinued operations and cumulative effect of accounting change	(71,719)	(29,261)	(22,626)
Discontinued operations:
Loss from operations of discontinued operations	—	(3,731)	(2,076)
Loss on disposal of discontinued operations	(1,136)	(1,245)	(1,712)

Loss before cumulative effect of accounting change	(72,855)	(34,237)	(26,414)
Cumulative effect of accounting change	—	2,213	—

Net loss	(72,855)	(32,024)	(26,414)
Preferred stock dividends and accretion	(3,334)	(3,048)	(2,735)

Net loss available to common stockholders	$(76,189)	$(35,072)	$(29,149)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Income	Deficit	Deficit
	(In thousands)

Balance as of January 1, 2004, as previously reported	20,000	$20	$299	$(156,673)	$(156,354)
Effect of restatement (Note 2)	—	—	—	(7,543)	(7,543)

Balance as of January 1, 2004, as restated	20,000	20	299	(164,216)	(163,897)
Comprehensive loss: Net loss, as restated	—	—	—	(26,414)	(26,414)
Foreign currency translation adjustment	—	—	227	—	227

Total comprehensive loss, as restated					(26,187)
Preferred stock dividends and accretion	—	—	—	(2,735)	(2,735)

Balance as of December 31, 2004, as restated	20,000	20	526	(193,365)	(192,819)
Comprehensive loss: Net loss, as restated	—	—	—	(32,024)	(32,024)
Foreign currency translation adjustment	—	—	(242)	—	(242)

Total comprehensive loss, as restated					(32,266)
Stock — based compensation expense	—	—	—	3	3
Issuances pursuant to stock options	8	—	—	9	9
Preferred stock dividends and accretion	—	—	—	(3,048)	(3,048)

Balance as of December 31, 2005,as restated	20,008	20	284	(228,425)	(228,121)
Comprehensive loss: Net loss				(72,855)	(72,855)
Foreign currency translation adjustment			374		374

Total comprehensive loss					(72,481)
Stock — based compensation expense	—	—	—	7	7
Issuances pursuant to stock options	5	—	—	11	11
Preferred stock dividends and accretion	—	—	—	(3,334)	(3,334)

Balance as of December 31, 2006	20,013	$20	$658	$(304,596)	$(303,918)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		Restated (Note 2)
	(In thousands)

Operating activities from Continuing Operations
Net loss from continuing operations	$(71,719)	$(29,261)	$(22,626)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash interest expense	33,546	29,069	24,671
Allowance for doubtful accounts	4,078	3,831	3,023
Allowance for obsolescence	2,498	1,164	976
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	26,118	18,188	12,060
Amortization of deferred financing costs	3,382	3,579	2,937
Amortization of premium on 11 3/4% senior notes	(484)	(491)	(28)
Goodwill impairment charge	34,812	—	—
Deferred taxes — non-cash	(1,939)	4,640	3,833
Other non-operating income — non-cash	13	16	(70)
Changes in operating assets and liabilities:
Accounts receivable	(5,238)	(5,235)	(6,009)
Inventory	(3,437)	(2,451)	(2,726)
Prepaid expenses, royalty advances and other current assets	790	(497)	(439)
Direct response advertising costs	(534)	(1,556)	(435)
Other assets	(18)	(21)	(478)
Accounts payable, accrued and other liabilities	2,384	2,938	5,830
Accrued interest	168	483	1,646
Deferred subscription revenue	1,510	95	(932)

Net cash provided by operating activities from continuing operations	25,930	24,491	21,233

Investing activities from Continuing Operations
Additions to pre-publication costs	(22,852)	(21,877)	(12,163)
Additions to property and equipment	(2,759)	(3,831)	(3,248)
Additions to intangible assets	(39)	(20)	(28)
Acquisitions, net of cash acquired	907	(12,255)	(77,896)
Proceeds from sale of business	500	8,500	—
Proceeds from sale of assets	9	—	29

Net cash used in investing activities from continuing operations	(24,234)	(29,483)	(93,306)

Financing activities from Continuing Operations
Proceeds from 12 1/2% senior discount notes	—	—	73,653
Proceeds from 11 3/4% senior notes	—	—	33,150
Proceeds from senior secured term loan	—	—	30,000
Repayment of senior secured term loan	(1,300)	(1,300)	(1,000)
Repurchase of Series B Senior preferred stock	—	—	(13,999)
Proceeds from exercise of stock options	11	9	—
Additions to deferred financing costs	(104)	(511)	(5,235)

Net cash (used in) provided by financing activities from continuing operations	(1,393)	(1,802)	116,569

Effect of exchange rates on cash	245	(154)	162
Cash flows of discontinued operations
Operating cash flows	(293)	1	4,023
Investing cash flows	—	(2,042)	(2,489)

Net cash (used in) provided by discontinued operations	(293)	(2,041)	1,534
Net (decrease) increase in cash and cash equivalents	255	(8,989)	46,192
Cash and cash equivalents at beginning of year	69,592	78,581	32,389

Cash and cash equivalents at end of year	$69,847	$69,592	$78,581

Supplemental disclosure
Cash paid during the year for:
Interest	$32,102	$29,740	$21,855
Income taxes	$523	$44	$—

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(In thousands)

1.	Nature of Business and Organization

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

The following summarizes the Company’s four segments:

•	K-12 Supplemental Education: The Company publishes supplemental reading materials for the kindergarten through eighth grade, or PreK-8, marketed under the well-recognized imprints Sundance Publishing and Newbridge Educational Publishing, and the Company also offers non-proprietary supplemental reading and literature products for the K-12 market.

•	Test-prep and Intervention: The Company publishes state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. The Company also offers skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.

•	Library: The Company publishes unabridged audiobooks and other products for adults and children, under the Recorded Books imprint, and markets these titles, as well as selected non-proprietary audiobooks and other products, primarily to public libraries and schools.

•	Medical Education: The Company publishes audio and video-based continuing medical education, or CME, materials for doctors and other health care professionals under the Oakstone Publishing imprint and self-study CME courses under the Company’s CMEinfo brand. The Company also publishes personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.

2.	Summary of Significant Accounting Policies

Restatement of Financial Statements

In finalizing the audit of the Company’s financial statements for the year ended December 31, 2006, management determined that a restatement of the Company’s financial statements at and for the years ended December 31, 2004 and 2005 and for all quarterly periods during 2005 and the first through third quarters of 2006 was required. The Company has included the effects of these restatements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Tax Restatement

The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In general, under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes.

The Company determined that it should increase the valuation allowance on deferred income tax assets from amounts that had previously been provided. Historically, the Company has recorded deferred income tax liabilities and the related deferred income tax expense based on netting deferred tax liabilities resulting from goodwill deductions on certain reporting units against deferred tax assets resulting from goodwill impairments on other reporting units prior to determining the required valuation allowance. Because of the uncertainty of the realization of the deferred tax assets related to goodwill, the Company has determined that the valuation allowance should be increased for these items. Accordingly, the Company has determined that a restatement of the deferred income tax expense and related deferred income tax liability at and for the years ended December 31, 2004 and 2005 was required. The restatement also reflects an increase of $0.8 million in deferred tax liabilities related to trademark assets obtained in the CMEinfo and Scott Publishing acquisitions.

Deferred income tax expense and the related deferred tax liability are non-cash items for the Company and are excluded when the Company is evaluating compliance with the debt covenants applicable to its existing financing arrangements. The restatement had no effect on cash tax expense or actual cash income taxes due. The Company’s Net Operating Loss (NOL) carryforward at December 31, 2006 of approximately $111.7 million and the ability to offset future current income tax liabilities against this NOL is also unaffected by this restatement.

Series A Preferred Stock Warrants

The Company has also restated its financial statements for the year ended December 31, 2005 to reflect warrants (the “Preferred Warrants”) to purchase our Series A preferred stock (the “Preferred A”) as liabilities in accordance with Financial Accounting Standards Board Staff Position 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable” (“FSP No. 150-5”), which became effective for reporting periods beginning after June 30, 2005. FSP No. 150-5 was issued to address whether freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) would be subject to the requirements of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” regardless of the timing of the redemption feature or the redemption price.

The Company became aware that FSP No. 150-5 should have been applied to the Preferred Warrants. The Company had previously recorded the Preferred Warrants at $2.2 million and classified them with the underlying Preferred A in the mezzanine section of the Company’s balance sheet.

Pursuant to FSP No. 150-5, the Preferred Warrants are classified as a liability because the Preferred Warrants embody obligations on the Company to issue securities that have a redemption right and are recorded at fair value. A valuation analysis prepared by the Company concluded the Preferred Warrants had no value as of the adoption date. Accordingly, the Company’s financial statements at and for the year ended December 31, 2005, shows a $2.2 million reduction in the Company’s Preferred A and a $2.2 million cumulative income effect which will reduce the previously reported net loss and net deficit.

Of note, while FSP No. 150-5 requires the classification of the Preferred Warrants as a liability, the security underlying these warrants, namely the Company’s Preferred A will remain classified in the mezzanine section of the Company’s balance sheet as an equity security.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the restatement on the condensed consolidated balance sheet for the year ended December 31, 2005.

	December 31, 2005
	As Previously		As
	Reported	Adjustment	Restated

Assets:
Goodwill, net	$169,424	$828	$170,252
Total Assets	400,491	828	401,319
Liabilities:
Deferred Tax Liability	14,830	2,014	16,844
Total Long term Liabilities	538,375	2,014	540,389
Redeemable preferred stock:
Series A preferred stock	38,404	(2,213)	36,191
Total redeemable preferred stock	39,930	(2,213)	37,717
Stockholder’s deficit:
Accumulated deficit	(229,452)	1,027	(228,425)
Total stockholder’s deficit	$(229,148)	$1,027	$(228,121)

The following table presents the effects of the restatement on the condensed consolidated statements of operations for the years ended:

	Year Ended December 2005			Year Ended December 2004
				As
	As Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Loss before income taxes, discontinued operations and cumulative effect of accounting change	$(24,309)	—	$(24,309)	$(18,746)	—	$(18,746)

Benefit (provision) for income taxes	(15,142)	$10,190	(4,952)	(47)	$(3,833)	(3,880)

(Loss) income before discontinued operations and cumulative effect of accounting change	(39,451)	10,190	(29,261)	(18,793)	(3,833)	(22,626)
Discontinued Operations:
Loss from operations of discontinued operations	(3,731)	—	(3,731)	(2,076)	—	(2,076)
Loss on disposal of discontinued operations	(1,245)	—	(1,245)	(1,712)	—	(1,712)

Loss before cumulative effect of accounting change	(44,427)	10,190	(34,237)	(22,581)	(3,833)	(26,414)
Cumulative effect of accounting change	—	2,213	2,213	—	—	—

Net (loss) income	(44,427)	12,403	(32,024)	(22,581)	(3,833)	(26,414)
Preferred stock dividends and accretion	(3,048)	—	(3,048)	(2,735)	—	(2,735)

Net loss available to common stockholders	$(47,475)	$12,403	$(35,072)	$(25,316)	$(3,833)	$(29,149)

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. The Company acquired Buckle Down Publishing in April 2004, Options Publishing in December 2004, Scott Publishing in April 2005, and CMEinfo in June 2005. Therefore, results of operations for each of the acquired entities have been included in the consolidated results of operations since their respective acquisition dates. All material intercompany accounts and transactions have been eliminated upon consolidation. During 2005, the Company sold the assets of it’s Chelsea House imprint. As a result of the disposition, the results of Chelsea House have been reclassified as a discontinued operations for all periods presented in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions include management’s judgment related to the collectability of accounts receivable, sales returns reserves, inventory obsolescence reserves, the lives and recoverability of direct response advertising costs, the lives and recoverability of pre-publication costs, deferred tax valuation allowances, useful lives of fixed assets and long-lived assets and impairments of goodwill and long lived assets. Actual results may differ from those estimates.

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are diversified due to the number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. Customers are concentrated in the educational and professional markets of the United States of America. No single customer accounted for more than 6% of revenue and 3% of accounts receivable.

Fair Value and Credit Risk of Financial Instruments

All current assets and liabilities are carried at cost, which approximates fair value due to the short-term maturities of those instruments. The fair value of the Company’s 11 3/4% Senior Notes and 12 1/2% Senior Discount Notes are estimated based on market quotes. The Company’s Senior Secured Term Loan is a floating rate instrument and fair value is equal to carrying value. The Preferred Warrants were valued based on internal valuation analysis. Management believes it is impractical to estimate the fair value of the Company’s Series B senior preferred stock (the “Preferred B”).

Estimated fair values of the Company’s long term debt instruments are as follows:

	December 31, 2006
	Carrying Value	Fair Value

Senior secured term loan	$126,150	$126,150
11 3/4% senior notes	172,146	176,450
12 1/2% senior discount notes	104,847	87,750
Preferred Warrants	0	0

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue and Expense Recognition

We recognize revenue from books and other non-subscription sales when the product is shipped to the customer. Product shipment terms are FOB shipping point and collectability is reasonably assured at the time of shipment. Subscription revenue is deferred and recognized as the subscription is fulfilled. Short term rental revenue for audiobooks is recognized at the time of the rental and audiobook lease revenue is deferred and recognized ratably over the term of the lease. Revenue is recognized net of provisions for estimated returns. These estimated return provisions are based upon historical experience and other company and specific customer factors including management’s expectations. Actual return experience is monitored and any significant change from management’s expectations results in an adjustment in the reserve rates utilized to estimate returns.

Cost of goods sold is recognized when the related revenue is recognized and primarily consists of paper, media, printing, binding and duplication and author royalty expenses.

Shipping and Handling

Shipping and handling costs are included in fulfillment and distribution expenses, while fees charged to customers for shipping and handling are included in revenue in the accompanying consolidated statements of operations. The Company incurred $6.9 million, $6.4 million and $4.9 million in shipping and handling costs for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Advertising

Advertising expenses relating to book and non-subscription publishing operations are expensed as incurred. The Company incurred $0.8 million, $0.9 million and $0.8 million in advertising expenses for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in marketing and sales expenses in the accompanying consolidated statements of operations.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the net acquisition cost over the estimated fair value of net assets acquired from purchased companies. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), pursuant to which intangible assets considered to have indefinite lives, such as goodwill, are not amortized to expense but are periodically evaluated for impairment at the reporting unit level. Intangible assets with finite lives continue to be amortized to expense over their useful lives.

Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are subject to an annual impairment test, as well as an interim test if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The goodwill impairment test is a two-step process. First, the fair value of each of our reporting units is compared to the carrying value of the reporting units assets less liabilities. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is taken for the difference. For purposes of estimating the fair value of a reporting unit, we use a weighted average of discounted cash flow approach, an exit multiple value and market valuation approach. The Company tests the goodwill of each of its reporting units annually, and more frequently if impairment indicators exist.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under SFAS No. 144, impairment is recognized for long-lived assets when the carrying value exceeds the long-lived asset’s estimated future undiscounted cash flows. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In addition, the Company performs an annual evaluation of the recoverability of its pre-publication and direct response advertising costs.

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

Prior to January 1, 2006, we accounted for stock options by following the minimum value method under SFAS No. 123. Under the minimum value method, compensation expense for options is measured at the grant date based on the value of the award, as determined using the minimum value option valuation model, and is recognized over the vesting period of the grant. In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principal Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, SFAS No. 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the adoption date to January 1, 2006 for calendar year-end companies. The Company adopted SFAS No. 123 effective January 1, 2002, and will continue to expense the previously granted options using the values determined under the minimum-value method to awards outstanding prior to January 1, 2006, which is the date upon which the Company adopted SFAS 123(R). Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method to account for all awards granted, modified or settled after the date of adoption. The adoption of SFAS No. 123(R) did not have a significant impact on our reported results of operations and financial position or our reported operating cash flows as the expense for stock option grants was nominal during the year ended December 31, 2006.

Income Taxes

We account for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting purposes and for income tax purposes. A history of generating taxable income or a tax planning strategy that would create taxable income is required in order to substantiate the recording of a net tax asset. Our federal and state operating loss carry-forwards at December 31, 2006 approximately are $111.7 million expiring through 2026.

Foreign Currency Translation

The Company has determined that the functional currency of its foreign subsidiary is the subsidiary’s local currency. The assets and liabilities of this subsidiary are translated at the applicable exchange rate as of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Gains and losses on

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inter-company transactions are recorded in operating expenses and have not been material for the periods presented. The assets and liabilities of the Company’s foreign subsidiary were immaterial as of December 31, 2006 and 2005.

Redeemable Capital Stock

The Company accounts for its Preferred B in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The adoption of SFAS No. 150 requires that the Preferred B be classified as debt on the Company’s consolidated balance sheet because it is mandatorily redeemable at a fixed and determinable date. Dividends and accretion related to the Preferred B, which previously had been recorded below net income (loss) as a charge in determining net income (loss) available to common stockholders, has been charged to interest expense in the accompanying audited consolidated statement of operations since the January 1, 2004 adoption of this standard. The Preferred B is mandatorily redeemable on December 10, 2011, at its original face value, plus any accrued but unpaid dividends. According to FSP No. 150-5, Preferred Warrants are also classified as a liability and recorded at fair value, because the Warrants embody obligations on the Company to issue securities that have a redemption right. The Preferred A and Series C preferred stock (the “Preferred C”) are redeemable at the option of the holders thereof beginning on December 31, 2019 and April 15, 2012, respectively, and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Preferred A or Preferred C. However, the Preferred A and Preferred C have been classified as mezzanine equity since their redemption is not within the Company’s control.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. During 2005, the Company sold the assets of its Chelsea House imprint. As a result of the disposition, the results of Chelsea House have been reclassified as a discontinued operation for all periods presented.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 is to be recorded in retained earnings. The Company has determined that the adoption of FIN 48 will have no effect on the Company’s financial position and results of operations.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

Buckle Down Publishing

In April 2004, the Company acquired certain assets and assumed certain liabilities of Buckle Down Publishing (“Buckle Down”) which has been reported using the purchase method of accounting in the Test-prep and Intervention segment since acquisition. Buckle Down is a state test preparation publisher. Its primary product line is Buckle Down, a series of books written to help students prepare for and review the state educational standards assessed on high-stakes state tests. Buckle Down products are developed to specific state standards. The Company acquired Buckle Down to compliment and expand its growing Triumph Learning business which provides test-preparation materials to the supplemental education market. The net cost was $26.3 million, consisting of consideration paid to the seller in the form of $24.1 million cash and 3,500 shares of newly authorized Preferred C with a face amount of $1,000 per share and a cumulative 5% per year dividend compounded quarterly with a discounted value of $1.1 million and transaction costs of $1.1 million. This consideration exceeded the fair value of net assets acquired, resulting in goodwill of $11.7 million. The acquisition price was subject to a working capital adjustment which was settled for $0.1 million during the fiscal year 2004 which is included in the net cost of $26.3 million. The acquisition accounting for Buckle Down Publishing was finalized during the fiscal year 2004.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed on acquisition date:

As of April 15,
2004

Working capital, net (excluding cash acquired)	$1,769
Pre-publication costs	3,600
Property and equipment	193
Intangibles	9,000

Net assets acquired	14,562
Goodwill recorded	11,717

Net cost	$26,279

Options Publishing

In December 2004, the Company acquired certain assets and assumed certain liabilities of Options Publishing, LLC (“Option Publishing”) which has been reported using the purchase method of accounting and has been included in the Test-prep and Intervention segment since acquisition. Options Publishing develops and creates proprietary supplemental, instructional materials focusing on students in kindergarten through grade eight, who need more help after using textbooks. The curriculum areas of reading, writing, math, science, parent involvement intervention and assessment are covered in depth. Options Publishing products complement the Company’s growing educational product lines. The net cost was $52.9 million, consisting of consideration paid to the seller of $51.8 million less cash received of $0.4 million and transaction costs of $1.5 million, exceeded the fair value of net assets acquired, resulting in goodwill of $28.6 million. The acquisition accounting for Options publishing was finalized during the fiscal year 2005 and certain changes were made to the goodwill value that was previously reported.

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

The following table summarizes the fair value of the assets acquired and the liabilities assumed on the acquisition date:

As of April 15,
2005

Working capital, net (excluding cash acquired)	$176
Intangibles	1,560
Deferred tax	(296)

Net assets acquired	1,440
Goodwill recorded	2,187

Net cost	$3,627

CMEinfo

In June 2005, the Company acquired all of the outstanding shares of capital stock of CMEinfo.com, Inc. (“CMEinfo”). The Company reported the acquisition using the purchase method of accounting, and the acquired business has been included in our Medical Education segment since completion of the acquisition. CMEinfo publishes self-study continuing medical education (“CME”) courses. The Company acquired CMEinfo to increase the scope of its CME product offerings. To acquire CMEinfo, the Company paid $7.2 million in cash to the prior owners, and paid an additional $0.1 million and $1.4 million, respectively, to retire CMEinfo’s existing debt obligations and to cover acquisition costs. The $7.2 million in cash paid to the prior owners included $1.7 million that was placed in an escrow account to cover revenue shortfalls and indemnification obligations. Thereafter, the Company recorded a $1.0 million receivable in the fourth quarter of 2005. During the quarter ended June 30, 2006,

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company received $1.0 million from the escrow account due to CMEinfo’s failure to meet revenue projections. The net acquisition cost of $7.6 million exceeded the fair value of net assets acquired, resulting in goodwill of $2.9 million.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as a result of the acquisition:

As of June 15,
2005

Working capital, net (excluding cash acquired)	$(168)
Pre-publication costs	890
Property and equipment	60
Intangibles	4,420
Deferred tax	(532)

Net assets acquired	4,670
Goodwill recorded	2,891

Net cost	$7,561

Pro Forma Financial Information

The following unaudited pro forma statement of operations is presented as if the Buckle Down Publishing and Options Publishing acquisitions had been consummated as of the beginning of 2004.

			Proforma
	HCC as	Proforma	Options	HCC
For the Year Ended December 31, 2004	Reported	Buckle Down	Publishing	Proforma

Revenue	$170,893	$2,721	$18,259	$191,873
Cost of goods sold	52,998	634	3,187	56,819
Marketing and sales	38,820	634	6,159	45,613
Fulfillment and distribution	13,295	295	936	14,526
General and administrative	22,185	381	1,251	23,817
Amortization of pre-publication costs	9,106	540	1,332	10,978
Depreciation expense & amortization of intangibles	2,954	520	1,441	4,915

Income (loss) from operations	31,535	(283)	3,953	35,205
Other expense	54,161	103	6,633	60,897

Loss before discontinued operations	(22,626)	(386)	(2,680)	(25,692)
Loss from discontinued operations	(3,788)	—	—	(3,788)

Net loss	$(26,414)	$(386)	$(2,680)	$(29,480)

Pro-forma statements of operations are not presented for CMEinfo and Scott Publishing as the effects of these acquisitions are not material to the Company’s consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2006	2005

Accounts receivable	$25,629	$24,791
Sundry receivables	—	1,500

Total accounts receivable	25,629	26,291
Less allowance for doubtful accounts	3,167	3,487

Accounts receivable, net	$22,462	$22,804

The 2005 sundry receivables balance above included the $0.5 million placed in an escrow account related to the sale of Chelsea House (see Note 17 for detail of the sale) and $1.0 million placed in an escrow account related to the purchase of CMEinfo (see Note 3 for details of the acquisition), all of which has been released to the Company during 2006.

5.	Inventory

Inventory consists of the following:

	December 31,
	2006	2005

Supplies	$1,371	$1,059
Work-in-process	1,013	716
Finished goods	24,541	23,278

	26,925	25,053
Less allowance for obsolescence	3,683	2,749

Inventory, net	$23,242	$22,304

6.	Pre-publication Costs

Pre-publication costs consists of the following:

	December 31,
	2006	2005

Pre-publication costs	$92,851	$89,557
Less accumulated amortization	47,678	46,716

Pre-publication costs, net	$45,173	$42,841

Amortization of pre-publication costs for the years ended December 31, 2006, 2005 and 2004 was $20.6 million, $13.1 million and $9.1 million, respectively.

During the second and third quarters of 2006 the Company completed an impairment test of its pre-publication assets in its K-12 Supplemental Education segment which consists of Sundance/Newbridge as indications of impairment existed due to declines in revenues and operating profits. The fair value of the pre-publication assets was tested at a series level and the fair values of certain series, based on a discounted cash flow analysis, were below the unamortized cost basis, resulting in an impairment charge of $3.0 million that was recorded to amortization of pre-publication costs for the year ended December 31, 2006.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005

Furniture and fixtures	$2,429	$2,678
Office equipment and software	12,509	12,654
Land and building	4,784	4,782
Leasehold improvements	2,768	2,371

	22,490	22,485
Less accumulated depreciation	11,211	11,182

Property and equipment, net	$11,279	$11,303

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2.8 million, $2.5 million and $2.4 million, respectively.

8.	Goodwill

Goodwill and other intangible assets with indefinite lives are tested for impairment annually, as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill as calculated is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. For purposes of estimating the fair value of the reporting unit we use a weighted average of discounted cash flow approach and market valuation approach.

During the second quarter of 2006, an indication of impairment existed in the Company’s K-12 Supplemental Education segment, which consists of Sundance/Newbridge, due to decline in revenues and operating profits and increased and unanticipated competition. Based on this indication of impairments, a goodwill impairment test was performed and during the second quarter of 2006 the Company recorded a $24.4 million goodwill impairment charge to Income from Operations for its K-12 Supplemental Education Segment.

As indicated above, the goodwill impairment assessment is a two step process. The Company performed the annual goodwill impairment testing as of October 1, 2006. The value determined in step one of the assessment process indicated that the carrying value of the assets net of liabilities of the Options Publishing business was in excess of the fair market value of that reporting unit. The Company completed step two of the impairment process during the fourth quarter of 2006 and recorded a $10.4 million goodwill impairment charge to Income from Operations for its Test-prep and Intervention Segment.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the change in the Company’s goodwill for the years ended December 31, 2006 and 2005 is as follows:

Goodwill, January 1, 2004	$166,179
Scott Publishing acquisition	2,187
CMEinfo acquisition	2,766
Options Publishing acquisition	(839)
Other	(41)

Goodwill, December 31, 2005	$170,252

CMEinfo acquisition	126
Goodwill impairment charge- Sundance/Newbridge	(24,393)
Goodwill impairment charge- Options Publishing	(10,419)

Goodwill, December 31, 2006	$135,566

The full value assigned to goodwill for the Scott Publishing and CMEinfo acquisitions will not be deductible for income tax purposes as these acquisitions were treated as a stock purchase for income tax purposes.

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

		December 31,	December 31,
Definite Life Assets	Lives	2006	2005

Customer list	10 years	$23,240	$23,240
Non-compete agreements	3-5 years	1,900	1,900
Other	5 years	171	179

		25,311	25,319
Less: accumulated amortization		(5,898)	(3,196)

		19,413	22,123
Trademarks	Indefinite	4,829	4,811

Net intangible assets		$24,242	$26,934

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $2.7 million, $2.5 million and $0.6 million, respectively. Accumulated amortization amounts by asset type as of December 31, 2005 were $2.7 million for customer list, $0.3 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2006 was $5.0 million for customer lists, $0.7 million for non-compete agreements and $0.2 million for other intangible assets.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total

Amortization of intangibles:
2007	$2,724
2008	2,718
2009	2,663
2010	2,417
2011	2,321
Thereafter	6,570

$19,413

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	December 31,
	2006	2005

Trade accounts payable	$13,175	$11,284
Accrued liabilities	9,371	8,873
Accrued management incentive	4,963	5,005
Accrued compensation and related taxes and benefits	3,168	2,906
Accrued restructuring costs	105	—
Accrued disposition costs	80	238
Accrued acquisition costs	—	227

Accounts payable and accrued liabilities	$30,862	$28,533

11.	Income Taxes

The benefit (provision) for income taxes consists of the following:

	December 31,
	2006	2005	2004
		(Restated Note 2)

Current income tax expense:
Foreign	$(338)	$(312)	$(47)
Deferred income tax expense:
U.S. Federal	1,939	(4,640)	(3,833)

Total benefit (provision for) income taxes	$1,601	$(4,952)	$(3,880)

Foreign income tax expense is based on taxable UK earnings, of $1.1 million, $1.0 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2006	2005
		(Restated Note 2)

Deferred tax assets:
Net operating loss carryforwards	$44,697	$39,927
Goodwill	8,095	1,186
Interest on 12 1/2% Senior Discount Note	9,423	5,807
Allowance for doubtful accounts and notes	2,102	1,024
Inventory reserves	1,156	573
Other definite life intangible assets	610	1,046
Other	249	140

Total deferred tax assets	66,332	49,703
Deferred tax liabilities:
Goodwill and other indefinite life assets	(14,905)	(16,844)
Direct response advertising	(4,491)	(4,277)
Depreciation	(630)	(566)

Total deferred tax liabilities	(20,026)	(21,687)

Net deferred tax assets before valuation allowance	46,306	28,016
Less valuation allowance	(61,211)	(44,860)

Net deferred tax liabilities	$(14,905)	$(16,844)

The net deferred tax liability of $14.9 million at December 31, 2006 and $16.8 million at December 31, 2005 relates to the Company’s goodwill and other indefinite life assets. Goodwill and indefinite life assets are amortizable over 15 years in accordance with tax law but are not amortized for book purposes in accordance with SFAS 142. This deferred tax liability is not offset against the Company’s deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and, therefore, we cannot be anticipate when it will reverse.

As of December 31, 2006, the Company had net federal and state operating loss carryforwards of approximately $111.7 million expiring through 2026.

The Company provided a full valuation allowance for the net deferred tax assets exclusive of the goodwill related deferred tax liability noted above, as a result of management’s uncertainty as to the realization of such assets. The valuation allowance increased $16.4 million and $4.2 million for the years ended December 31, 2006 and 2005, respectively.

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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory Federal income tax rate to the effective rate is as follows:

	December 31,
	2006	2005	2004
		(Restated Note 2)

Statutory rate	34%	34%	34%
State and local income taxes (net of federal benefit)	6%	6%	6%
Change in valuation allowance	(22)%	(15)%	(3)%
Non-deductible interest expense	(13)%	(31)%	(44)%
Other	(3)%	(12)%	(10)%

Effective tax rate	2%	(18)%	(17)%

12.	Financing Arrangements

The Company was not compliant with certain customary restrictive covenants. Refer to Note 21 below for a description of subsequent events affecting our Senior Secured Revolving Credit Facility, Senior Secured Term Loans, 11 3/4% Senior Notes and 12 1/2% Senior Discount Notes.

Senior Secured Revolving Credit Facility, Senior Secured Term Loans, 11 3/4% Senior Notes

On August 20, 2003, Haights Cross entered into a $30.0 million Senior Secured Revolving Credit Facility (the “Facility”) and a $100.0 million Senior Secured Term Loan (the “First Term Loan”), and also issued $140.0 million aggregate principal amount of its 11 3/4% Senior Notes due 2011 (“Senior Notes”).

The Facility matures on May 20, 2008 and is secured by a first lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The Facility contains customary restrictive covenants and financial ratio requirements. Borrowings under the Facility bear interest at variable rates based on LIBOR plus an applicable spread. The Facility has been amended periodically to allow for acquisitions and to amend and/or waive compliance with certain financial ratio requirements. As of December 31, 2006, the Company had not drawn any amounts on the Facility and our available borrowing capacity under the Facility, as limited by our financial covenant ratios, was $30.0 million.

The First Term Loan matures on August 20, 2008, is subordinate to the Facility and is secured by a second lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The First Term Loan contains customary restrictive covenants and debt incurrence tests. The First Term Loan bears interest at a variable rate based on the Eurodollar (subject to a 2% floor), plus an applicable margin based on a graduated rate schedule. As of December 31, 2006, the effective interest rate on all borrowings under the First Term Loan was 9.88%. Beginning on November 15, 2003 and continuing through maturity, the Company is required to make principal payments on the First Term Loan of $250,000 per quarter.

The Senior Notes mature on August 15, 2011, and are subordinate to the Facility and the Term Loans (as defined below). The Senior Notes contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004.

On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders with, the original Senior Notes. In connection with the issuance of the additional Senior Notes, Haights Cross entered into a new $30.0 million Senior Secured Term Loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. The Second Term Loan also matures on

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 20, 2008. As of December 31, 2006, the effective interest rate on all borrowings under the Second Term Loan was 8.88%. As of December 31, 2006, the Company had $170.0 million aggregate principal amount of outstanding Senior Notes and $126.2 million aggregate principal amount of indebtedness outstanding under the Term Loans.

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

The following table is a summary of the Company’s current outstanding debt as of December 31, 2006 (in thousands):

					Interest Rate	Book Value
				Premium	As of	As of
	Issuance	Due	Face	(Discount)	December 31,	December 31,
Instrument:	Date	Date	Amount	At Issuance	2006	2006

Haights Cross:
Senior secured term loan	08/20/03	08/20/08	$100,000	—	9.88%	$96,750
Senior secured term loan	12/10/04	08/20/08	$30,000	—	8.88%	29,400

						$126,150
11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	32,146

						$172,146
Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$104,847
Series B preferred (See Note 13)	12/10/99	12/10/11	$50,006	$(3,410)	16.0%	149,626

Total debt						$552,769

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the required future repayments under the Company’s current financing arrangements as of December 31, 2006 (in thousands):

2007	$1,300
2008	124,850
2009	—
2010	—
2011	456,459

Total	582,609
Less: Unamortized discounts and other	(29,840)

$552,769

13.	Equity and Redeemable Preferred Stock

On December 10, 1999, the Company issued 22,476 shares of voting Preferred A. The Preferred A has a liquidation value of $1,000 per share, plus any accrued but unpaid dividends. The Preferred A accrues quarterly cumulative dividends at an annual rate of 8%. Beginning on December 31, 2019, any Preferred A holder may require the Company to redeem its outstanding Preferred A shares at a redemption price equal to $1,000 per share, plus any accrued but unpaid dividends. Each holder of a share of Preferred A is entitled to one vote per share. The initial carrying value of the Preferred A was $22.3 million. Unless earlier redeemed or repurchased, the Preferred A will accrete to an aggregate liquidation value of $110.2 million through December 19, 2019, the date holders can require redemption.

On December 10, 1999, the Company issued 2,400,000 shares of nonvoting Preferred B, warrants to acquire 3,333,861 shares of common stock at $.01 per share (the “Common Warrants”), and Preferred Warrants to acquire 3,458 shares of Preferred A at $.01 per share, for aggregate proceeds of $60.0 million. In 2004, the Company canceled 1,194,814 of the Common Warrants, and 1,245 of the Preferred Warrants, in connection with two separate Preferred B retirement transactions.

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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Preferred B has a liquidation value of $25 per share, plus any accrued but unpaid dividends. Prior to January 1, 2005, the Preferred B accrued quarterly cumulative dividends at an annual rate of 16%, which dividends were added to its carrying value. Beginning January 1, 2005, such dividends became payable quarterly in cash. Under the terms of the Preferred B, if the Company fails to pay four consecutive or six quarterly cash dividends for any reason, the holders of the Preferred B are entitled to elect one director to serve on the Company’s Board of Directors. The Company has failed to pay any such cash dividends and, effective January 20, 2006, the holders of the Preferred B elected, by written consent, Eugene I. Davis to serve on the Company’s Board of Directors. As of December 31, 2006, the Company had accrued $40.8 million for unpaid cash dividends, but has elected not to pay cash dividends because the Company is restricted from paying such dividends by the terms of the indenture for its Senior Discount Notes.

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

On April 15, 2004, in connection with the acquisition of Buckle Down Publishing, the Company issued 3,500 shares of Preferred C. The Preferred C has a liquidation value of $1,000 per share, plus any accrued but unpaid dividends. The Preferred C accrues quarterly cumulative dividends at an annual rate of 5%. The Preferred C shall automatically convert into common stock upon the consummation of the Company’s initial public offering, with the number of shares of common stock issued on such conversion to be determined as follows: (a) if such initial public offering occurs on or prior to April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Preferred C of $3.5 million divided by the price per share at which the common stock is offered to the public in such offering, or (b) if such initial public offering occurs after April 15, 2008, the number of shares of common stock to be issued shall be equal to the original face value of the Preferred C of $3.5 million plus all accrued and unpaid dividends thereon, divided by the price per share at which the common stock is offered to the public in such offering. Beginning on April 15, 2012, any Preferred C holder may require the Company to redeem the outstanding shares of Preferred C held by that holder at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends. The holders of shares of Preferred C are not entitled to any voting rights. The Company may, at its option, at any time, redeem shares of Preferred C, in whole or in part, at a price equal to 101% of the per share liquidation value plus any accrued but unpaid dividends. The initial carrying value of the Preferred C was $1.1 million. Unless earlier redeemed or repurchased, the Preferred C will accrete to the aggregate liquidation value of $5.2 million through April 15, 2012, the date holders can require redemption.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has 30,000,000 shares of common stock authorized for issuance. As of December 31, 2006, the Company had 20,012,914 shares issued and outstanding, including 4,614 shares issued due to the exercise of stock options during the nine-month period ended December 31, 2006, 2,387,086 shares reserved for the issuance upon the exercise of stock options granted under the Plan and 2,139,047 shares reserved for the issuance upon the exercise of Common Warrants.

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

14.	Stock Option Plan

The Company’s 2000 Stock Option and Incentive Plan (the “Plan”), which is a stock-based compensation plan, was approved by the Company’s Board of Directors and stockholders in December 1999, and provided for the issuance of up to 1,200,000 options to purchase shares of common stock. In December 2001, the Company’s Board of Directors and stockholders approved an increase in the number of shares of common stock reserved under the Plan from 1,200,000 to 2,400,000 shares. The Plan provides for grants of incentive stock options to employees of the Company (including officers and employee directors), as well as grants of non-qualified stock options to employees and consultants of the Company. The Plan also allows for restricted and unrestricted stock awards.

The Plan is administered by the Company’s Board of Directors (the “Board”). The Board has the right, in its discretion, to select the individuals eligible to receive awards, determine the terms and conditions of the awards granted, accelerate the vesting schedule of any award and generally administer and interpret the Plan. They also have the right to adjust the exercise price after a reorganization, recapitalization, stock split or similar change in the Company’s common stock. Under the Plan, the Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise price of these options is determined by the Board using commonly-employed valuation methods for the market in which the Company operates. The Company determined the intrinsic value of the outstanding options to be $0 for the period ended December 31, 2006.

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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2006, the Company accounted for the Plan using the fair value method of accounting for stock options under SFAS No. 123. Under the fair value method, compensation expense for options was measured at the grant date and was based on the value of the award as determined using the minimum value method. The expense then was recognized over the vesting period of the grant. Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123(R), using the prospective transition method. Accordingly, the Company has not restated prior periods. Compensation expense for all share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company recognizes compensation expense as a “general and administrative expense” in its statements of operations on a ratable basis over the vesting period for each option. For the years ended December 31, 2006 and 2005, the Company recognized approximately seven and five thousand dollars, respectively, in compensation expense relating to the grant of stock options. For the year ended December 31, 2004 the Company did not recognize compensation expense related to the grant of stock options. As of December 31, 2006, there was approximately $24,000 of total unrecognized compensation expense related to non-vested stock options that will be recognized over a weighted-average period of 3 years.

The values of options exercised during the years ended December 31, 2006 and 2005 were not significant. The total cash received from the exercise of stock options was approximately $10,000 and $7,000 for the years ended December  31, 2006 and 2005, respectively, and is classified as cash flows from financing activities. Prior to the adoption of SFAS No. 123(R), the Company was required to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the Company to classify cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The Company did not have any excess tax benefits for the years ended December  31, 2006 and 2005.

Transaction activity with respect to the Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance as of December 31, 2003	1,334,200	1.61
Granted in 2004	587,500	1.00
Forfeited in 2004	(366,555)	2.27
Cancelled in 2004	—	—

Balance as of December 31, 2004	1,555,145	1.71
Granted in 2005	254,000	1.12
Exercised in 2005	(8,300)	1.13
Forfeited in 2005	(218,485)	1.55
Cancelled in 2005	(12,203)	1.71

Balance as of December 31, 2005	1,570,157	1.64
Granted in 2006	601,500	0.59
Exercised in 2006	(4,614)	2.24
Forfeited in 2006	(184,090)	1.47

Balance as of December 31, 2006	1,982,953	$1.33

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s outstanding and exercisable stock options as of December 31, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$0.50	477,500	9.67 years	$0.50	—	$0.50
$0.83	199,000	5.00 years	$0.83	199,000	$0.83
$1.00	659,245	8.13 years	$1.00	257,996	$1.00
$1.19	89,500	5.00 years	$1.19	89,500	$1.19
$1.53	42,301	8.36 years	$1.53	9,051	$1.53
$2.48	153,000	5.05 years	$2.48	153,000	$2.48
$2.84	362,407	6.75 years	$2.84	362,407	$2.84

	1,982,953	7.56 years	$1.33	1,070,954	$1.82

Options exercisable as of December 31, 2005 and 2004 were 791,932 and 646,545, respectively. Options available for grant and unvested options as of December 31, 2006 were 404,133 shares and 911,999 shares, respectively. There is no intrinsic value of vested and unvested options as of December 31, 2006.

The fair values of the options granted during the years ended December 31, 2006, and minimum values of options granted during the years ended December 31, 2005 and 2004 were estimated on the dates of the grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	2006	2005	2004

Risk free interest rate	4.71%	4.07%	4.25%
Expected dividend yield	0%	0%	0%
Expected lives	6 years	6 years	6 years
Expected volatility	54%	0%	0%
Weighted-average fair value of options granted	$0.02	$0.09	$0.0

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

15.	Commitments

The Company has leased facilities in the states of New York, Alabama, Maryland, Massachusetts, Pennsylvania, Iowa, Texas, New Jersey and the United Kingdom. The aggregate future minimum lease payments under

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2006 are as follows:

	Occupancy
	Space	Equipment

Year ending December 31:
2007	$2,802	$291
2008	2,158	180
2009	1,635	126
2010	554	92
2011	45	3

Total minimum payments	$7,194	$692

Rent expense on the occupied space for the years ended December 31, 2006, 2005 and 2004 was $2.4 million, $2.3 million and $2.2 million, respectively. Expenses relating to equipment leases for the years ended December 31, 2006, 2005 and 2004 was $0.4 million, $0.4 million and $0.3 million, respectively.

On February 27, 2007, certain holders of our Preferred B filed an action in the Delaware Chancery Court seeking an order to compel us to allow them access to inspect certain of our corporate and business books and records pursuant to a request under Section 220 of the Delaware General Corporation Law and under the Investors Agreement, as amended, between us and certain of our stockholders. No monetary relief is sought in this action. The plaintiffs made a number of allegations in the action, including allegations of breach of fiduciary duty and corporate mismanagement, to support their request for access to our books and records. We contended that the documents sought by plaintiffs in this action far exceeded those to which they are entitled under Section 220 or the Investors Agreement, believed the action was without merit, and intended to vigorously defend against it.

On June 29, 2007, in connection with a recapitalization agreement we entered into with, among others, the holders of the Preferred B, the plaintiffs agreed to dismiss this action upon the closing of such agreement. See Note 21 to these consolidated financial statements below for a description of the recapitalization agreement.

From time to time, the Company may be involved in various litigation relating to claims which have arisen in the ordinary course of its business. In the opinion of management, the outcome of any such litigation will not have a material adverse impact on the Company’s financial position or results of operations.

16.	Savings Plan

The Company has a defined contribution plan for eligible employees under Section 401(k) of the internal revenue code. The Haights Cross Communications, Inc. 401(k) Savings Plan (“Savings Plan”) provides for eligible employees to contribute up to 15% of eligible compensation with a Company match of 50% of the first 6% of employee contributions. All employees are eligible to participate in the Savings Plan after one year of service, reaching age 21, and completing 1,000 hours of service within a calendar year. The Company may, at its discretion, make additional contributions to the Savings Plan, on a pro rata basis. Participants vest under five-year graded vesting in the Company match and 100% in their own contributions to the Savings Plan. Distributions can be paid either in a lump sum or monthly installments.

The Company’s contributions and administrative fees for the years ended December 31, 2006, 2005 and 2004 were $0.7 million, $0.6 million and $0.5 million, respectively.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Discontinued Operations

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

The sale of Triumph College was completed on July 31, 2002, in the form of an asset purchase agreement. In consideration of the sale the Company received a $3.0 million Senior Secured Promissory Note (the “Note”), which is payable on July 31, 2012, together with any accrued interest. The Note bears interest at the prime rate, as defined in the agreement, plus 2%, beginning on July 31, 2004, on both the unpaid principal amount and any accrued and unpaid interest thereon. The Note did not pay interest until 2004 therefore, the Company recorded a discount of $0.4 million on the Note, which was amortized to interest income quarterly over the period from July 31, 2002 through July 31, 2004. The interest rate on the Note is subject to an annual increase or decrease of no more than 1%, up to a maximum of 9%. The Note is secured by a first priority lien on the assets of the purchaser and requires mandatory repayment of all principal and accrued interest upon certain events, including the sale of the business to any third party. None of the required interest was paid in 2004. As of December 31, 2004, based on the results of operations, management concluded a reserve was required against the note. A reserve of $1.8 million was calculated based on the fair value of the underlying assets determined utilizing comparable market values for the business. As of December  31, 2004 the note had a net carrying value of $1.3 million. During 2005 based on the results of operations this reserve was increased to $2.3 million and the note had a net carrying value of $1.0 million as of December 31, 2005. During 2006 based on the results of operations this reserve was increased again to $3.6 million and the note has a net carrying value of $0 as of December 31, 2006. Interest income from this note will not be recognized until collected.

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

As a result of the sale of Chelsea House Publishers, the Company realized gross proceeds of $9.0 million, which consisted of $8.5 million in cash and $0.5 million that was placed in escrow that was released to the Company in February 2006. The Company recorded a loss of $0.9 million on the sale during the fiscal year 2005, resulting from accruals for disposal costs consisting primarily of accrued lease costs and severance, which is presented as a loss on disposal of discontinued operations. At December 31, 2006, $0.1 million of this accrual remained. The carrying amounts of Chelsea House Publishers’ assets and liabilities as of August 8, 2005 were as follows:

August 8,
2005

Assets and liabilities:
Working capital, net (excluding cash)	$4,904
Pre-publication costs, net	3,897
Property and equipment, net	156

Net assets on date of sale	$8,957

Calculation of loss on sale:
Proceeds	$9,000
Less: book value of net assets sold	(8,957)

43
Less: accrued transaction costs	(935)

Loss on disposal of Chelsea House Publishers	$(892)

During the year ended December 31, 2005, in addition to the $0.9 million loss on the disposal of Chelsea House Publishers a $0.1 million expense for Coriolis was recorded for a total loss on disposal for the period of $1.1 million. Coriolis was discontinued during 2002. During the year ended December  31, 2006, a total loss on disposal for the year was $1.1 million, which included an additional $0.1 million loss on the disposal of Chelsea House Publishers and $1.0 million expense for Triumph College, as discussed in the previous section.

18.	Restructuring Charges

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

The cost of the restructuring activity by type of cost for the nine-month period ended December 31, 2006 is as follows:

	Severance and	Lease Terminations		Total
	related	Costs	Relocation and Other	Consolidation

Warehouse and Order Fulfillment Consolidation
Amount expected to be incurred	$65	$180	$162	$407

Accrued restructuring liability as of December 31, 2005	—	—	—	—

Restructuring expense	65	180	162	407
Cash paid	(65)	(75)	(162)	(302)

Accrued restructuring liability as of December 31, 2006	$0	$105	$0	$105

Restructuring activity for the year ended December 31, 2006 was related to Buckle Down Publishing and is therefore reported within the Test-prep and Intervention segment.

19.	Segment Reporting

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

The information presented below includes certain expense allocations between the corporate office and the operating business segments. The information is presented after all intercompany and intersegment eliminations and is therefore not necessarily indicative of the results that would be achieved had the business segments been stand-alone businesses. Corporate general and administrative expenses consist of general corporate administration expenses that are not allocated to the operating business segments.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations and other data for the four operating segments and corporate for the years ending December 31, 2006, 2005 and 2004 are as follows:

	K-12
	Supplemental	Test-Prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

2006
Revenue	$34,296	$73,909	$81,328	$32,471	$—	$222,004
Cost of good sold	9,824	14,666	28,239	9,700	—	62,429
Marketing and sales	14,702	19,982	14,644	9,228	—	58,556
Fulfillment and distribution	3,683	5,171	5,923	3,250	—	18,027
General and administrative	3,775	7,957	7,172	3,480	6,335	28,719
Restructuring charges		407				407
Amortization and write-off of pre-publication costs	7,422	7,212	4,831	1,154	—	20,619
Goodwill impairment charges	24,393	10,419	—	—	—	34,812
Depreciation expense and amortization of intangibles	829	2,800	834	974	62	5,499

Income (loss) from operations	$(30,332)	$5,295	$19,685	$4,685	$(6,397)	$(7,064)

Interest expense	$2,684	$14,399	$5,355	$4,443	$38,906	$65,787
Capital expenditures — property and equipment	452	438	1,059	801	9	2,759
Capital expenditures — pre-publication costs	4,649	11,709	5,399	1,095	—	22,852
Goodwill	—	50,488	64,513	20,565	—	135,566
Total assets	19,869	118,274	103,972	41,995	78,576	362,686

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	K-12
	Supplemental	Test-Prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

2005
Revenue	$43,096	$64,501	$76,626	$26,262	$—	$210,485
Cost of good sold	10,927	13,521	28,623	7,793	—	60,864
Marketing and sales	13,461	17,787	13,591	7,652	—	52,491
Fulfillment and distribution	4,074	4,040	5,236	2,733	—	16,083
General and administrative	3,046	6,884	5,796	3,426	6,801	25,953
Amortization of pre-publication costs	3,731	4,706	4,139	574	—	13,150
Depreciation expense and amortization of intangibles	825	2,727	717	642	127	5,038

Income (loss) from operations	$7,032	$14,836	$18,524	$3,442	$(6,928)	$36,906

Interest expense	$2,576	$13,167	$6,009	$3,504	$34,072	$59,328
Capital expenditures — property and equipment	817	831	1,164	943	76	3,831
Capital expenditures — pre- publication costs	5,236	10,086	5,384	1,171	—	21,877
Goodwill, restated	24,393	60,906	64,513	20,440	—	170,252
Total assets	52,634	123,342	99,360	42,230	83,753	401,319

	K-12
	Supplemental	Test-Prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

2004
Revenue	$48,450	$34,421	$68,878	$19,144	$—	$170,893
Cost of good sold	12,530	7,846	27,480	5,142	—	52,998
Marketing and sales	13,144	7,656	12,497	5,523	—	38,820
Fulfillment and distribution	4,556	2,443	4,459	1,837	—	13,295
General and administrative	3,342	5,334	5,036	2,201	6,272	22,185
Amortization of pre-publication costs	3,076	2,218	3,564	248	—	9,106
Depreciation expense and amortization of intangibles	680	827	734	504	209	2,954

Income (loss) from operations	$11,122	$8,097	$15,108	$3,689	$(6,481)	$31,535

Interest expense	$2,824	$6,818	$6,744	$2,716	$29,092	$48,194
Capital expenditures — property and equipment	858	891	1,255	188	56	3,248
Capital expenditures — pre- publication costs	4,149	3,469	4,438	107	—	12,163
Goodwill	24,393	61,786	64,513	15,487	—	166,179
Total assets	50,420	116,521	99,045	25,203	108,514	399,703

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Condensed Consolidated Financial Statements

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

Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$—	$222,004	$—	$222,004
Costs and expenses	125	6,272	222,671	—	229,068

Income (loss) from operations	(125)	(6,272)	(667)	—	(7,064)
Equity in the income (loss) of subsidiaries	(40,788)	(33,624)	—	74,412	—
Loss from discontinued operations	—	(1,136)	—	—	(1,136)
Other (income)/expenses	31,942	(244)	32,957	—	64,655

Net income (loss)	$(72,855)	$(40,788)	$(33,624)	$74,412	$(72,855)

	Year Ended December 31, 2005 (Restated)
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$—	$210,485	$—	$210,485
Costs and expenses	787	6,140	166,652	—	173,579

Income (loss) from operations	(787)	(6,140)	43,833	—	36,906
Equity in the income (loss) of subsidiaries	608	4,900	—	(5,508)	—
Loss from discontinued operations	—	(1,245)	(3,731)	—	(4,976)
Other (income)/expenses	31,845	(3,093)	35.202	—	63,954

Net income (loss)	$(32,024)	$608	$4,900	$(5,508)	$(32,024)

	Year Ended December 31, 2004 (Restated)
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$—	$170,893	$—	$170,893
Costs and expenses	—	6,481	132,877	—	139,358

Income (loss) from operations	—	(6,481)	38,016	—	31,535
Equity in the income (loss) of subsidiaries	2,167	6,832	—	(8,999)	—
Loss from discontinued operations	—	(1,780)	(2,008)	—	(3,788)
Other (income)/expenses	28,581	(3,596)	29,176	—	54,161

Net income (loss)	$(26,414)	$2,167	$6,832	$(8,999)	$(26,414)

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets:

	As of December 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current assets	$3,718	$64,437	$60,027	$—	$128,182
Investment in subsidiaries	4,193	241,564	—	(245,757)	—
Long term assets	2,127	8,295	224,082	—	234,504

Total assets	$10,038	$314,296	$284,109	$(245,757)	$362,686

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$13,107	$42,234	$—	$55,341
Long term liabilities	272,905	296,996	311	—	570,212
Redeemable preferred stock	41,051	—	—	—	41,051
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(303,938)	4,193	241,564	(245,757)	(303,938)

Total stockholders’ deficit	(303,918)	4,193	241,564	(245,757)	(303,918)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$10,038	$314,296	$284,109	$(245,757)	$362,686

	As of December 31, 2005
			(Restated)
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current assets	$3,571	$65,533	$58,713	$—	$127,817
Investment in subsidiaries	44,714	279,141	—	(323,855)	—
Long term assets	2,505	12,144	258,853	—	273,502

Total assets	$50,790	$356,818	$317,566	$(323,855)	$401,319

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$13,324	$38,010	$—	$51,334
Long term liabilities	241,194	298,780	415	—	540,389
Redeemable preferred stock	37,717	—	—	—	37,717
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(228,141)	44,714	279,141	(323,855)	(228,141)

Total stockholders’ deficit	(228,121)	44,714	279,141	(323,855)	(228,121)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$50,790	$356,818	$317,566	$(323,855)	$401,319

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash provided by (used in):
Operating activities of continuing operations	$21	$(3,668)	$29,577	$—	$25,930
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(22,852)	—	(22,852)
Additions to property and equipment	—	(9)	(2,750)	—	(2,759)
Additions to intangibles	—	—	(39)	—	(39)
Intercompany activity	115	4,213	(4,328)	—	—
Acquisitions, net of cash acquired	—	—	907	—	907
Proceeds from sale of businesses and assets	—	500	9	—	509

Net cash provided by (used in) investing activities	115	4,704	(29,053)	—	(24,234)
Financing activities of continuing operations:
Proceeds from exercise of stock options	10	—	—	—	11
Repayment of senior secured term loan	—	(1,300)	—	—	(1,300)
Additions to deferred financing costs	—	(103)	—	—	(104)

Net cash provided by (used in) financing activities	10	(1,403)	—	—	(1,393)
Effect of exchange rates on cash	—	—	245	—	245
Net cash used in discontinued operations	—	(293)	—	—	(293)

Net change in cash and cash equivalents	146	(660)	769	—	255
Cash and cash equivalents at beginning of period	3,571	64,650	1,371	—	69,592

Cash and cash equivalents at end of period	$3,717	$63,990	$2,140	$—	$69,847

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash provided by (used in):
Operating activities of continuing operations	$(694)	$712	$24,473	$—	$24,491
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(21,877)	—	(21,877)
Additions to property and equipment	—	(76)	(3,755)	—	(3,831)
Additions to intangibles	—	—	(20)	—	(20)
Intercompany activity	796	(2,871)	2,075	—	—
Acquisitions, net of cash acquired	—	(12,255)	—	—	(12,255)
Proceeds from sale of businesses and assets	—	8,500	—	—	8,500

Net cash provided by (used in) investing activities	796	(6,702)	(23,577)	—	(29,483)
Financing activities of continuing operations:
Repayment of senior secured term loan	—	(1,300)	—	—	(1,300)
Proceeds from exerciser of stock options	9	—	—	—	9
Additions to deferred financing costs	—	(511)	—	—	(511)

Net cash provided by (used in) financing activities	9	(1,811)	—	—	(1,802)
Effect of exchange rates on cash	—	—	(154)	—	(154)
Net cash used by discontinued operations	—	(1,488)	(553)	—	(2,041)

Net change in cash and cash equivalents	111	(9,290)	190	—	(8,989)
Cash and cash equivalents at beginning of period	3,460	73,940	1,181	—	78,581

Cash and cash equivalents at end of period	$3,571	$64,650	$1,371	$—	$69,592

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash provided by (used in):
Operating activities of continuing operations	$332	$1,088	$19,813	$—	$21,233
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(12,163)	—	(12,163)
Additions to property and equipment	—	(56)	(3,192)	—	(3,248)
Additions to intangibles	—	—	(28)	—	(28)
Intercompany activity	(53,517)	57,596	(4,079)	—	—
Acquisitions, net of cash acquired	—	(77,896)	—	—	(77,896)
Proceeds from sale of businesses and assets	—	—	29	—	29

Net cash used in investing activities	(53,517)	(20,356)	(19,433)	—	(93,306)
Financing activities of continuing operations:
Proceeds from 12 1/2% senior discount notes	73,653	—	—	—	73,653
Proceeds from 11 3/4% senior notes	—	33,150	—	—	33,150
Proceeds from senior secured term loan	—	30,000	—	—	30,000
Purchase of Series B Senior preferred stock	(13,999)	—	—	—	(13,999)
Repayment of senior secured term loan	—	(1,000)	—	—	(1,000)
Additions to deferred financing costs	(3,009)	(2,226)	—	—	(5,235)

Net cash provided by financing activities	56,645	59,924	—	—	116,569
Effect of exchange rates on cash	—	—	162	—	162
Net cash provided by discontinued operations	—	—	1,534	—	1,534

Net change in cash and cash equivalents	3,460	40,656	2,076	—	46,192
Cash and cash equivalents at beginning of period	—	33,284	(895)	—	32,389

Cash and cash equivalents at end of period	$3,460	$73,940	$1,181	$—	$78,581

21.	Subsequent Event

Delay in Filing Periodic Reports

We are a “voluntary filer” for purposes of the periodic and current reporting requirements of the SEC. We are a voluntary filer because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or listed on an exchange or in any automated inter-dealer quotation system of any national securities association, and we are no longer required to file reports under Section 15(d) of the Exchange Act. Rather, we continue to file our reports under the Exchange Act in order to comply with the reporting covenants contained in our outstanding term loan agreements and bond indentures.

On April 2, 2007, we filed a Notification of Late Filing on Form 12b-25 with the SEC relating to our inability to file on a timely basis this Annual Report on Form 10-K as a result of (i) the need to complete work on a restatement of our financial statements to reflect adjustments to our accounting for Preferred Warrants and deferred income taxes, which restatement is discussed and included herein, and (ii) the need to further investigate, and to allow our independent accountants to conduct additional procedures with respect to, matters of disagreement that Mr. Eugene I. Davis, who serves as a member of our Board of Directors, had expressed concerning the process by which new management employment agreements, entered into beween us and Mr. Peter J. Quandt, our Chief Executive Officer,

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Mr. Paul J. Crecca, our Executive Vice President and Chief Financial Officer, on January 31, 2007, had been approved by the Board of Directors. On April 17, 2007, we filed a Current Report on Form 8-K disclosing that we were not yet in a position to file our Annual Report on Form 10-K insofar as the investigation referred to above was still ongoing.

Effect of late filing on our financial reporting covenants.  Under our Facility (as defined below), we are required to file our annual financial statements with the agent for such Facility within 90 days following the end of our fiscal year and our quarterly financial statements with the agent for such facility within 45 days following the end of our first three fiscal quarters of each fiscal year. Under the agreements relating to our Senior Secured Term Loans and the indentures relating to our Senior Notes and Senior Discount Notes (each as defined herein), we are required to timely deliver to the agent under the Senior Secured Term Loans and the trustee under the bond indentures, within the time periods specified by the SEC’s rules and regulations, the financial information required to be contained in our Annual Report on Form 10-K and other periodic reports, including our Quarterly Reports on Form 10-Q. As a result of the delay in filing this Annual Report on Form 10-K, we defaulted on our annual financial information delivery covenants in the Facility, in the agreements for the Senior Secured Term Loans, and in the indentures for our Senior Notes and Senior Discount Notes. In addition, as a result of the delay in filing our Quarterly Report on Form 10-Q for our quarter ended March 31, 2007, we defaulted on our quarterly financial information delivery covenants in the Facility, in the agreements for the Senior Secured Term Loans, and in the indentures for our Senior Notes and Senior Discount Notes.

Under the respective terms of the Facility, the Senior Secured Term Loan agreements, and the indentures, a default of a financial information delivery covenant can become an “Event of Default,” and potentially enable the indebtedness thereunder to become accelerated, following written notice to us from the agents and/or trustee and/or the requisite lenders or holders and the continuation of such default without cure for a stated period (referred to as the “cure period”). The cure period under the Facility with respect to a default of a financial information delivery covenant is 30 days following notice, and the cure period under the Senior Secured Term Loan agreements and the indentures with respect to a default of a financial information delivery covenant is 60 days following notice.

With respect to the Facility, the indentures and the Senior Secured Term Loans:

•	We received a default notice from the agent under the Facility on May 14, 2007, which stated that we were in default of the annual financial information delivery covenant for our failure to timely furnish to the agent under the Facility our annual financial information for our fiscal year ended December 31, 2006. We received a second default notice from the agent under the Facility on June 12, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely furnish the annual financial information for our fiscal year ended December 31, 2006 if we furnished such information to the agent by July 12, 2007. On July 12, 2007, we received a third notice from the agent under the Facility extending the cure period to July 26, 2007.

•	We received default notices from the trustee under the indentures on May 29, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely file with the SEC our annual financial information for the fiscal year ended December 31, 2006 included in this Annual Report on Form 10-K if we filed this report within 60 days of the date of notice.

•	We received a default notice from the agent under the agreements for our Senior Secured Term Loans on June 19, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely file with the SEC our annual financial information for the fiscal year ended December 31, 2006 included in this Annual Report on Form 10-K and our quarterly financial information for our fiscal quarter ended March 31, 2007 (to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007) if we filed such reports within 60 days of the date of notice.

Accordingly, by filing this Annual Report on Form 10-K with the SEC and/or delivering it to the applicable agents and/or trustee, we have cured our outstanding defaults relating to the filing and/or furnishing of our annual

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial information for our fiscal year ended December 31, 2006. We are concurrently filing our quarterly report on Form 10-Q with the SEC which will cure defaults of our covenants relating to the filing and/or furnishing of our quarterly financial information for our fiscal quarter ended March 31, 2007.

As a result of the default under the Senior Secured Term Loan agreements, the interest rate on the outstanding balance under the First Term Loan (as defined below) increased as of April 18, 2007 from 9.86% to 11.36%. Such interest rate will decrease to 9.86% one business day after the filing of this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

Investigation of disagreements with Mr. Davis.  In communications with the company and our auditors, Mr. Davis had made allegations to the effect that (i) “fraud” had been committed in connection with the “creation” of the employment agreements with Messrs. Quandt and Crecca, (ii) Messrs. Christopher S. Gaffney and Stephen F. Gormley, who constitute a majority of our non-employee directors and who approved the agreements, had a conflict of interest with respect to the agreements because they were “interested parties” and stood to gain personal benefits by approving such agreements, and (iii) a compensation consultant retained by the company to prepare and advise upon the agreements should have been retained directly by the Board of Directors, and that the ultimate report delivered by the compensation consultant was inadequate to support the agreements. In response, the Board of Directors engaged independent outside counsel to investigate Mr. Davis’ allegations and report back to the Board of Directors.

On June 29, 2007, the independent counsel presented its final findings to the Board of Directors. The material findings were as follows:

•	The employment agreements were not misleading and did not have secret terms, and no director that voted upon the agreements was deprived of relevant information that would have affected his vote. Accordingly, Mr. Davis’ claim of “fraud” was not supported.

•	Messrs. Gaffney and Gormley were not “interested” in the agreements and their involvement in negotiating the agreements did not constitute a conflict of interest.

•	The engagement of the compensation consultant by the company was the “functional equivalent” of engagement by the Board of Directors, insofar as Messrs. Gaffney and Gormley, who constituted two of the three directors (Mr. Davis being the third) who would have made the decision to engage the consultant, knew of, and approved, the engagement.

•	The report of the compensation consultant was supported by legitimate bases.

Consistent with the independent counsel’s recommendations, the Compensation Discussion & Analysis included in Item 11 of this Annual Report on Form 10-K contains a description of the process leading up to the approval of the employment agreements and the role of the compensation consultant in the preparation and approval of such agreements. This description, together with a complete description of the employment agreements (and related noncompetition agreements) is set forth in “Item 11 — Compensation Discussion & Analysis” in this Annual Report on Form 10-K.

Recapitalization

On June 29, 2007, we entered into an agreement with the holders of a majority of the outstanding shares of each of the Preferred B, the Preferred A and our Common Stock (the “Recapitalization Agreement”). Under the terms of the Recapitalization Agreement, upon the execution thereof the parties approved, and we adopted and filed, an amendment to our certificate of incorporation that provides for the holders of the Preferred C, the Preferred B, and

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Preferred A to elect to convert the outstanding shares thereof (and the related Preferred Warrants) into Common Stock at an agreed upon rate. Upon the closing of the Recapitalization Agreement, (i) the parties would approve, and we would adopt and file, a second amendment to our certificate of incorporation that would have the effect of eliminating all existing outstanding shares of Common Stock and options and warrants to purchase such Common Stock, and (ii) the holders of the Preferred C, Preferred B, and Preferred A, by the requisite votes of such holders, would elect to convert their securities into Common Stock at the agreed upon rate. In addition, Mr. Peter J. Quandt, our Chairman and Chief Executive Officer, and Mr. Paul J. Crecca, our Executive Vice President and Chief Financial Officer, would execute and deliver a management stock purchase agreement, pursuant to which such officers would acquire shares of restricted Common Stock of the Company.

After giving effect to the transactions contemplated by the Recapitalization Agreement, persons who formerly held the Preferred B would hold, in the aggregate, 82% of the outstanding shares of our Common Stock, and persons who formerly held the Preferred A and Preferred C would hold, in the aggregate, 15% of the outstanding shares of our Common Stock. Messrs. Quandt and Crecca, after giving effect to the management stock purchase agreement, would hold, in the aggregate, 3% of the outstanding shares of our Common Stock, and no options or warrants to purchase shares of capital stock would remain outstanding.

In addition to the foregoing, upon the closing of the Recapitalization Agreement:

•	Our stockholders, including Mr. Quandt, would enter into a Shareholders Agreement providing for, among other things, a new six-member Board of Directors to be composed of Mr. Quandt and five persons designated by various former Preferred B and Preferred A holders; and

•	We would enter into a release agreement with the applicable Preferred B holders, pursuant to which, among other things, such holders would dismiss the pending legal action described above under “Item 3 — Legal Proceedings.”

The closing of the Recapitalization Agreement is subject to the satisfaction of certain stated conditions, including (i) the waiver by the requisite holders of our Senior Secured Term Loans, Senior Notes and Senior Discount Notes of applicable “change of control” covenants that, absent such waiver, might apply in connection with the conversion of the Preferred C, Preferred B, and Preferred A into Common Stock, and (ii) the execution and delivery of the agreements referred to above.

HAIGHTS CROSS COMMUNICATIONS, INC. — PARENT COMPANY

Schedule I — Condensed Financial Information

Condensed Balance Sheets

	As of December 31,
	2006	2005
		(Restated)
	(In thousands)

ASSETS
Current assets	$3,718	$3,571
Investment in subsidiary	4,193	44,714
Long term assets	2,127	2,505

Total assets	$10,038	$50,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$—	$—
Long term debt	254,473	220,663
Other long term liabilities	18,432	20,531
Redeemable preferred stock	41,051	37,717
Stockholders’ deficit:
Common stock	20	20
Accumulated deficit	(303,938)	(228,141)

Total stockholders’ deficit	(303,918)	(228,121)

Total liabilities and stockholders’ deficit	$10,038	$50,790

Condensed Statements of Operations

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
	(In thousands)

Revenues	$—	$—	$—
General and administrative expenses	125	787	—

Operating loss	(125)	(787)	—
Equity in net (loss) income of subsidiary	(40,788)	608	2,167
Other expense	(31,942)	(31,845)	(28,581)

Net loss	$(72,855)	$(32,024)	$(26,414)

Condensed Statements of Cash Flows

	Year Ended December 31,
		2005	2004
	2006	(Restated)	(Restated)
	(In thousands)

Cash provided by (used in):
Operating activities	$21	$(694)	$332
Investing activities	115	796	(53,517)
Financing activities	10	9	56,645

Net change in cash	146	111	3,460
Cash at beginning of period	3,571	3,460	—

Cash at the end of the year	$3,717	$3,571	$3,460

1.	Basis of Presentation

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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Account Summary

For the Years ended December 31, 2006, 2005(restated) and 2004 (restated):

		Additions
	Balance at	Charged to			Charged to
	Beginning of	Costs and			Other			Balance at
	Year	Expenses			Accounts	Deductions		End of Year
Description	(Credit)	(Credit)	Acquisitions		Debit/(Credit)	Debit		(Credit)

Year ended December 31, 2006:
Allowance for doubtful accounts and returns	$(3,487)	(4,078)	—		—	4,398	(4)	$(3,167)
Allowance for senior secured promissory note(6)	$(2,282)	(1,322)	—		—	—		$(3,604)
Allowance for valuation of deferred tax asset	$(44,860)	(16,351)	—		—	—		$(61,211)
Allowance for inventory obsolescence	$(2,749)	(2,499)	—		—	1,565	(5)	$(3,683)
Year ended December 31, 2005, as restated:
Allowance for doubtful accounts and returns	$(3,351)	(3,831)	53	(1)	—	3,642	(4)	$(3,487)
Allowance for senior secured promissory note(6)	$(1,780)	(502)	—		—	—		$(2,282)
Allowance for valuation of deferred tax asset	$(40,684)	(4,176)	—		—	—		$(44,860)
Allowance for inventory obsolescence	$(2,032)	(1,163)	(47	)(2)	—	493	(5)	$(2,749)
Year ended December 31, 2004, as restated:
Allowance for doubtful accounts and returns	$(3,411)	(3,023)	(209	)(3)	—	3,292	(4)	$(3,351)
Allowance for senior secured promissory note(6)	$—	(1,780)	—		—	—		$(1,780)
Allowance for valuation of deferred tax asset	$(39,935)	(749)	—		—	—		$(40,684)
Allowance for inventory obsolescence	$(1,120)	(976)	(437	)(3)	—	501	(5)	$(2,032)

(1)	Relates to a $90,000 adjustment to the valuation of Options Publishing and reserves added with the Scott Publishing and CMEinfo acquisitions

(2)	Relates to reserves added with the acquisitions of Scott Publishing and CMEinfo.

(3)	Relates to reserves added with the acquisitions of Buckle Down and Options Publishing.

(4)	Primarily relates to return of products.

(5)	Relates to the destruction of obsolete inventory.

(6)	Relates to sale of Triumph College (see Note 17 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(a) and 15d-15(e), as of the end of the period covered by this report. Due to the identification of a material weakness in internal control over financial reporting related to a deficiency in technical expertise with respect to our accounting for income taxes, accounting with respect to FSP 150-5 and valuation expertise to determine the amount of goodwill impairment at Options Publishing, we concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in reports filed with the SEC is recorded, processed, summarized and reported on in a timely basis.

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

As a result of an adjustment to income taxes and the classification of our Preferred Warrants and the calculation of the impairment of goodwill at the Options Publishing reporting unit discovered during the audit of the financial statements for our fiscal year ended December 31, 2006, management determined that a material weakness in internal control over financial reporting related to our technical expertise in these areas exists. This determination prompted our management to conclude that, as of December 31, 2006, there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. This material weakness exists because our management does not currently have adequate technical expertise with respect to these technical areas to effectively oversee and review our accounting in this area. This lack of adequate technical expertise resulted in a misstatement in our accounting for income taxes during the years and related quarterly periods ended December 31, 2004 and 2005 and for the first three quarters of 2006, a misstatement in the classification of the Preferred Warrants in the third quarter of 2005 and a calculation error in the goodwill impairment for Options Publishing as of October 1, 2006 which was identified during the course of our 2006 audit. As a result of these items, we have provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 a restatement of our consolidated financial statements as of and for the years and related quarterly periods ended December 31, 2004, 2005 and for the three quarters ended September 30, 2006.

(b) Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Regarding the material weakness described above, we intend to implement enhanced control procedures over accounting for income taxes and the Preferred Warrants and goodwill impairment valuations which include:

•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	Educating and training our management and staff to improve technical expertise with respect to these technical areas;

•	Engaging expert resources to assist with tax and goodwill valuation accounting; and

•	Re-allocating and/or relocating duties of finance personnel to enhance review and monitoring procedures.

While we believe that the remedial actions described above will result in the correction of the material weakness in our internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Key Employees of the Registrant.

The following table sets forth information about our executive officers, members of our Board of Directors and the presidents of our operating subsidiaries as of April 2, 2007. Each of our executive officers has been elected by our Board of Directors and serves until his or her successor is duly elected and qualified

Name	Age	Position

Peter J. Quandt	58	Chairman, Chief Executive Officer and President
Paul J. Crecca	49	Director, Executive Vice President and Chief Financial Officer
Linda Koons	52	Executive Vice President and Publisher
Kevin M. McAliley	47	Executive Vice President and President of Triumph Learning
Mark Kurtz	42	Vice President, Finance and Accounting, and Chief Accounting Officer
Melissa L. Linsky	48	Vice President, Finance and Planning, and Treasurer
David Berset	52	President, Recorded Books
Paul A. Konowitch	52	President, Sundance/Newbridge Educational Publishing
Nancy McMeekin	52	President, Oakstone Publishing
Barbara Russell	59	President, Options Publishing*
Christopher S. Gaffney	44	Director
Stephen F. Gormley	56	Director
Eugene I. Davis	52	Director

* Ms. Russell retired from Options Publishing effective May 1, 2007.

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

Paul J. Crecca has served as a member of our Board of Directors since October 2004 and as our Executive Vice President and Chief Financial Officer since January 1998. Mr. Crecca also served as our Chief Operating Officer from January 1998 to June 2000 and as Treasurer from 2001 to 2004. From 1995 to 1998, Mr. Crecca served as Executive Vice President — Finance of the Marvel Comics Group, an operating division of Marvel Entertainment Group, Inc. From 1985 to 1995, Mr. Crecca served as Chief Financial Officer of Dun & Bradstreet International, a division of the Dun & Bradstreet Corporation. Prior to 1985, Mr. Crecca was employed as an audit manager for Ernst & Young LLP. Mr. Crecca, a C.P.A. since 1981, received a B.A. from the Rutgers College of Arts and Sciences and an M.B.A. from the Rutgers Graduate School of Business Management.

Linda Koons has served as our Executive Vice President and Publisher since March 2004. From 2002 to 2004, Ms. Koons worked in business development for, and provided educational consulting services to, publishers and national non-profit organizations. From 1990 to 2002, Ms. Koons held positions of increasing responsibility at Scholastic, Inc., serving most recently as Senior Vice President & Publisher with responsibility for publishing, marketing, and sales of core and supplementary products in print and technology, and prior to that, as Vice President of the Supplementary Division; Vice President of Early Childhood; and Editor-in-Chief when Scholastic developed its first core literacy program for schools. Ms. Koons left Scholastic for a two-year period to become Director of School Product Development for the Walt Disney Company, and from 1981 to 1990 served in several editorial management positions at Silver Burdett & Ginn. Ms. Koons has an M.A. in Education from Bowling Green State University and a B.A. from Wittenberg University.

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

Paul A. Konowitch has served as President of Sundance/Newbridge Educational Publishing since January 2006, and served as our Senior Vice President, Corporate and New Business Development from September 2003 to January 2006. Previously, Mr. Konowitch served as Managing Director at Gabelli Group Capital Partners where he led investments in venture capital, private equity and leveraged buyout opportunities. Prior to that, Mr. Konowitch, over a thirteen year period, served in a variety of positions, including as President, General Manager and Chief Financial Officer, within The Thomson Corporation in the healthcare, business information, and financial services groups. Mr. Konowitch, a C.P.A. since 1981, received a B.A. in Business Administration from Rutgers College and an M.B.A. from the Rutgers Graduate School of Business Management.

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

Directors

Christopher S. Gaffney has served as a member of our Board of Directors since March 1997. Mr. Gaffney is a co-founder and managing partner of Great Hill Partners, LLC, a Boston-based private equity firm, with responsibility for general management and investment policy. Mr. Gaffney’s investing experience includes education, media, publishing, IT services, telecommunications, business services and broadcasting. Mr. Gaffney presently serves as a director of Incentra Solutions, Inc., a publicly traded company that provides data storage services, and as a director of a number of privately held companies, including High-Tech Institute Holdings, Inc., a post-secondary for-profit education companies, CyberTech International, an information technology services provider, Dental Economics, LP, an operator of managed dental benefit services companies, Corliant, Inc., an information technology services provider, Horizon Telecom International, Inc., a Brazilian broadband video and data provider, and Jobing, Inc., a provider of employment and recruiting services. Mr. Gaffney has participated in the private equity business since 1986, serving as an Associate, Principal and General Partner of Media/Communications Partners from 1986 to 1999. Prior to that time, Mr. Gaffney was a commercial lending officer for the First National Bank of Boston in the specialized media-lending unit. Mr. Gaffney received a B.S. summa cum laude from Boston College in Accounting and Economics.

Stephen F. Gormley has served as a member of our Board of Directors since March 1997. Mr. Gormley is a co-founder and managing partner of Great Hill Partners, LLC, a Boston-based private equity firm, with responsibility for general management and investment policy. Mr. Gormley’s investing experience spans broadcasting, outdoor advertising, telecommunications, publishing and information technology services. Mr. Gormley serves as a director of triVIN, Inc., an electronic processor of automobile registrations and titles, and of Equity Communications, L.P., Dame Broadcasting, LLC, and Palm Beach Broadcasting, LLC, which are radio broadcasters. Mr. Gormley has served as a director for numerous other companies including Triad Cellular, LLC, OCI Holdings, Inc. and OmniAmerica Group. Mr. Gormley has participated in the private equity business since 1978, serving as an Associate, Vice President and General Partner for TA Associates until 1986 and as a founding General Partner of Media/Communications Partners until 1999. Mr. Gormley received a B.A. from Bowdoin College and an M.B.A. from Columbia University.

Eugene I. Davis has served as a member of our Board of Directors since being elected to such position by the holders of our Preferred B in January 2006. Since 1999, Mr. Davis has served as Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Mr. Davis was the Chairman and Chief Executive Officer of RBX Industries, Inc., a manufacturer and distributor of foam products, from September 2001 to November 2003 and served as the Restructuring Officer for RBX Industries, Inc. from January 2001 to September 2001. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. He is a director of Eagle Geophysical Inc. and American Commercial Lines Inc. He is also Chairman of the Board of Directors of Atlas Air Worldwide Holdings, Inc.

Corporate Governance

The Board

As noted on the cover page of this Annual Report on Form 10-K, we are a “voluntary filer” for purposes of the SEC’s periodic and current reporting requirements. We are a voluntary filer because we do not have a class of securities registered under Section 12 of the Exchange Act or listed on an exchange or in any automated inter-dealer quotation system of any national securities association, and we are no longer required to file reports under Section 15(d) of the Exchange Act. Rather, we continue to file our reports under the Exchange Act in order to comply with the reporting covenants contained in our Term Loan agreements and in our Senior Discount Note and Senior Note indentures.

Because we do not have listed securities, we are not subject to exchange listing requirements requiring us to have a majority independent board or to exchange and/or SEC rules relating to the formation and functioning of board committees, including audit, nominating and compensation committees. As a result, our full Board of Directors exercises the functions of these committees. If we were listed on an exchange, such as the Nasdaq Global Market, because Media/Communications Partners III Limited Partnership and its affiliates own more than 70% of the voting power of our voting capital stock, we would qualify for the exemption from Nasaq’s board and compensation and nominating committee independence requirements available to controlled companies (which, for Nasdaq’s purposes, means companies of which more than 50% of the voting power is held by an individual, a group or another company) and would not be required to have a majority independent board or independent compensation or nominating committees. Even as a controlled company, however, we would remain subject to Nasdaq’s audit committee independence requirements. Under this requirement, if we were listed on the Nasdaq Global Market, we would be required to have an audit committee of at least three members, each of whom meets the requirements set forth in Nasdaq Marketplace Rule 4350(d)(2). Currently, Mr. Eugene I. Davis would be the only member of our Board of Directors who would satisfy the Nasdaq audit committee independence requirements.

Audit Committee and Audit Committee Financial Expert

As noted above, our full Board of Directors exercises the functions of an audit committee and selects the registered public accounting firm to audit our financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, reviews our periodic disclosure related to our financial statements, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the accountants’ independence and establishes policies for business values, ethics and employee relations. Our Board of Directors has determined that Christopher S. Gaffney qualifies as an audit committee financial expert as that term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act. While Mr. Gaffney does not satisfy the heightened independence standard for audit committee members as defined in Rule 10A-3 under the Exchange Act, this independence standard is not applicable to us or our directors because our securities are not listed on any national securities exchange or in any automated inter-dealer quotation system of any national securities association.

Board Meetings

During the fiscal year ended December 31, 2006, the Board of Directors held a total of six meetings. Each director attended at least 75% of the total number of meetings of the Board.

Nomination and Election of Directors; Participation in Compensation Deliberations

We are party to an investors agreement with certain of our existing stockholders, in which the parties agreed to vote to elect Messrs. Gaffney and Gormley, as the designees of Media/Communications Partners III Limited Partnership to our Board of Directors, and to provide Media/Communications Partners III Limited Partnership with the right to elect a majority of the members of our Board of Directors. Mr. Davis was elected to our Board of Directors, effective January 20, 2006 by the holders of a majority of our outstanding shares of Preferred B in accordance with the terms of the Preferred B.

During the last completed fiscal year, each of our directors participated in decisions of our Board of Directors concerning executive compensation, including Mr. Quandt, our Chairman, Chief Executive Officer and President, and Mr. Crecca, our Executive Vice President and Chief Financial Officer, except that Mr. Quandt did not participate in decisions regarding his own compensation and Mr. Crecca did not participate in decisions regarding his own compensation or the compensation of Mr. Quandt.

None of our executive officers serves as a member of the Board of Directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

     Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Ethics Code”) that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Ethics Code is available free of charge on our internet site, at www.haightscross.com. We expect that any amendments to the Ethics Code, or any waivers of its requirements, will be disclosed on our website.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The following discussion and analysis should be read in conjunction with the “Compensation of Named Executive Officers” and related tables that are presented immediately below.

     Introduction

The purpose of this compensation discussion and analysis (“CD&A”) is to provide information about each material element of compensation that we pay or award to, or that is earned by, our principal executive officer, principal financial officer, the three other most highly compensated executive officers of the company, and one person who would have been among our three other most highly compensated executive officers but was not serving as an executive officer of the company at year end (these officers are referred to herein as our “named executive officers”). For our 2006 fiscal year, our named executive officers were:

•	Peter J. Quandt, our Chairman, Chief Executive Officer and President;

•	Paul J. Crecca, our Executive Vice President and Chief Financial Officer;

•	Kevin M. McAliley, our Executive Vice President and President of Triumph Learning;

•	Linda Koons, our Executive Vice President and Publisher;

•	Mark Kurtz, our Vice President, Finance and Accounting, and Chief Accounting Officer; and

•	Paul Konowitch, our former Senior Vice President of Corporate Development, and currently the President of Sundance/Newbridge Educational Publishing.

This CD&A addresses and explains our historical compensation practices, including those that were followed in 2006, the numerical and related information contained in the summary compensation and related tables presented below, and actions we have taken regarding executive compensation since the end of our 2006 fiscal year with respect to the award of bonuses related to 2006 performance.

     New Employment and Noncompetition Agreements

Background.  During 2006, the non-employee members of the Board of Directors (consisting of Messrs. Gaffney, Gormley and Davis) considered approving employment and non-competition agreements with Messrs. Quandt and Crecca in order to secure their continued services to the company and their agreement that, following the termination of their employment, each would refrain from competing against the company for a specified period. In August 2006, they declined to approve agreements proposed by Messrs. Quandt and Crecca pending a continued discussion of the proposed terms of the agreements.

Use of Compensation Consultant.  In connection with the new employment and noncompetition agreements for Messrs. Quandt and Crecca, the Board of Directors determined that the services of a compensation consultant should be retained. In this regard, Mr. Quandt solicited and, based on his recommendation, the company retained, the services of Pearl Meyer of the firm Steven Hall & Partners (the “Consultant”), who had not before and has not since conducted any business directly with our company or its management. The Consultant was charged, among other things, with providing management and the Board of Directors with a competitive assessment of, and recommendations with respect to, the terms of the employment and noncompetition agreements, preparing such agreements for review by, and approval of, the Board of Directors, and rendering an opinion as to the reasonableness of such agreements. Our Board of Directors took the recommendations and opinion of the Consultant into consideration when reviewing and ultimately approving the terms of the agreements for Messrs. Quandt and Crecca.

New Agreements. On January 31, 2007, our Board of Directors approved, and we entered into, employment and non-competition agreements with Messrs. Quandt and Crecca containing the terms described in this CD&A below. In determining to approve these agreements at that time, the Board of Directors considered the following factors:

•	The company’s highly leveraged capital structure has impeded the growth of stockholder value in recent periods, and a resolution to these capital structure issues is a high priority for the company;

•	A successful resolution of the company’s capital structure issues will require a dedicated effort from the company’s management team, and the Board of Directors believes that a successful resolution will be much more likely to occur if Messrs. Quandt and Crecca remain with the company throughout this critical period;

•	The Board of Directors believes that its other senior management, and the senior managers of the company’s businesses, are more likely to remain with the company if Messrs. Quandt and Crecca also remain with the company;

•	The Board of Directors believes that the company’s highly leveraged capital structure has caused the equity component of the company’s compensation program to become increasingly less effective in motivating and retaining its officers and employees and, accordingly, that the company’s best interests are served by ensuring that its key executives have cash compensation that adequately motivates them to remain with the company through the next several years;

•	The Board of Directors, after reviewing the opinion and analysis of the Consultant, believes the severance amounts payable to Messrs. Quandt and Crecca (while greater than the amounts to which they were entitled prior to execution of the agreements), as well as the events triggering payment of such amounts, are well within industry standards, acknowledge their long and dedicated service to the company and their importance to the company going forward, serves to motivate them to remain with the company during this challenging period and beyond, and is fair and reasonable in absolute terms relative to privately held companies similar in size to the company (as measured by revenue and enterprise value); and

•	The company will receive a material benefit by having Messrs. Quandt and Crecca restricted from competing with the company (currently, they are not subject to noncompetition covenants).

The new employment and non-competition agreements were approved by a majority of the non-employee members of the Board of Directors, with Mr. Davis dissenting. Neither Mr. Quandt nor Mr. Crecca participated in the decision to approve their new employment and noncompetition agreements.

Effect of New Agreements on 2006 Compensation.  Under the new employment agreements, which are described in detail below, during the respective terms of the agreements, each of Messrs. Quandt and Crecca will receive base salaries, subject to an annual 4% increase, and annual bonuses that cannot be less than a minimum percentage of such base salary, and may be higher than such minimum amount in the discretion of the Board of Directors or pursuant to any performance arrangement agreed to by the Board of Directors and the executive. Importantly, the new employment agreements govern the bonuses paid to Messrs. Quandt and Crecca with respect to fiscal year 2006. Based on the company’s performance for fiscal year 2006, as further discussed below, Messrs. Quandt and Crecca received the minimum bonuses required under their respective employment agreements for 2006.

     Oversight Over Compensation Decisions

Role of the Board of Directors in Establishing Compensation.  As previously noted, we are not subject to exchange listing requirements requiring us to have a majority independent board or to exchange and/or SEC rules relating to the formation and functioning of board committees, including audit, nominating and compensation committees. As a result, with respect to compensation, our full Board of Directors exercises the functions of a compensation committee and makes decisions concerning the compensation paid to each of our named executive officers, except that Messrs. Quandt and Crecca, each of whom is a director, do not participate in decisions concerning Mr. Quandt’s compensation, and Mr. Crecca also does not participate in decisions concerning his own compensation. Neither Mr. Quandt nor Mr. Crecca participated in the decision to approve their new employment and noncompetition agreements.

Role of Executives in Establishing Compensation.  Messrs. Quandt and Crecca participate in the assessment, design and recommendation of compensation programs, plans and awards for our named executive officers. In this regard, Messrs. Quandt and Crecca make recommendations as to base salary levels and appropriate annual adjustments, performance targets and award levels for purposes of our annual management and employee bonus plan, grants of stock options, and the creation and design of other incentive programs. In addition, as noted above, Mr. Quandt recommended the engagement of the Consultant by the company in connection with the development of new employment and noncompetition agreements for Messrs. Quandt and Crecca.

Compensation Activities.  Our Board of Directors meets during the first quarter of each fiscal year. During the period leading up to this meeting and at the meeting itself, the Board of Directors reviews the company’s results for the prior year and, based upon such review, determines the bonuses payable with respect to the prior fiscal year in accordance with the terms of each named executive officer’s bonus arrangements (discussed below). At a subsequent meeting, which may occur in the first quarter or in the second quarter, the Board of Directors establishes the performance goals for the participants in the company’s Annual Management/Employee Bonus Plan for the current fiscal year, and discusses and, if applicable, acts upon planned grants under the company’s stock option plan. Following the second such meeting, no further compensation-related matters typically will come before the Board of Directors in a given year, other than decisions concerning stock option grants (discussed below) and/or decisions that relate to the hiring of new executive officers.

Our Board of Directors believes that our compensation elements, which consist solely of base salary, cash bonuses, and stock options, as well as limited perquisites and severance arrangements, are simple, effective and fair.

Objectives of Compensation Programs

Our executive compensation strategy is based on business performance and individual performance accountability and competitiveness, and is designed to enable us to attract, retain, and reward key leaders critical to our success.

Compensation Philosophy.  Under our compensation philosophy, a named executive officer’s total direct compensation will vary based on the company’s achievement of established financial and non-financial objectives, and with the particular named executive officer’s personal performance and contribution to overall results. This philosophy generally applies to all of our employees, with a more significant level of variability and compensation at risk as an employee’s level of responsibility increases. The company’s overall goals in implementing this philosophy are to attract, motivate and retain highly qualified individuals responsible for guiding the company to achieve its financial and non-financial objectives and creating value for our investors.

Compensation Objectives.  The company believes that the compensation program it follows helps it achieve the following objectives:

•	Compensation will be related to performance. The proportion of an individual’s total compensation that varies with achievement of company and individual performance measures increases as the individual’s business responsibilities increase. Thus, a material portion of executive compensation should be directly linked to achieving specific financial and non-financial objectives, which also serves to align the named executive officers’ interests with those of the company’s investors.

•	Compensation will be competitive and cost effective. The company desires to attract, motivate and retain key employees. The company will pay total cash compensation (base salary plus performance-based cash incentives) in amounts necessary to achieve these goals and which will be of fair value relative to other positions in the company.

Company Compensation Policies.  A named executive officer’s total in-service compensation consists of base salary, a cash bonus, limited perquisites and, in certain cases, stock options. With regard to these components, the Board of Directors in the past developed, and has continued to adhere to, the following compensation policies:

•	Founders with significant equity stakes do not require further equity incentives. As a founder of the company, Mr. Quandt has significant equity ownership in the company. The Board of Directors believes that

Mr. Quandt’s ownership stake provides a level of motivation that would not be appreciably enhanced through the grant of further equity incentives. Accordingly, Mr. Quandt to date has not received any stock options and is compensated solely through his salary, cash bonus and limited perquisites.

•	Cash should be the principal component of compensation. The company’s equity securities are not publicly traded, and the true compensatory value to be accorded to the company’s stock options is difficult for both the company and an option recipient to determine. Accordingly, the company’s compensation policy is to focus most heavily on providing the opportunity for its named executive officers to earn total cash compensation at levels that enable the company to achieve the motivation and retention goals described above, and to provide stock option grants as an additional reward for superior performance rather than as a substitute for cash compensation.

•	Base salary should be the largest component of cash compensation. For each named executive officer, base salary is the largest component of cash compensation, with cash bonuses being significantly less than an officer’s base salary. In this regard, the company generally views base salary as compensation for the named executive officer to perform the essential elements of his or her job, and cash bonuses as a reward for superior company and individual performance.

•	Cash incentives should be linked to performance. Other than in connection with the minimum bonus amounts payable under the new employment agreements with Messrs. Quandt and Crecca, corporate-level executive officers are judged against overall company performance, while business unit officers are judged against the performance of their specific unit. The company believes that this policy properly reflects the fact that corporate-level executive officers, who have operational control over all business units, should be compensated based on overall performance, while unit officers, who have operational control only over their individual units, are properly compensated based on individual unit performance.

•	Equity incentives should be structured to advance both executive retention and motivation. Each grant of stock options that the company makes generally consists of two equal tranches. The first tranche is subject to time-based vesting, typically over a three-year period, and serves as a retention incentive. The second tranche is subject to performance-based vesting, typically over a two-year or three-year period, and serves as a performance incentive, with the vesting of each tranche subject to the company’s (or the applicable business unit’s) achievement of specified annual financial goals.

The company believes that each of the foregoing policies has successfully helped it achieve its compensation objectives of motivation and retention, as evidenced by the limited turnover in its executive officer ranks over the past seven years.

Compensation Programs Design and Elements of Compensation

The company designs its compensation programs to reward both business and individual performance. We choose to pay each element of compensation to further the objectives of our compensation program, which, as noted, includes the need to attract, retain and reward key leaders critical to our success by providing competitive total compensation.

Elements of In-Service Compensation.  The elements of in-service compensation consist of base salary, annual cash performance incentives, option awards and a limited number of perquisites. The company generally determines the nature and amount of each element of compensation as follows:

•	Base salaries. The company typically agrees upon a base salary with a named executive officer at the time of initial employment, which may or may not be reflected in an employment agreement. The amount agreed upon reflects the company’s views as to the individual executive’s experience and future potential, scope of anticipated responsibilities, skills, expertise, potential to add value through performance and competitive salary practices. The company also considers the named executive officer’s projected future total compensation, emphasizing performance-based compensation in lieu of base salary adjustments.

•	Cash performance incentives. The company typically adopts an Annual Management/Employee Bonus Plan. The plan’s purpose is to motivate and reward participants for their contributions to the company’s performance by tying a material portion of their cash compensation to the company’s annual financial performance and to the participant’s contribution to the achievement of non-financial company and individual goals. For our participating named executive officers, the plan is designed to pay 55%-60% of the award opportunity based on the achievement of pre-defined financial goals (described below), and 40%-45% of the award opportunity based on individual performance goals. These goals are recommended by our senior management and approved by the Board of Directors. The operation of this plan as it relates to our named executive officers is described in more detail below.

•	Stock options. The company has 2,400,000 shares of common stock authorized for grants under its stock option plan. The Board of Directors generally targets a number of shares equal to 1% of the company’s outstanding common shares, or approximately 200,000 shares, plus any shares that were returned to the plan upon termination of previously granted options, for grant under the plan in each year.

As previously noted, the company views stock options as a reward for superior performance rather than as a substitute for cash compensation and, accordingly, limits its grant of stock options only to those officers and managers within the company who are viewed as having a direct impact on such performance (whether at the company or business unit level). Except with respect to option grants made in connection with an eligible participant’s initial hiring (which typically occur following a grantee’s hire date), option grants are made to eligible officers and managers approximately every 16 to 22 months. The company’s senior management recommends the size and terms of each individual option grant, which is based on the grantee’s job level and management’s judgment as to the grantee’s value and importance to the company. All grants are approved by the Board of Directors, except for a limited number of grants that may be made by our Chief Executive Officer under delegated authority. See “— Executive Compensation — Incentive Plans — 2000 Stock Option and Grant Plan.”

•	Perquisites. The company’s general policy is to compensate its named executive officers at a level that eliminates the need for company-provided perquisites and enables each individual officer to provide for his or her own needs. Accordingly, in 2006, the company provided only the following perquisites to its named executive officers, the amounts of which are detailed in the tables below:

•	All named executive officers received automobile allowances ranging in value from $7,500 to $22,000 for the year;

•	Mr. Quandt and Mr. Crecca were reimbursed for personal legal expenses that each incurred in connection with the preparation and negotiation of their new employment and noncompetition agreements (discussed below); and

•	Ms. Koons received a monthly housing allowance as part of the relocation arrangement agreed to by the company upon her hiring.

•	Special cash incentives. For 2006, the Board of Directors adopted an Expense Savings Incentive Plan, which is a special incentive plan designed to promote the identification of business improvements that translate into cost savings across our businesses. Under the terms of the plan, management and employees (other than Messrs. Quandt and Crecca, who are not eligible to participate under the plan), are credited with identifying and implementing business improvements leading to future cost savings can be awarded a cash bonus equal to 20% of the annualized cost savings resulting from the implemented improvements. Mr. Crecca, our Chief Financial Officer, has full authority over all determinations of bonuses to be paid under the plan, including, without limitation, the authority to (i) determine whether a particular business improvement will have continuing cost savings in future periods, and (ii) make all calculations of the annualized cost savings upon which awards under the plan will be based.

•	In 2006, Ms. Koons and Messrs. McAliley, Kurtz and Konowitch were the only named executive officers eligible to participate in this plan. For 2006, Mr. McAliley received $1,374 under this plan and Mr. Kurtz received $20,000.

Elements of Post-Termination Compensation and Benefits.  The company’s historical post-termination compensation policy has been designed to enable a terminated officer to continue to receive his or her salary and benefits for a reasonable period of time while the officer searches for new employment. The company believes that the amounts of these payments and benefits and the periods of time during which they are provided are fair and reasonable and the company has not historically taken into account any amounts that may be received by a named executive officer following termination when establishing current compensation levels. Historically, the elements of post-termination compensation that the company has provided to its named executive officers have consisted of the following:

•	Salary continuation. Each of Ms. Koons and Messrs. McAliley, Konowitch and Kurtz has a written agreement under which he or she will receive continuing salary payments for a stated period of time following termination of employment, unless such termination constitutes termination for cause. Under these agreements, Ms. Koons and Messrs. McAliley and Konowitch would continue to receive their then-current base salary for a period of 12 months following termination of employment, and Mr. Kurtz would receive such salary continuation for a period of six months following termination of employment.

•	Benefits continuation. While the company is not obligated pursuant to the salary continuation agreements to provide any continuation of benefits, the company has followed a policy over the years of reimbursing terminated employees who receive salary continuation for the cost of COBRA payments made by them during the applicable salary continuation period. The company expects that it would follow this policy with its named executive officers.

Through 2006, Messrs. Quandt and Crecca were parties to similar salary continuation agreements with the company. On January 31, 2007, the company entered into employment agreements with Messrs. Quandt and Crecca that provide for different arrangements. These agreements are described below.

Impact of Performance on Compensation

Performance goals for 2006.  For 2006, the Board of Directors established financial performance goals for the named executive officers that related to the achievement of EBITDA and cash flow targets. For purposes of these goals:

•	“EBITDA” means earnings before interest, taxes, depreciation and amortization, all as determined in accordance with United States generally accepted accounting principles, excluding restructuring and restructuring related costs, and, for Mr. Kurtz and Ms. Koons only, certain non-cash and one-time charges and product development costs.

•	“Cash flow” means cash expenditures for product development and fixed assets (i.e., total capital expenditures) plus or minus the change in working capital (excluding changes in cash).

We utilize EBITDA and cash flow in the calculation of annual cash bonuses because we believe that they are measures that provide useful information regarding our operating results and, consequently, executive performance. In our business, we rely on these measures to review and assess the operational performance of our company and to compare our current operating results with corresponding historical periods and with the operating performance of other publishing companies. We believe it is fair and reasonable to our executives to determine their performance bonuses on the same basis as the company’s performance is judged by the Board of Directors, as well as the company’s investors and creditors.

To demonstrate how our bonus plan works, the following tables show each named executive officer’s target bonus percentage, the allocation of that bonus percentage by performance measure, the company’s financial performance and bonus achievement levels, and the actual financial targets applicable to the named executive officers.

Target Bonus Percentages.  The following table shows the target bonus percentage of each named executive officer for fiscal 2006. As noted above, the bonus percentage reflects the percentage of the named executive officer’s base salary that would be payable in the form of a cash bonus, and the target bonus percentage for each officer reflects the Board of Directors’ assessment of the value and contribution of each officer to the overall success of the company:

Target Bonus
Name	Percentage

Peter J. Quandt	55.0%
Paul J. Crecca	44.0%
Linda Koons	44.0%
Kevin M. McAliley	40.0%
Mark Kurtz	27.5%
Paul Konowitch	35.0%

Allocation of Bonus Percentage by Performance Measure.  The following table shows, with respect to each named executive officer, the measures of performance that make up each named executive officer’s potential bonus and the amount of each such officer’s target bonus percentage that is allocated to each such measure:

	Allocation of Target Bonus Percentage
	by Performance Measure
			Non-Financial Goals
	Financial Goals		(% of Target Bonus
	(% of Target Bonus Percentage)		Percentage)	Total
Name	EBITDA	Cash Flow	Individual Goals	Bonus

Peter J. Quandt	45%	10%	45%	100%
Paul J. Crecca	45%	10%	45%	100%
Linda Koons	50%	10%	40%	100%
Kevin M. McAliley	50%	10%	40%	100%
Mark Kurtz	45%	10%	45%	100%
Paul Konowitch	50%	10%	40%	100%

Financial Performance and Bonus Achievement Levels.  The following table shows the rate of payout for each named executive officer, other than Messrs. McAliley and Konowitch, for each measure of performance at the Threshold, Target and Maximum achievement levels.

Financial Performance and Bonus Achievement Levels

% of Performance Goal Achieved	% of Bonus Percentage Allocation Achieved

90%	50%
100%	100%
110% or higher	150%

Accordingly, if the actual performance with respect to a specified goal is (i) less than 90% of the target, then no bonus will be paid with respect to that goal, (ii) 110% of the target or greater, then a maximum bonus with respect to that goal will be paid equal to 150% of the target bonus amount, or (iii) between 90% and 110% of the target, then a bonus with respect to that goal of between 50% and 150% of the target bonus amount will be paid (as determined on a straight-line basis). For Messrs. McAliley and Konowitch, the performance percentage required to achieve a bonus is 85% and the performance percentage at which a maximum bonus would be paid is 115%, in each case reflecting the company’s view that each such officer should have a slightly wider range to reflect the fact that each is judged based on the performance of his business unit rather than the overall company. As previously noted and as discussed further below, under the terms of the employment agreements of Messrs. Quandt and Crecca, each is required to be paid a minimum bonus that, for 2006, was equal to their respective target bonus percentages.

2006 Financial Goals.  The following table shows the financial goals established for the named executive officers, other than Messrs. McAliley and Konowitch, for 2006 with respect to the overall company. These financial goals were selected based upon the company’s overall results for 2005, its budget and related projections for 2006, and the Board of Director’s assessment of the appropriate levels at which to set goals that would maximize the incentives for superior performance.

Overall Haights Cross Communications Goals

EBITDA			Cash Flow
Threshold	Target	Maximum	Threshold	Target	Maximum
(90%)	(100%)	(110% or higher)	(90%)	(100%)	(110% or higher)
(In thousands)			(In thousands)

$53,171	$59,079	$64,987 or higher	$(39,153)	$(35,594)	$(32,035) or higher

Financial goals were also established for Messrs. McAliley and Konowitch for 2006 with respect to Triumph Learning and Sundance/Newbridge, respectively. The goals for Messrs. McAliley and Konowitch were selected based upon each unit’s overall results for 2005, its budget and related projections for 2006, and the Board of Director’s and management’s assessment of the appropriate levels at which to set goals that would maximize the incentives for superior performance at the unit level. We believe that the maximum financial performance goals we have historically established at the unit level have been difficult to achieve and represent excellent performance that should be rewarded with a bonus that is at or near the maximum amount achievable amount. In this regard, for the years 2004 and 2005, Mr. McAliley achieved bonuses equal to 112% and 145% of his target bonus, indicating that Triumph Learning performed significantly in excess of targeted goals and approaching the maximum goals.

2006 Individual Goals.  The individual performance goals relate to each executive’s achievement of a set of non-financial objectives that, with respect to a given named executive officer, may include some or all of the following:

•	Progress in connection with Sarbanes-Oxley implementation;

•	Integration of sales teams;

•	Achieve product development goals;

•	Conduct investor relations activities;

•	Lead and/or support the company’s debt financing and capital structure activities, including debt covenant compliance; and

•	Manage the company’s audit and tax compliance efforts.

The Board of Directors establishes and determines the achievement of individual goals in the case of Mr. Quandt, while Mr. Quandt establishes such goals and makes such determination in respect of each other named executive officer.

Actual performance vs. compensation paid for 2006.

For 2006, each named executive officer achieved his or her individual goals. In addition, the company achieved EBITDA and cash flow equal to 96% and 149% of target, respectively, while Triumph Learning achieved EBITDA and cash flow at 113% and 113% of target, respectively, and Sundance/Newbridge achieved EBITDA and cash flow at 45% and 150% of target, respectively. Based on this performance, Messrs. Quandt and Crecca received the required minimum bonuses payable under their new employment agreements, equal to 55.0% and 44.0% of their 2006 base salaries, respectively, while the remaining named executive officers achieved incentive bonuses equal to following percentages of their base salaries:

Name	Percentage of Base Salary

Ms. Koons	40.50%
Mr. McAliley	57.43%
Mr. Kurtz	26.06%
Mr. Konowitch	19.25%

Conclusion

The company believes that the compensation amounts paid to its named executive officers for their service in 2006 are reasonable and appropriate and in the best interests of the company.

Actions Taken Relating to Current Fiscal Year

New Employment and Noncompetition Agreements.  As discussed above, on January 31, 2007, our Board of Directors approved, and we entered into, employment and non-competition agreements with Messrs. Quandt and Crecca.

The agreements provide as follows:

Terms of Employment Agreements

Provision	Peter J. Quandt	Paul J. Crecca
Term:	Through December 31, 2009, with automatic extensions for periods of one year (the first possible extension date being January 1, 2010) unless either we or the executive has given written notice to the other not later than six months prior to the expiration of the term.	Through December 31, 2008, with automatic extensions for periods of one year (the first possible extension date being January 1, 2009) unless either we or the executive has given written notice to the other not later than six months prior to the expiration of the term.
Base salary:	$502,302 for the year 2007, increasing by 4% in each subsequent year of the term.	$360,000 for the year 2007, increasing by 4% in each subsequent year of the term.
Annual bonus:	Minimum annual cash bonus equal to 55% of the base salary in effect for the applicable year.	Minimum annual cash bonus equal to 44% of the base salary in effect for the applicable year.
Other benefits:	Each executive is eligible to participate in all the compensation and benefit plans in which senior executives of the company are generally eligible to participate.
Termination:
By the company for Cause:	Each executive will receive his salary through the date of termination and any accrued but unpaid vacation, and will retain all of his rights to benefits earned prior to termination under benefit plans in which he participates (including any earned but unpaid bonus).
By executive for any reason, including death or permanent disability:	In addition to the foregoing, each executive will be entitled to a cash lump sum payment of a pro-rated annual cash bonus for the year in which the termination occurs.
By the Company without Cause or by executive for Good Reason (as defined in the agreement), subject to entering into a release of claims:	In addition to the foregoing, Mr. Quandt will be entitled to a cash lump sum payment equal to three (3) times the sum of (i) his base salary (calculated at the salary level in effect at the time of termination), plus (ii) an amount equal to the higher of the current year bonus that would be payable at the target level, or the actual bonus paid or payable for performance in the year prior to the year of termination, plus (iii) an amount equal to the annual cost of medical plan benefits under COBRA or similar plan. Will also be entitled to amounts payable under the noncompetition agreement described below.	In addition to the foregoing, Mr. Crecca will be entitled to a cash lump sum payment equal to two (2) times the sum of (i) his base salary (calculated at the salary level in effect at the time of termination), plus (ii) an amount equal to the higher of the current year bonus that would be payable at the target level, or the actual bonus paid or payable for performance in the year prior to the year of termination, plus (iii) an amount equal to the annual cost of medical plan benefits under COBRA or similar plan. Will also be entitled to amounts payable under the noncompetition agreement described below.

Provision	Peter J. Quandt	Paul J. Crecca
Definition of “Cause”	Cause means, for each executive:
• any action by executive involving theft, fraud, embezzlement or other act of similarly grave misconduct that results in significant damage to the business or reputation of the company;

  • any material breach of the provisions of the employment agreement relating to treatment of confidential information, any material breach of the noncompetition agreement, or any material breach of any other material provision of the employment agreement by executive;

  • any action by executive involving material malfeasance or material misconduct in connection with his employment, continuing failure to perform any material duties hereunder, or failure to follow any lawful, reasonable and material direction of the Board of Directors of the company; or

• executive’s conviction of any felony that involves dishonesty, fraud, or moral turpitude.
Definition of “Good Reason”	Good Reason means, for each executive:
• the failure of the company to pay any amount due under the employment agreement;
• a material breach of the employment agreement by the company;
• a meaningful diminution by the company in the title, status, duties, powers, responsibilities or authority of the executive;

  • the failure of any successor to the company (through merger or acquisition of assets or any other transaction that constitutes a sale event in which liabilities of the company of this nature are to be assumed) to assume and fully perform all of the remaining obligations of the company under the employment agreement; or

• the requirement by the company that the executive be based at any office more than ten miles from White Plains, New York;
provided, however, that none of the foregoing events or matters will be deemed to constitute Good Reason if the company has, prior to the date of termination, fully cured and corrected the event or matter that would have constituted Good Reason.
1In addition, each executive may elect to terminate for ‘‘Good Reason” during the period of three months that begins six months after a transaction or series of transactions in which the persons who on the date of the employment agreement beneficially owned the common stock of the company, the Preferred A of the company, and the Preferred B of the company have, in the case of each such class or series of stock, ceased to beneficially own at least 50% of that class or series of stock and such persons, in the aggregate but regardless of whether acting as a group, no longer beneficially own securities of the company that enable them to effectively control the company through the power to elect at least 50% of the members of the Board of Directors (for this purpose, ‘‘beneficially own” and related terms have the meaning ascribed to them under Section 13(d) of the Exchange Act

Terms of Noncompetition Agreements

Provision	Peter J. Quandt	Paul J. Crecca
Term	While employed by the company and for a period of 20 months following termination of employment	While employed by the company and for a period of 12 months following termination of employment
Additional amounts payable upon termination by company without Cause or executive for Good Reason or as a result of death or permanent disability	Will receive monthly payments equal to $62,500 during the 20 month period following the termination.	Will receive monthly payments equal to $25,000 during the 12 month period following the termination
Restrictive covenants	Neither executive may:
• engage, participate, assist or invest in any competitive business (as defined in the agreement);
• directly or indirectly employ, attempt to employ, recruit, other otherwise solicit, induce or influence any person to leave employment with the company; or
• solicit or encourage any customer or supplier to terminate or otherwise modify adversely its business relationship with the company
Definition of “Competitive Business”	“Competitive Business” means a business conducted in all or any portion of the United States which is competitive with any business which the company or any of its direct or indirect subsidiaries conducts as of and subsequent to the date of the noncompetition agreement. Notwithstanding the foregoing, each executive may own up to one percent (1%) of the outstanding stock of a publicly held corporation which constitutes or is affiliated with a Competing Business.

Incentive bonus goals for 2007.  Annual Management/Employee Bonus Plan has been adopted for 2007 and in connection with the adoption of such plan, specific financial and individual performance goals for 2007 for possible bonus awards for specific individuals, including our named executive officers, have been approved by our Board of Directors. Similar to the awards for 2006, it is expected that performance bonuses for 2007 will be paid based on the achievement of certain minimum EBITDA and cash flow goals (whether at the company or unit level, depending on the executive), and the executive’s achievement of individual goals, and that the bonus awards for our named executive officers will be within the range of 27.5% to 55% of the applicable executive’s base salary for the year, subject, in the case of Messrs. Quandt and Crecca, to the minimum bonuses required to be paid under the terms of their respective employment agreements.

Board of Directors Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Peter J. Quandt, Chairman
Paul J. Crecca
Christopher S. Gaffney
Stephen F. Gormley
Eugene I. Davis

Compensation of Named Executive Officers

The following table includes information concerning compensation for the year ended December 31, 2006 for our named executive officers.

Summary Compensation Table

						Non-	Change in
						Equity	Pension Value
						Incentive	and
						Plan	Nonqualified
					Option	Compen-	Deferred
			Bonus	Stock	Awards	sation	Compensation	All Other
		Salary	($)	Awards	($)	($)	Earnings	Compensation ($)	Total
Name and Principal Position	Year	($)	(2)	($)	(3)	(4)	($)	(5)	($)

Peter J. Quandt	2006	$484,478	$266,463	$—	$—	$—	—	$52,776	$803,717
Chairman of the Board, Chief Executive Officer and President
Paul J. Crecca	2006	344,698	181,667	—	—	—	—	22,943	549,308
Executive Vice President and Chief Financial Officer
Kevin M. McAliley	2006	326,874	—	—	—	188,319	—	19,510	534,703
Executive Vice President and President of Triumph Learning
Linda Koons	2006	295,231	—	—	—	119,570	—	37,205	452,006
Executive Vice President and Publisher
Paul Konowitch(1)	2006	298,651	—	—	4,000	50,721	—	16,299	369,671
President, Sundance/Newbridge Educational Publishing
Mark Kurtz	2006	209,115	—	—	—	74,493	—	13,000	296,608
Vice President, Finance and Accounting, and Chief Accounting Officer

(1)	Paul Konowitch, our former Senior Vice President of Corporate Development, was appointed President of our Sundance/Newbridge publishing unit effective January 9, 2006 and as of such date is no longer an executive officer of Haights Cross Communications.

(2)	Represents the minimum required bonuses paid to Messrs. Peter J. Quandt and Paul J. Crecca pursuant to their new employment agreements. See “Compensation Discussion and Analysis-Actions Taken Relating to Current Fiscal Year.” For Mr. Crecca, this amount includes a non-recurring $30,000 payment for services provided during 2006 as interim Chief Financial Officer of Sundance/Newbridge.

(3)	The fair values of the options granted during the year ended December 31, 2006 were estimated on the dates of the grants using the Black-Scholes option-pricing model. Based on calculated Black-Scholes values, options granted on April 3, 2006 had a fair value of $0.10 per share and options granted on September 1, 2006 had a fair value of $0 per share. See Note 14 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the assumptions used in establishing such fair values.

(4)	Represents non-equity incentive payments earned pursuant to our Annual Management/Employee Bonus Plan. For Messrs. McAliley and Kurtz, also includes $1,374 and $20,000, respectively, earned under our 2006 Expense Savings Incentive Plan.

(5)	For each named executive officer, the amounts in this column consist of: (i) contributions made by the company under our 401(k) plan; and (ii) car allowances. For Messrs. Quandt and Crecca, amounts in this column also include amounts reimbursed to the named executive officer for legal fees incurred in connection with the preparation and negotiation of his new employment and noncompetition agreements.

For Mr. Quandt the amount in this column includes $22,000 for his car allowance and $25,000 for legal fees incurred. For Ms. Koons, amounts in this column also include a housing allowance of $24,000 that the company pays as part of a relocation arrangement agreed to upon her hiring.

Incentive Plans

2000 Stock Option and Grant Plan.  Our Board of Directors and stockholders adopted the 2000 stock option and grant plan in 2000. The plan allows for the issuance of up to 2,400,000 shares of common stock. The plan permits the grant or issue to our or our affiliates’ full-time and part-time officers, employees, directors, consultants, and other key persons of incentive and non-qualified stock options and restricted and unrestricted stock awards. The plan is administered by our Board of Directors, which has the right, in its discretion, to select the individuals eligible to receive awards, determine and modify the terms and conditions of the awards granted, extend the exercise period for options, accelerate the vesting schedule of any award and generally administer and interpret the plan. The exercise price of options granted under the plan is determined by our Board of Directors. The option exercise price may not be less than 100% of the fair market value of the common stock on the date of grant.

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

Pursuant to the terms of the plan, the Board of Directors has granted the chief executive officer limited authority, acting alone, to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act or “covered employees” within the meaning of Section 162(m) of the Internal Revenue Code, as amended. The chief executive officer may act alone to grant awards as long as (i) the number of shares of common stock underlying any such awards granted do not exceed 20,000 to any one individual, or 150,000 during any one year period, (ii) the sale price or exercise price of shares of common stock issued pursuant to any such awards is not less than the fair market value of Haights Cross Communications’ common stock on the date of grant, and (iii) any such awards are subject to vesting terms consistent with the Haights Cross Communications’ standard vesting terms described above.

The following table contains information about the Haights Cross Communications, Inc. 2000 Stock Option and Grant Plan, as of December 31, 2006. This plan was approved by the stockholders of Haights Cross Communications, Inc.

Number of Securities Remaining
		Weighted-Average	Available for Future Issuance
	Number of Securities to be Issued	Exercise Price	Under Equity Compensation
	Upon Exercise of Outstanding	of Outstanding Options,	Plans (Excluding Securities
Plan Category	Options, Warrants and Rights	Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by securityholders	1,982,953	$1.33	404,133

Equity compensation plans not approved by securityholders	—	—	—

Total	1,982,953	$1.33	404,133

Annual Management/ Employee Bonus Plan.  We provide our managers and employees an opportunity to earn cash bonuses pursuant to an incentive bonus plan in effect for each fiscal year known as the “Annual Management/ Employee Bonus Plan” (the “Bonus Plan”). Compensation payouts to participants under the Bonus Plan are based on a participant’s achievement of defined objectives and such participant’s applicable Bonus Percentage (as defined below). Qualification to receive a payout under the Bonus Plan for each employee considered an executive or manager, will generally be based 55%-60% on the achievement of certain pre-defined business profit and cash flow goals, and 40%-45% on the completion of pre-defined, non-quantitative business improvement projects and initiatives. The pre-defined business profit and cash flow goals, and the pre-defined projects and initiatives, are recommended by our senior management and approved by the Board of Directors.

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

The operation of the Bonus Plan with respect to our named executive officers is described above in “Compensation Discussion and Analysis — Impact of Performance on Compensation.”

2006 Expense Savings Incentive Plan.  For our fiscal year 2006, the Board of Directors adopted an Expense Savings Incentive Plan, which is a special incentive plan designed to promote the identification of business improvements that translate into cost savings across our businesses. Under the terms of the plan, management and employees credited with identifying and implementing business improvements leading to future cost savings can be awarded a cash bonus equal to 20% of the annualized cost savings resulting from the implemented improvements. For 2006, Mr. McAliley received $1,374 under this plan and Mr. Kurtz received $20,000.

The following table sets forth certain information with respect to incentive plan awards granted during or for the fiscal year ended December 31, 2006 to each of our named executive officers.

Grants of Plan-Based Awards

								All
								Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise	Grant
								Number of	Number of	or Base	Date
		Estimated Future Payouts Under Non-			Estimated Future Payouts Under			Shares	Securities	Price of	Fair
		Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)			of Stock	Underlying	Option	Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Price(3)

Peter J. Quandt		$132,704	$265,408	$398,112	—	—	—	—	—	—	—
Paul J. Crecca		$75,900	$151,800	$227,700	—	—	—	—	—	—	—
Linda Koons	9/1/06	$65,560	$131,120	$196,680	—	25,000	—	—	25,000	$0.50	—
Kevin M. McAliley	9/1/06	$64,400	$128,800	$193,200	—	15,000	—	—	15,000	$0.50	—
Paul Konowitch	4/3/06	$48,125	$96,250	$144,375	—	20,000	—	—	20,000	$1.00	$0.10
	9/1/06					10,000	—		10,000	$0.50	—
Mark Kurtz	9/1/06	$28,753	$57,507	$86,230	—	5,000	—	—	5,000	$0.50	—

(1)	These amounts reflect the Threshold, Target and Maximum bonuses payable to our named executive officers under awards granted pursuant to our 2006 Annual Management/Employee Bonus Plan. All such awards have been paid, and the actual amounts paid are set forth in the Summary Compensation Table above. As discussed above, Messrs. Peter J. Quandt and Paul J. Crecca received the minimum bonus payments under their new employment agreements and were not paid pursuant to their non-equity incentive plan awards.

(2)	These numbers relate to outstanding option awards granted under our 2000 Stock Option and Grant Plan that are subject to performance-based vesting, and reflect the number of shares underlying such options that may vest if the applicable performance standards are achieved.

(3)	The fair values of the options granted during the year ended December 31, 2006 were estimated on the dates of the grants using the Black-Scholes option-pricing model. Based on calculated Black-Scholes values, options granted on April 3, 2006 had a fair value of $0.10 per share and options granted on September 1, 2006 had a fair value of $0 per share. See Note 14 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the assumptions used in establishing such fair values.

The following table includes certain information with respect to unexercised options previously awarded to the named executive officers as of December 31, 2006. We have never made any stock awards.

Outstanding Option Awards at Fiscal Year-End

	Option Awards
			Equity Incentive
			Plan Awards:
		Number of	Number of
		Securities	Securities
	Number of	Underlying	Underlying
	Securities Underlying	Unexercised	Unexercised		Option
	Unexercised Options	Options	Unearned	Option	Expiration
Name	Exercisable (#)	Unexercisable (#)	Options (#)	Exercise Price ($)	Date

Peter J. Quandt	—	—	—	—	—
Paul J. Crecca	37,500	—	—	$2.84	10/1/02013
	12,500	12,500	7,500	$1.00	10/1/02014
Linda Koons	37,500	37,500	7,500	$1.00	10/1/02014
	—	25,000	25,000	$0.50	09/01/2016
Kevin M. McAliley	10,000	—	—	$2.48	01/01/2012
	80,000	—	—	$0.83	01/01/2012
	25,000	—	—	$2.84	10/1/02013
	8,750	8,750	5,250	$1.00	10/1/02014
	—	15,000	15,000	$0.50	09/01/2016
Paul Konowitch	7,500	7,500	4,500	$1.00	10/1/02014
	—	20,000	20,000	$1.00	04/03/2016
	—	10,000	10,000	$0.50	09/01/2016
Mark Kurtz	6,000	—	—	$2.48	01/01/2012
	15,000	—	—	$0.83	01/01/2012
	17,500	—	—	$2.84	10/1/02013
	2,500	2,500	1,500	$1.00	10/1/02014
	1,500	6,000	—	$1.53	05/12/2015
	—	5,000	5,000	$0.50	09/01/2016

Option Exercises and Stock Vested

During the year ended December 31, 2006, no named executive officer exercised any outstanding stock options or became vested with respect to any stock grant.

Post-Employment Compensation

Pension Benefits/401(k) Plan.  We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan. In any plan year, we will contribute to each participant a matching contribution equal to 50% of the first 6% of the participant’s compensation that has been contributed to the plan, up to a maximum matching contribution of $6,600. All our executive officers participated in our 401(k) plan during fiscal 2006 and received matching contributions.

Nonqualified Deferred Compensation.  We do not provide any nonqualified defined contribution or other deferred compensation plans.

Other Post-Employment Payments.  Other than Messrs. Quandt and Crecca, all of our employees, including our executive officers, are employees-at-will and as such do not have employment contracts with us. Each of Messrs. McAliley, Konowitch and Kurtz and Ms. Koons have a written agreement under which he or she will receive continuing salary payments for a stated period of time following termination of employment, unless such termination constitutes termination for cause. Under these agreements, each of Ms. Koons and Messrs. McAliley and Konowitch would continue to receive their then-current base salary for a period of 12 months following termination of employment, and Mr. Kurtz would receive such salary continuation for a period of six months following termination of employment. While the company is not obligated pursuant to these agreements to provide any continuation of benefits, the company has followed a policy over the years of reimbursing terminated employees who receive salary continuation for the cost of COBRA payments made by them during the applicable salary continuation period. The company expects that this policy would be applied in the event of the termination of any of Ms. Koons or Messrs. McAlilely, Kurtz or Konowitch. Messrs. Quandt and Crecca, under the terms of their employment agreements, would receive, among other things, cash payments equal to the annual cost of medical plan benefits under COBRA or similar plan.

The tables below reflect the amount of compensation to be paid each of the named executive officers of the company in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon voluntary termination, involuntary not-for-cause termination, termination for good reason and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. With respect to Messrs. Quandt and Crecca, the amounts shown below also assume that their employment and noncompetition agreements, which were entered into on January 31, 2007, were in effect at December 31, 2006. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the company.

Potential Payments Upon Termination or Change of Control

Peter J. Quandt.  The following table shows the amounts payable upon termination of employment to Mr. Peter J. Quandt, our Chairman of the Board, Chief Executive Officer and President:

					Involuntary Not	Involuntary for
	Voluntary	Permanent		Termination for	for Cause	Good Reason
Executive Benefit	Termination	Disability	Death	Cause	Termination(1)	Termination(1)

Accrued vacation	$41,833	$41,833	$41,833	$41,833	$41,833	$41,833
Cash bonus through date of termination	$276,266	$276,266	$276,266	$276,266	$276,266	$276,266
Cash severance	—	—	—	—	$2,385,174	$2,385,174
Noncompetition payments	—	$1,250,000	$1,250,000	—	$1,250,000	$1,250,000

Total	$318,099	$1,568,099	$1,568,099	$318,099	$3,953,273	$3,953,273

(1)	Under the terms of his employment agreement, upon an involuntary not for cause termination or an involuntary for good reason termination, Mr. Quandt, in addition to the other stated amounts, is entitled to receive cash severance equal to three (3) times the sum of (i) his base salary (calculated at the salary level in effect at the time of termination), plus (ii) an amount equal to the higher of the current year bonus that would be payable at the target level, or the actual bonus paid or payable for performance in the year prior to the year of termination, plus (iii) an amount equal to the annual cost of medical plan benefits under COBRA or similar plan. For purposes of this calculation, it is assumed that Mr. Quandt’s bonus for purposes of calculating the cash severance is equal to the minimum bonus required under his employment agreement of 55.0% of his base salary.

Paul J. Crecca.  The following table shows the amounts payable upon termination of employment to Mr. Paul J. Crecca, our Executive Vice President and Chief Financial Officer:

					Involuntary Not	Involuntary for
	Voluntary	Permanent		Termination for	for Cause	Good Reason
Executive Benefit	Termination	Disability	Death	Cause	Termination(1)	Termination(1)

Accrued vacation	$30,000	$30,000	$30,000	$30,000	$30,000	$30,000
Cash bonus through date of termination	$158,400	$158,400	$158,400	$158,400	$158,400	$158,400
Cash severance	—	—	—	—	$1,069,780	$1,069,780
Noncompetition payments	—	$300,000	$300,000	—	$300,000	$300,000

Total	$188,400	$488,400	$488,400	$188,400	$1,558,180	$1,558,180

(1)	Under the terms of his employment agreement, upon an involuntary not for cause termination or an involuntary for good reason termination, Mr. Crecca, in addition to the other stated amounts, is entitled to receive cash severance equal to two (2) times the sum of (i) his base salary (calculated at the salary level in effect at the time of termination), plus (ii) an amount equal to the higher of the current year bonus that would be payable at the target level, or the actual bonus paid or payable for performance in the year prior to the year of termination, plus (iii) an amount equal to the annual cost of medical plan benefits under COBRA or similar plan. For purposes of this calculation, it is assumed that Mr. Crecca’s bonus for purposes of calculating the cash severance is equal to the minimum bonus required under his employment agreement of 44.0% of his base salary.

Other Named Executive Officers.  The following table shows the amounts payable upon involuntary, not for cause termination of employment to Ms. Linda Koons, our Executive Vice President and Publisher, Mr. Kevin M. McAliley, our Executive Vice President and the President of Triumph Learning, Mr. Paul Konowitch, President of Sundance/Newbridge Educational Publishing and Mr. Mark Kurtz, our Vice President, Accounting and Finance, and Chief Accounting Officer:

		Cost of COBRA Reimbursement
Name	Salary Continuation	During Salary Continuation Period	Total

Linda Koons	$24,833 per month for 12 months	$1,374.16 per month for 12 months	$314,489
Kevin M. McAliley	$27,916 per month for 12 months	$415.09 per month for 12 months	$339,981
Paul Konowitch	$22,916 per month for 12 months	—	$275,000
Mark Kurtz	$17,426 per month for 6 months	$1,374.16 per month for 6 months	$112,802

Director Compensation

Our directors who are not employees do not receive any compensation for their service as members of our Board of Directors, but are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our voting capital stock as of April 2, 2007, by:

•	each person known by us to be the beneficial owner of more than 5.0% of such stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and named executive officers as a group.

Unless otherwise noted, to our knowledge, each person has sole voting and investment power over the shares of stock shown as beneficially owned, except to the extent authority is shared by spouses under applicable law and except as set forth in the footnotes to the table. The address of Media/Communications Partners III Limited Partnership and its affiliates is 75 State Street, Boston, Massachusetts 02109. The address of each of Messrs. Gaffney and Gormley is c/o Great Hill Partners, LLC, One Liberty Square, Boston, Massachusetts 02109. The address of the other listed directors and executive officers is c/o Haights Cross Communications, Inc., 10 New King Street, White Plains, New York 10604.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of April 2, 2007 through the exercise of any warrant, stock option or other right.

As of April 2, 2007, we had a total of 22,476 shares of Preferred A outstanding and 2,213 shares of Preferred A were subject to warrants that were exercisable within 60 days thereafter. In addition, as of April 2, 2007, a total of 20,012,914 shares of common stock were outstanding and an additional 1,070,954 shares of common stock were subject to options and 2,139,048 shares of common stock were subject to warrants, in each case that were exercisable within 60 days thereafter. The number of shares of voting capital stock outstanding used in calculating the voting percentage for each listed person includes the shares of common stock and Series A preferred stock underlying the options and/or warrants held by such person that are exercisable within 60 days as of April 2, 2007, but excludes shares of common stock and Preferred A underlying the options and/or warrants held by any other person.

	Shares Beneficially Owned
			Series A		Total
			Preferred		Voting
Name of Beneficial Owner	Common Stock		Stock		Percent

Media/ Communications Partners III Limited Partnership and affiliates	14,342,193	(1)	20,397	(2)	71.7%
Peter J. Quandt	4,784,406		1,362		23.9%
Paul J. Crecca	459,747	(3)	0		2.3%
Linda Koons	52,835	(4)	0		*
Kevin M. McAliley	160,416	(4)	0		*
Mark Kurtz	50,450	(4)	0		*
Christopher S. Gaffney	14,342,192	(1)	20,397	(2)	71.7%
Stephen F. Gormley	14,342,192	(1)	20,397	(2)	71.7%
Eugene I. Davis	0		0		*
All directors and named executive officers as a group (ten persons)	19,917,198		21,759		97.5%

*	Less than 1%

(1)	This total includes 13,625,218 shares of common stock owned by Media/Communications Partners III Limited Partnership and 716,975 shares of common stock owned by M/C Investors L.L.C. Each of Messrs. Gaffney and Gormley is a limited partner and a member of the general partner of Media/Communications Partners III Limited Partnership and an investor in and managing member of M/C Investors L.L.C. Each of Messrs. Gaffney and Gormley disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(2)	This total includes 19,377 shares of Preferred A owned by Media/Communications Partners III Limited Partnership and 1,020 shares of Preferred A owned by M/C Investors, L.L.C. Each of Messrs. Gaffney and Gormley is a limited partner and a member of the general partner of Media/Communications Partners III Limited Partnership and an investor in and managing member of M/C Investors L.L.C. Each of

Messrs. Gaffney and Gormley disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(3)	This total includes 89,747 shares of common stock issuable upon exercise of options which were exercisable as of April 2, 2007 or within 60 days thereafter.

(4)	Consists of shares of common stock issuable upon exercise of options which were exercisable as of April 2, 2007 or within 60 days thereafter.

Item 13.	Certain Relationships and Related Transactions

As discussed above, we have adopted an Ethics Code. The Board of Directors is responsible for administering the Ethics Code. The Board of Directors has delegated day-to-day responsibility for administering and interpreting the Ethics Code to Paul J. Crecca, our Executive Vice President and Chief Financial Officer. Under the Ethics Code, activities engaged in by directors, officers, and employees that present actual or potential conflicts of interest must be reported to the compliance officer. Such conflicts of interest can arise, for example, when a director, officer or employee takes an action or has an outside interest, responsibility or obligation that may make it difficult for him or her to perform the responsibilities of his or her position objectively and/or effectively in the company’s best interests. Conflicts of interest may also occur when a director, officer or employee or his or her immediate family member receives some personal benefit (whether improper or not) as a result of the director’s, officer’s or employee’s position with the company. Our management, under the supervision of the compliance officer, is responsible for taking reasonable steps from time to time to (i) monitor and audit compliance with the Ethics Code, including the establishment of monitoring and auditing systems that are reasonably designed to investigate and detect conduct in violation of the Ethics Code, and (ii) when appropriate, impose and enforce appropriate disciplinary measures for violations of the Ethics Code. Disciplinary measures for violations of the Ethics Code may include, but are not limited to, counseling, oral or written reprimands, warnings, probation or suspension with or without pay, demotions, reductions in salary, termination of employment or service and restitution. The compliance officer periodically reports to the Board of Directors on these compliance efforts including, without limitation, periodic reporting of alleged violations of the Ethics Code and the actions taken with respect to any such violation. No waiver of any provisions of the Ethics Code for the benefit of a director or an executive officer (including, without limitation, our principal executive, financial and accounting officers) will be effective unless (i) such waiver is approved by the Board of Directors, and (ii) if applicable, such waiver is promptly disclosed to our investors in accordance with applicable United States securities laws and/or the rules and regulations of the exchange or system on which the Company’s shares are traded or quoted, as the case may be.

Since January 1, 2006, no transactions required to be reported as “related party transactions” under Item 404(a) of Regulation S-K have occurred, including any transactions that did not require approval under the Ethics Code.

Item 14.	Principal Accountant Fees and Services.

The Board of Directors has appointed Ernst & Young LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2006.

Audit Fees.  Fees for audit services totaled $1.4 million in 2006 and $1.7 million in 2005, including fees associated with the annual audit, the review of our quarterly reports on Form 10-Q, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

Audit-Related Fees.  Fees for audit-related services totaled $0.0 million in 2006 and $0.0 million in 2005. Audit related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

Tax Fees.  Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2006 and 2005.

All Other Fees.  Fees for all other services not included above totaled $0 in 2006 and 2005.

Our Board of Directors must pre-approve all audit and permitted non-audit services to be provided by our principal independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act, or the rules of the SEC promulgated thereunder. Each year, the Board of Directors approves the retention of the independent registered public accounting firm to audit our financial statements, including the associated fees. All of the services described in the four preceding paragraphs were approved by the Board of Directors. The Board of Directors has considered whether the provisions of such services, including non-audit services, by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence and has concluded that it is.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules.

(a) Documents filed as a part of this report.

1. Financial Statements.  The following financial statements are filed as a part of this report.

All other financial statement schedules are not required under related instructions or are inapplicable and therefore have been omitted.

3. Exhibits.  Haights Cross Communications, Inc. has filed the following Exhibits as part of this Report.

Exhibit
No.		Exhibit Description

2.1		Asset Purchase Agreement, dated as of March 6, 2004, by and among Haights Cross Communications, Inc., Buckle Down Publishing Company and the other parties named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 20, 2004
2.2		Asset Purchase Agreement, dated as of November 11, 2004, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, Options Publishing, LLC, Options Publishing, Inc., and certain stockholders of Options Publishing, Inc. named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004
2.3		Purchase and Sale Agreement, dated as of November 11, 2004, by and between Options Publishing, LLC and Merrimack M&R Realty LLC, incorporated by reference to Exhibit 2.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004
3.1		Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
3	.1(a)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1(a) of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

Exhibit
No.	Exhibit Description

3.2	Bylaws of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.3	Certificate of Incorporation of Haights Cross Operating Company, incorporated by reference to Exhibit 3.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.4	Bylaws of Haights Cross Operating Company, incorporated by reference to Exhibit 3.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.5	Certificate of Formation of Triumph Learning, LLC, incorporated by reference to Exhibit 3.7 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.6	Amended and Restated Limited Liability Company Agreement of Triumph Learning, LLC, incorporated by reference to Exhibit 3.8 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.7	Certificate of Formation of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.8	Amended and Restated Limited Liability Company Agreement of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.9	Certificate of Formation of Recorded Books, LLC, incorporated by reference to Exhibit 3.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.10	Amended and Restated Limited Liability Company Agreement of Recorded Books, LLC, incorporated by reference to Exhibit 3.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.11	Certificate of Formation of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.13 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.12	Amended and Restated Limited Liability Company Agreement of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.14 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.13	Articles of Association of W F Howes Limited, incorporated by reference to Exhibit 3.17 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.14	Memorandum of Association of W F Howes Limited, incorporated by reference to Exhibit 3.18 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.15	Certificate of Formation of Options Publishing, LLC, incorporated by reference to Exhibit 3.19 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005
3.16	Limited Liability Company Agreement of Options Publishing, LLC, incorporated by reference to Exhibit 3.20 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005

Exhibit
No.		Exhibit Description

4.1		Indenture, dated as of August 20, 2003, by and between Haights Cross Operating Company and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
4.2		Form of Haights Cross Operating Company 11 3/4% Senior Note due 2011, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
4.3		Indenture, dated as of February 2, 2004, by and between Haights Cross Communications, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.4 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
4.4		Form of Haights Cross Communications, Inc. 12 1/2% Senior Discount Note due 2011, incorporated by reference to Exhibit 4.5 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
4.5		Supplemental Indenture, dated as of December 10, 2004, by and among Options Publishing, LLC, Haights Cross Operating Company, the guarantors signatory thereto, and Wells Fargo Bank, N.A., as trustee, supplementing the Indenture, dated as of August 20, 2003, among Haights Cross Operating Company, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004
10.1		Lease Agreement, dated as of January 15, 2003, by and between Sundance Publishing, LLC and LIT Industrial Limited Partnership, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.2		Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Christopher S. Gaffney, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.3		Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Stephen F. Gormley, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.4		Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Peter J. Quandt, incorporated by reference to Exhibit 10.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.5		Investors Registration Rights Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company and the Holders (as defined therein), incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10	.6+	Haights Cross Communications, Inc. Restated 2000 Stock Option and Grant Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004
10	.7+	Haights Cross Communications, Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 10.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.		Exhibit Description

10.8		Term Loan Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.9		Revolving Credit Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.10		Amendment No. 1 and Consent No. 1 to Revolving Credit Agreement, dated as of January 26, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.11 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
10.11		Amendment No. 2 and Consent No. 2 to Revolving Credit Agreement, dated as of January 26, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-115017) filed April 30, 2004
10.12		Amendment No. 3 and Consent No. 3, dated as of December 1, 2004, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.17 of Haights Cross Communications, Inc’s Annual Report on Form 10-K filed March 30, 2005
10.13		Amendment No. 4 and Waiver No. 3, dated as of April 12, 2005, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 15, 2005
10.14		Amendment No. 5 and Consent No. 4, dated as of August 9, 2005, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Quarterly Report on Form 10-Q filed November 14, 2005
10.15		Amendment No. 6, dated as of March 30, 2006, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed March 30, 2006
10.16		Amendment No. 7 and Waiver No. 4, dated as of March 28, 2007, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and the Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 3, 2007.
10	.17+	Form of incentive stock option agreement for options with time based vesting schedules, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

Exhibit
No.		Exhibit Description

10	.18+	Form of incentive stock option agreement for options with performance based vesting schedules, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004
10.19		Term Loan Agreement, dated as of December 10, 2004, by and among Haights Cross Operating Company, Bear Stearns & Co. Inc., as lead arranger, Bear Stearns Corporate Lending Inc., as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 1.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004
10	.20+	Description of the Haights Cross Communications, Inc. Annual Management/ Employee Bonus Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 6, 2007
10	.21+	Description of the Haights Cross Communications, Inc. 2006 Expense Savings Incentive Plan, incorporated by reference to Exhibit 99.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 6, 2007
10	.22+	Employment Agreement, dated January 31, 2007, by and between the Company and Peter J. Quandt, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10	.23+	Noncompetition Agreement, dated January 31, 2007, by and between the Company and Peter J. Quandt, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10	.24+	Employment Agreement, dated January 31, 2007, by and between the Company and Paul J. Crecca, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10	.25+	Noncompetition Agreement, dated January 31, 2007, by and between the Company and Paul J. Crecca, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
12	.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
14.1		Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004
21	.1*	Subsidiaries of Haights Cross Communications, Inc.
21	.2*	Subsidiaries of Haights Cross Operating Company
21.3		Subsidiaries of Recorded Books, LLC, incorporated by reference to Exhibit 21.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
24	.1*	Power of Attorney (Included in signature page)
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca
32	**

+	Indicates a management contract or any compensatory plan, contract or arrangement

*	Filed herewith

**	The Company is not an “issuer,” as the term is defined by Section 2(a)(7) of the Sarbanes-Oxley Act of 2002 (the “Act”), because it does not have a class of securities registered under Section 12 of the Securities Act and it is not required to file reports under Section 15(d) of the Exchange Act. Accordingly, the Company is not required to file the certifications that are otherwise required by 18 U.S.C. Section 1350, which were adopted as Section 906 of the Act.

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

Date: July 19, 2007

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

Signature	Title	Date

/s/ PETER J. QUANDT Peter J. Quandt	Chairman of the Board of Directors, Chief Executive Officer and President	July 19, 2007

/s/ PAUL J. CRECCA Paul J. Crecca	Director, Executive Vice President and Chief Financial Officer	July 19, 2007

/s/ MARK KURTZ Mark Kurtz	Vice President, Finance and Accounting and Chief Accounting Officer	July 19, 2007

/s/ CHRISTOPHER S. GAFFNEY Christopher S. Gaffney	Director	July 19, 2007

/s/ STEPHEN F. GORMLEY Stephen F. Gormley	Director	July 19, 2007

/s/ EUGENE I. DAVIS Eugene I. Davis	Director

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

EXHIBIT INDEX

Exhibit
No.		Exhibit Description

2.1		Asset Purchase Agreement, dated as of March 6, 2004, by and among Haights Cross Communications, Inc., Buckle Down Publishing Company and the other parties named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 20, 2004
2.2		Asset Purchase Agreement, dated as of November 11, 2004, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, Options Publishing, LLC, Options Publishing, Inc., and certain stockholders of Options Publishing, Inc. named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004
2.3		Purchase and Sale Agreement, dated as of November 11, 2004, by and between Options Publishing, LLC and Merrimack M&R Realty LLC, incorporated by reference to Exhibit 2.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004
3.1		Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
3	.1(a)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1(a) of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005
3.2		Bylaws of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.3		Certificate of Incorporation of Haights Cross Operating Company, incorporated by reference to Exhibit 3.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.4		Bylaws of Haights Cross Operating Company, incorporated by reference to Exhibit 3.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.5		Certificate of Formation of Triumph Learning, LLC, incorporated by reference to Exhibit 3.7 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.6		Amended and Restated Limited Liability Company Agreement of Triumph Learning, LLC, incorporated by reference to Exhibit 3.8 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.7		Certificate of Formation of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.8		Amended and Restated Limited Liability Company Agreement of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.9		Certificate of Formation of Recorded Books, LLC, incorporated by reference to Exhibit 3.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.10		Amended and Restated Limited Liability Company Agreement of Recorded Books, LLC, incorporated by reference to Exhibit 3.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.11		Certificate of Formation of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.13 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.	Exhibit Description

3.12	Amended and Restated Limited Liability Company Agreement of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.14 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.13	Articles of Association of W F Howes Limited, incorporated by reference to Exhibit 3.17 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.14	Memorandum of Association of W F Howes Limited, incorporated by reference to Exhibit 3.18 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.15	Certificate of Formation of Options Publishing, LLC, incorporated by reference to Exhibit 3.19 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005
3.16	Limited Liability Company Agreement of Options Publishing, LLC, incorporated by reference to Exhibit 3.20 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005
4.1	Indenture, dated as of August 20, 2003, by and between Haights Cross Operating Company and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
4.2	Form of Haights Cross Operating Company 11 3/4% Senior Note due 2011, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
4.3	Indenture, dated as of February 2, 2004, by and between Haights Cross Communications, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.4 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
4.4	Form of Haights Cross Communications, Inc. 12 1/2% Senior Discount Note due 2011, incorporated by reference to Exhibit 4.5 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
4.5	Supplemental Indenture, dated as of December 10, 2004, by and among Options Publishing, LLC, Haights Cross Operating Company, the guarantors signatory thereto, and Wells Fargo Bank, N.A., as trustee, supplementing the Indenture, dated as of August 20, 2003, among Haights Cross Operating Company, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004
10.1	Lease Agreement, dated as of January 15, 2003, by and between Sundance Publishing, LLC and LIT Industrial Limited Partnership, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.2	Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Christopher S. Gaffney, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.3	Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Stephen F. Gormley, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.4	Director Indemnification Agreement, dated as of December 10, 1999, by and between Haights Cross Communications, Inc. and Peter J. Quandt, incorporated by reference to Exhibit 10.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.		Exhibit Description

10.5		Investors Registration Rights Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company and the Holders (as defined therein), incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10	.6+	Haights Cross Communications, Inc. Restated 2000 Stock Option and Grant Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004
10	.7+	Haights Cross Communications, Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 10.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.8		Term Loan Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.9		Revolving Credit Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.10		Amendment No. 1 and Consent No. 1 to Revolving Credit Agreement, dated as of January 26, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.11 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
10.11		Amendment No. 2 and Consent No. 2 to Revolving Credit Agreement, dated as of January 26, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent, incorporated by reference to Exhibit 10.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-115017) filed April 30, 2004
10.12		Amendment No. 3 and Consent No. 3, dated as of December 1, 2004, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.17 of Haights Cross Communications, Inc’s Annual Report on Form 10-K filed March 30, 2005
10.13		Amendment No. 4 and Waiver No. 3, dated as of April 12, 2005, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 15, 2005
10.14		Amendment No. 5 and Consent No. 4, dated as of August 9, 2005, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Quarterly Report on Form 10-Q filed November 14, 2005
10.15		Amendment No. 6, dated as of March 30, 2006, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and The Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed March 30, 2006

Exhibit
No.		Exhibit Description

10.16		Amendment No. 7 and Waiver No. 4, dated as of March 28, 2007, to the Revolving Credit Agreement, dated as of August 20, 2003, by and among the Company, the several lenders from time to time parties thereto, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and the Bank of New York, as administrative agent, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 3, 2007.
10	.17+	Form of incentive stock option agreement for options with time based vesting schedules, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004
10	.18+	Form of incentive stock option agreement for options with performance based vesting schedules, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004
10.19		Term Loan Agreement, dated as of December 10, 2004, by and among Haights Cross Operating Company, Bear Stearns & Co. Inc., as lead arranger, Bear Stearns Corporate Lending Inc., as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 1.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004
10	.20+	Description of the Haights Cross Communications, Inc. Annual Management/ Employee Bonus Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 6, 2007
10	.21+	Description of the Haights Cross Communications, Inc. 2006 Expense Savings Incentive Plan, incorporated by reference to Exhibit 99.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 6, 2007
10	.22+	Employment Agreement, dated January 31, 2007, by and between the Company and Peter J. Quandt, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10	.23+	Noncompetition Agreement, dated January 31, 2007, by and between the Company and Peter J. Quandt, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10	.24+	Employment Agreement, dated January 31, 2007, by and between the Company and Paul J. Crecca, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10	.25+	Noncompetition Agreement, dated January 31, 2007, by and between the Company and Paul J. Crecca, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
12	.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
14.1		Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004
21	.1*	Subsidiaries of Haights Cross Communications, Inc.
21	.2*	Subsidiaries of Haights Cross Operating Company
21.3		Subsidiaries of Recorded Books, LLC, incorporated by reference to Exhibit 21.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
24	.1*	Power of Attorney (Included in signature page)
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca
32	**

+	Indicates a management contract or any compensatory plan, contract or arrangement

*	Filed herewith

**	The Company is not an “issuer,” as the term is defined by Section 2(a)(7) of the Sarbanes-Oxley Act of 2002 (the “Act”), because it does not have a class of securities registered under Section 12 of the Securities Act and it is not required to file reports under Section 15(d) of the Exchange Act. Accordingly, the Company is not required to file the certifications that are otherwise required by 18 U.S.C. Section 1350, which were adopted as Section 906 of the Act.