Form 10-Q
period 2007-03-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2007-07-19
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 20,012,914 shares of Common Stock, par value $0.001 per share, outstanding as of May 14, 2007.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report for the
Quarter Ended March 31, 2007

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
		As restated
Revenue	$52,933	$51,490
Costs and expenses:
Cost of goods sold	14,426	14,760
Marketing and sales	14,923	14,762
Fulfillment and distribution	4,687	4,408
General and administrative	7,009	7,060
Restructuring charges	19	134
Amortization of pre-publication costs	4,406	4,339
Depreciation expense and amortization of intangibles	1,414	1,353

Total cost and expenses	46,884	46,816

Income from operations	6,049	4,674
Other (income) expense:
Interest expense	17,279	15,835
Interest income	(868)	(655)
Amortization of deferred financing costs	913	733
Other expense	(7)	6

Total other expenses	17,317	15,919

Loss before provision for income taxes	(11,268)	(11,245)
Provision for income taxes	(1,334)	(1,282)

Loss before discontinued operations	(12,602)	(12,527)
Discontinued operations:
Loss from operations of discontinued operations	—	—
Loss on disposal of discontinued operations	(41)	(2)

Net loss	(12,643)	(12,529)
Preferred stock dividends and accretion	(871)	(796)

Net loss available to common stockholders	$(13,514)	$(13,325)

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	Unaudited	Audited
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,293	$69,847
Accounts receivable, net	25,621	22,462
Inventory, net	23,376	23,242
Direct response advertising costs — current portion, net	4,788	3,838
Prepaid royalties	6,070	6,135
Prepaid expenses and other current assets	2,488	2,658

Total current assets	115,636	128,182
Pre-publication costs, net	46,307	45,173
Direct response advertising costs, net	7,941	7,389
Property and equipment, net	11,161	11,279
Goodwill	135,566	135,566
Intangible assets, net	23,574	24,242
Deferred financing costs, net	9,522	10,347
Other assets	494	508

Total assets	$350,201	$362,686

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$24,885	$30,862
Accrued interest	3,977	9,039
Deferred subscription revenue	15,425	14,140
Current portion of long term debt	1,300	1,300

Total current liabilities	45,587	55,341
Long term liabilities:
Senior secured term loan	124,525	124,850
11 3/4% senior notes	172,028	172,146
12 1/2% senior discount notes	108,052	104,847
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (approximate aggregate liquidation value as of March 31, 2007 of $157,517)	155,776	149,626
Deferred tax liability	16,093	14,905
Deferred gain on Series B cancellation and other long term liabilities	3,632	3,838

Total long term liabilities	580,106	570,212
Commitments(Note 13)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (approximate aggregate liquidation value as of March 31, 2007 of $40,104)	39,975	39,196
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (approximate aggregate liquidation value as of March 31, 2007 of $4,054)	1,947	1,855

Total redeemable preferred stock	41,922	41,051
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,012,914 shares issued and outstanding as of March 31, 2007 and December 31, 2006	20	20
Accumulated other comprehensive income	677	658
Accumulated deficit	(318,111)	(304,596)

Total stockholders’ deficit	(317,414)	(303,918)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$350,201	$362,686

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
		(As restated)
Operating activities from continuing operations
Net loss from continuing operations	$(12,602)	$(12,527)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Non-cash interest expense	9,177	7,934
Allowance for doubtful accounts and obsolescence	1,804	1,473
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	5,820	5,692
Amortization of deferred financing costs	913	733
Amortization of premium on 11 3/4% senior notes	(118)	(120)
Deferred taxes — non-cash	1,188	1,126
Other non-operating income (loss) — non-cash	—	9
Changes in operating assets and liabilities:
Accounts receivable	(3,814)	(3,597)
Inventory	(1,283)	(669)
Prepaid expenses, royalty advances and other current assets	234	2,120
Direct response advertising costs	(1,501)	(1,684)
Other assets	14	—
Accounts payable, accrued and other liabilities	(6,002)	(5,530)
Accrued interest	(5,062)	(4,952)
Deferred subscription revenue	1,285	907

Net cash used in operating activities from continuing operations	(9,947)	(9,085)

Investing activities from continuing operations
Additions to pre-publication costs	(5,526)	(5,605)
Additions to property and equipment	(614)	(1,173)
Additions to intangible assets	(14)	(6)
Acquisitions, net of cash acquired	—	(99)
Proceeds from sale of business	—	500
Proceeds from sale of assets	—	9

Net cash used in investing activities from continuing operations	(6,154)	(6,374)

Financing activities from continuing operations
Proceeds from exercise of stock options	—	10
Repayment of senior secured term loan	(325)	(325)
Additions to deferred financing costs	(88)	(80)

Net cash used in financing activities from continuing operations	(413)	(395)

Effect of exchange rates on cash	7	13

Cash flows of discontinued operations
Operating cash flows	(47)	(121)
Investing cash flows	—	—

Net cash used in discontinued operations	(47)	(121)
Net decrease in cash and cash equivalents	(16,554)	(15,962)
Cash and cash equivalents at beginning of period	69,847	69,592

Cash and cash equivalents at end of period	$53,293	$53,630

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
     Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company did not recognize any adjustments in the liability for unrecognized tax benefits. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. There were no interest and penalty expense related income tax matters recorded during the quarter ended March 31, 2007.

     The Company files income tax returns in the U.S. federal, state, local and foreign jurisdictions. Income tax returns filed for fiscal years 2002 and earlier are no longer subject to examination by U.S. federal, state, local and foreign authorities. No federal, state, local and foreign income tax returns are currently under examination. Certain income tax returns for fiscal years 2003 through 2006 remain open to examination by U.S. federal, state, local and foreign tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the potential effect SFAS 159 will have on the Company’s financial position, results of operations, liquidity and related disclosures.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; therefore the Company will begin to apply the standard in its fiscal year commencing January 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS No. 157 will have on the Company’s financial position, results of operations, liquidity and related disclosures.
3.	Restatement of Financial Statements
     In finalizing the audit of the Company’s financial statements for the year ended December 31, 2006 management determined that a restatement of the Company’s financial statements at and for the years ended December 31, 2004 and 2005 and for all quarterly periods during 2005 and the first through third quarters of 2006 was required. The Company has included the effects of these restatements in this Quarterly Report on Form 10-Q for the year to date period ended March 31, 2007.
     The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In general, under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of assets and liabilities for financial reporting and for income tax purposes.
     The Company determined that it should increase the valuation allowance on deferred income tax assets from amounts that had previously been provided. Historically, the Company has recorded deferred income tax liabilities and the related deferred income tax expense based on netting deferred tax liabilities resulting from goodwill deductions on certain reporting units against deferred tax assets resulting from goodwill impairments on other reporting unit prior to determining the required valuation allowance. Because of the uncertainty of the realization of the deferred tax assets related to goodwill, the Company has determined that the valuation allowance should be increased for these items. Accordingly, the Company has determined that a restatement of the deferred income tax expense and related deferred income tax liability at and for the years and related quarterly periods ended December 31, 2004, 2005 and for each of the three fiscal quarters in 2006 quarterly periods.
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
4.	Stock–Based Compensation
     As of March 31, 2007, the Company maintained the 2000 Stock Option and Grant Plan (the “Plan”), which is a stock-based compensation plan that provides for grants of incentive stock options to employees of the Company

(including officers and employee directors), as well as grants of non-qualified stock options to employees and consultants of the Company.
     The Plan is administered by the Company’s Board of Directors (the “Board”). The Board has the right, in its discretion, to select the individuals eligible to receive awards, determine the terms and conditions of the awards granted, accelerate the vesting schedule of any award and generally administer and interpret the Plan. They also have the right to adjust the exercise price after a reorganization, recapitalization, stock split or similar change in the Company’s common stock. Under the Plan, the Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The exercise price of these options is determined by the Board using commonly-employed valuation methods for the market in which the Company operates. The Company determined the intrinsic value of the outstanding options to be $0 for the period ended March 31, 2007. No options were granted during either of the three-month periods ended March 31, 2006 and March 31, 2007.
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
     The Company recognized compensation expense as a “general and administrative expense” in its statements of operations on a ratable basis over the vesting period for each option. As of March 31, 2007, there was approximately $25,000 of total unrecognized compensation expense related to non-vested stock options that will be recognized over a weighted-average period of 3 years.
     The total cash received from the exercise of stock options was $0 and approximately $10,000 for the three-month periods ended March 31, 2007 and 2006, respectively, and is classified as cash flows from financing activities. Prior to the adoption of SFAS No. 123(R), the Company was required to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the Company to classify cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The Company did not have any excess tax benefits for the three-month periods ended March 31, 2007 and 2006.
     Changes in outstanding options are as follows:

			Weighted- Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life
Outstanding as of December 31, 2006	1,982,953	$1.33	7.56 yrs
Forfeited in three-months ended March 31, 2007	41,965
Granted in three-months ended March 31, 2007	—
Exercised in three-months ended March 31, 2007	—
Outstanding as of March 31, 2007	1,940,988	$1.34	7.30yrs
Options exercisable and vested at March 31, 2007	1,164,788	$1.76
Options available for grant at March 31, 2007	446,098
Options unvested at March 31, 2007	776,200		8.93yrs

5.	Inventory
     Inventory consists of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$1,289	$1,371
Work-in-process	776	1,013
Finished goods	25,370	24,541

	27,435	26,925
Allowance for obsolescence	4,059	3,683

Inventory, net	$23,376	$23,242

6.	Pre-publication Costs
     Pre-publication costs consist of the following:

	March 31,	December 31,
	2007	2006
Pre-publication costs	$97,973	$92,851
Less accumulated amortization	51,666	47,678

Pre-publication costs, net	$46,307	$45,173

     Amortization of pre-publication costs for the three-month periods ended March 31, 2007 and 2006 was $4.4 million and $4.3 million, respectively.
7.	Goodwill
     Goodwill and other intangible assets with indefinite lives are tested for impairment annually, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill as calculated is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. For purposes of estimating the fair value of the reporting unit the Company used a weighted average of discounted cash flow approach and market valuation approach.
8.	Intangibles
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

Definite Life Assets	Lives	March 31, 2007	December 31, 2006

Customer list	10 years	$23,240	$23,240
Non-compete agreements	3-5 years	1,900	1,900
Other	5 years	179	171

		25,319	25,311
Less: accumulated amortization		(6,576)	(5,898)

		18,743	19,413
Trademarks	Indefinite	4,831	4,829

Net intangible assets		$23,574	$23,242

     Amortization expense for each of the three-month periods ended March 31, 2007 and 2006 was $0.7 million. Accumulated amortization amounts by asset type as of March 31, 2007 were $5.6 million for customer list, $0.8 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2006 was $5.0 million for customer lists, $0.7 million for non-compete agreements and $0.2 million for other intangible assets.

     Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total
Amortization of intangibles:
Remainder of 2007	$2,043
2008	2,720
2009	2,666
2010	2,420
2011	2,324
Thereafter	6,570

$18,743

9.	Restructuring Charges
     During the first quarter of 2006, the Company initiated a restructuring project under which it consolidated the Iowa-based warehousing, customer service and order fulfillment functions of our Buckle Down Publishing business with our existing shared service facility in Northborough, Massachusetts. The objective of the warehouse consolidation was to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. The restructuring project resulted in costs associated with the severance of seven employees based in Iowa, the movement of inventory to the new facility and net lease payments that are being made through the end of the lease term. The Company completed the restructuring process during the second quarter of 2006 and incurred a total restructuring charge of approximately $0.4 million in connection with this effort.
     The cost of the restructuring activity by type is as follows:

	Warehouse and Order Fulfillment Consolidation
		Lease
	Severance and	terminations	Relocation	Total
	related	costs	and other	Consolidation
Amount expected to be incurred	$65	$180	$162	$407

Accrued restructuring liability as of December 31, 2005	—	—	—	—
Restructuring expense	13	—	121	134
Cash paid	(13)	—	(89)	(102)

Accrued restructuring liability as of March 31, 2006	—	—	32	32
Restructuring expense	52	180	41	273
Cash paid	(43)	(24)	(72)	(139)

Accrued restructuring liability as of June 30, 2006	9	156	1	166
Restructuring expense	—	—	—	—
Cash paid	(9)	(24)	(1)	(34)

Accrued restructuring liability as of September 30, 2006	—	132	—	132
Restructuring expense	—	—	—	—
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of December 31, 2006	—	105	—	105
Restructuring expense	—	19	—	19
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of March 31, 2007	$0	$97	$0	$97

     All restructuring activity for the periods presented was related to Buckle Down Publishing and is therefore reported within the Test-prep and Intervention segment.
10.	Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended
	March 31,
	2007	2006

Current income tax expense:
Foreign	$(146)	$(156)
Deferred income tax expense:
U.S. Federal	(1,188)	(1,126)

Total provision for income taxes	$(1,334)	$(1,282)

     Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.5 million for both of the three-months ended March 31, 2007 and 2006.
     The deferred income tax expense of $1.2 million and $1.1 million for the three-month periods ended March 31, 2007 and 2006, respectively, relates to the book and tax difference for goodwill and other indefinite life assets for these periods.
     In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon facts and circumstances known to the Company. The Company’s effective rate is based on expected pretax loss, statutory tax rates, changes in the deferred tax asset valuation allowance and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. A reconciliation of the statutory Federal income tax rate to the effective rate for the three-month periods ended March 31, 2007 and 2006, respectively, is as follows:

	Three Months Ended
	March 31,
	2007	2006

Statutory rate	34%	34%
State and local income taxes (net of federal benefit)	6%	6%
Change in valuation allowance	(26)%	(27)%
Non-deductible interest expense	(24)%	(21)%
Other	(2)%	(3)%

Effective tax rate	(12)%	(11)%

11.	Financing Arrangements
     At March 31, 2007 the Company was not compliant with certain of its various debt agreement covenants. Refer to Note 17 below for a description of subsequent events affecting our Senior Secured Revolving Credit Facility, Senior Secured Term Loans, 11 3/4% Senior Notes and 12 1/2% Senior Discount Notes.
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
     The Facility matures on May 20, 2008 and is secured by a first lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The Facility contains customary restrictive covenants and financial ratio requirements. Borrowings under the Facility bear interest at variable rates based on LIBOR plus an applicable spread. The Facility has been amended periodically to allow for acquisitions and to amend or waive compliance with certain financial ratio requirements. As of March 31, 2007, the Company had not drawn any amounts on the Facility and our available borrowing capacity under the Facility, as limited by our financial covenant ratios, was $20.5 million.
     The First Term Loan matures on August 20, 2008, is subordinate to the Facility and is secured by a second lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The First Term Loan contains customary restrictive covenants and debt incurrence tests. The First Term Loan bears interest at a variable rate based on the Eurodollar (subject to a 2% floor), plus an applicable margin based on a graduated rate schedule. As of March 31, 2007, the effective interest rate on all borrowings under the First Term Loan was 9.86%. Beginning on November 15, 2003

and continuing through maturity, the Company is required to make principal payments on the First Term Loan of $250,000 per quarter.
     The Senior Notes mature on August 15, 2011, and are subordinate to the Facility and the Term Loans (as defined below). The Senior Notes contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004.
     On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders with, the original Senior Notes. In connection with the issuance of the additional Senior Notes, Haights Cross entered into a new $30.0 million Senior Secured Term Loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. The Second Term Loan also matures on August 20, 2008. As of March 31, 2007, the effective interest rate on all borrowings under the Second Term Loan was 8.86%. As of March 31, 2007, the Company had $170.0 million aggregate principal amount of outstanding Senior Notes and $125.8 million aggregate principal amount of indebtedness outstanding under the Term Loans.
     The Facility, the Term Loans and the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 16.)
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
     The following table is a summary of the Company’s current outstanding debt as of March 31, 2007 (in thousands):

					Interest Rate	Book Value
				Premium	as of	as of
	Issuance	Due	Face	(Discount)	March 31,	March 31,
Instrument:	Date	Date	Amount	At issuance	2007	2007
Haights Cross:
Senior secured term loan	08/20/03	08/20/08	$100,000	—	9.86%	$96,500
Senior secured term loan	12/10/04	08/20/08	$30,000	—	8.86%	29,325

						$125,825

11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	32,028

						$172,028

Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$108,052
Series B preferred (See Note 12)	12/10/99	12/10/11	$50,006	$(3,410)	16.0%	155,776

Total debt						$561,681

     The following table shows the required future repayments under the Company’s current financing arrangements as of March 31, 2007 (in thousands):

Remainder of 2007	$975
2008	124,850
2009	—
2010	—
2011	462,518

Total	588,343
Less: Unamortized discounts and other	(26,662)

$561,681

12.	Equity and Redeemable Preferred Stock
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
     On January 22, 2004, DLJ Merchant Banking Partners II, L.P. and its affiliates (the “DLJ Parties”) sold substantially all of their shares of Preferred B, Preferred Warrants and Common Warrants to third parties. In connection with the sale, (i) the terms of the Preferred B were amended to clarify that unpaid cash dividends would accrue on a quarterly compounded basis, and (ii) an investor’s agreement among the Company and the DLJ Parties was amended to eliminate the DLJ Parties’ board designation right and related director approval rights, and the DLJ Parties’ board designee resigned from the Company’s board of directors. In consideration for the amendment to the terms of the Preferred B, the DLJ Parties returned to the Company for cancellation 104,770 shares of Preferred B with an aggregate liquidation value of $5,000,000, warrants to purchase 778 shares of Preferred A with a carrying value of $778,000 and warrants to purchase 743,148 shares of Common Stock. In connection with the return and cancellation of the Preferred B shares, the Company reversed $0.2 million of discount and fees representing the pro rata portion of the unamortized discount and issuance costs of the Preferred B, resulting in a net deferred gain of $5.6 million which is being amortized against interest expense over the remaining term of the Preferred B.
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
     The Preferred B has a liquidation value of $25 per share, plus any accrued but unpaid dividends. Prior to January 1, 2005, the Preferred B accrued quarterly cumulative dividends at an annual rate of 16%, which dividends were added to its carrying value. Beginning January 1, 2005, such dividends became payable quarterly in cash. Under the terms of the Preferred B, if the Company fails to pay four consecutive or six quarterly cash dividends for any reason, the holders of the Preferred B are entitled to elect one director to serve on the Company’s Board of Directors. The Company has failed to pay any such cash dividends and, effective January 20, 2006, the holders of the Preferred B elected, by written consent, Eugene I. Davis to serve on the Company’s Board of Directors. As of March 31, 2007, the Company had accrued $46.8 million for unpaid cash dividends, but has elected not to pay cash dividends because the Company is restricted from paying such dividends by the terms of the indenture for its Senior Discount Notes.
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
     The Company has 30,000,000 shares of common stock authorized for issuance. As of March 31, 2007, the Company had 20,012,914 shares issued and outstanding, 2,387,086 shares reserved for the issuance upon the exercise of stock options granted under the Plan and 2,139,047 shares reserved for the issuance upon the exercise of Common Warrants.
     Media/ Communications Partners III Limited Partnership and its affiliates beneficially own 71.7% of Haights Cross Communications’ common stock and they can therefore direct our policies and can select a majority of Haights Cross Communications’ directors. The interest of Media/ Communications Partners III Limited Partnership and its affiliates may conflict with the interest of our other investors.
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
13. Commitments
     On February 27, 2007, certain holders of the Preferred B filed an action in the Delaware Chancery Court seeking an order to compel the Company to allow them access to inspect certain of the Company’s corporate and business books and records pursuant to a request under Section 220 of the Delaware General Corporation Law and under the Investors Agreement, as amended, between the Company and certain of its stockholders. No monetary relief is sought in this action. The plaintiffs made a number of allegations in the action, including allegations of breach of fiduciary duty and corporate mismanagement, to support their request for access to the Company’s books and records. The Company contended that the documents sought by plaintiffs in this action far exceeded those to which they are entitled under Section 220 or the Investors Agreement, believed the action was without merit, and intended to vigorously defend against it.
     On June 29, 2007, in connection with a recapitalization agreement the Company entered into with, among others, the holders of the Preferred B, the plaintiffs agreed to dismiss this action upon the closing of such agreement. See Note 17 to these consolidated financial statements below for a description of the recapitalization agreement.
     In addition to the foregoing, from time to time, the Company is involved in litigation that it considers to be ordinary routine litigation incidental to our business. The Company is not presently involved in any legal proceedings that it expects, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
14. Comprehensive Loss
     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2007	2006
		As restated
	(Unaudited)
Net loss	$(12,643)	$(12,529)
Foreign currency translation adjustment	19	17

Comprehensive Loss	$(12,624)	$(12,512)

15. Segment Reporting
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
     The results of operations and other data for the four reporting segments and corporate for the three-month periods ending March 31, 2007 and 2006 are as follows:

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Three Months Ended March 31, 2007 (unaudited)
Revenue	$5,386	$19,592	$20,592	$7,363	$—	$52,933
Cost of good sold	1,422	3,872	7,061	2,071	—	14,426
Marketing and sales	3,049	6,141	3,591	2,142	—	14,923
Fulfillment and distribution	807	1,622	1,472	786	—	4,687
General and administrative	954	2,066	1,632	851	1,506	7,009
Restructuring charges	—	19	—	—	—	19
Amortization of pre-publication costs	815	1,969	1,287	335	—	4,406
Depreciation expense and amortization of intangibles	205	703	207	288	11	1,414

Income (loss) from operations	$(1,866)	$3,200	$5,342	$890	$(1,517)	$6,049

Interest expense	$805	$4,254	$1,336	$1,268	$9,616	$17,279
Capital expenditures — property and equipment	159	191	156	96	12	614
Capital expenditures — pre-publication costs	578	3,268	1,398	282	—	5,526
Goodwill	—	50,488	64,513	19,565	—	135,566
Total assets	20,679	117,891	106,869	40,637	64,125	350,201

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

Three Months Ended March 31, 2006 (unaudited)
Revenue	$7,940	$17,810	$18,744	$6,996	$—	$51,490
Cost of good sold	2,143	3,608	6,749	2,260	—	14,760
Marketing and sales	3,449	5,324	3,752	2,237	—	14,762
Fulfillment and distribution	892	1,264	1,494	758	—	4,408
General and administrative	1,050	2,063	1,538	879	1,530	7,060
Restructuring charges	—	134	—	—	—	134
Amortization of pre-publication costs	1,413	1,458	1,167	301	—	4,339
Depreciation expense and amortization of intangibles	214	695	201	224	19	1,353

Income (loss) from operations	$(1,221)	$3,264	$3,843	$337	$(1,549)	$4,674

Interest expense	$663	$3,513	$1,417	$1,099	$9,143	$15,835
Capital expenditures — property and equipment	145	128	822	77	1	1,173
Capital expenditures — pre- publication costs	1,625	2,613	1,179	188	—	5,605
Goodwill	24,393	60,906	64,513	19,743	—	169,555
Total assets	53,895	122,430	101,497	39,979	69,110	386,911

16. Condensed Consolidating Financial Statements
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
     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended March 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$52,933	$—	$52,933
Costs and expenses	—	1,518	45,366	—	46,884

Income (loss) from operations	—	(1,518)	7,567	—	6,049
Equity in the income (loss) of subsidiaries	(2,202)	(1,720)	—	3,922	—
Loss from discontinued operations	—	41	—	—	41
Other expenses (income)	10,441	(1,077)	9,287	—	18,651

Net (loss) income	$(12,643)	$(2,202)	$(1,720)	$3,922	$(12,643)

	Three Months Ended March 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$51,490	$—	$51,490
Costs and expenses	—	1,549	45,267	—	46,816

(Loss) income from operations	—	(1,549)	6,223	—	4,674
Equity in the income (loss) of subsidiaries	(3,390)	(1,971)	—	5,361	—
Loss from discontinued operations	—	2	—	—	2
Other expenses (income)	9,139	(132)	8,194	—	17,201

Net (loss) income	$(12,529)	$(3,390)	$(1,971)	$5,361	$(12,529)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of March 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets

Current assets	$3,756	$50,771	$61,109	$—	$115,636
Investment in subsidiaries	2,010	247,692	—	(249,702)	—
Long term assets	2,012	7,585	224,968	—	234,565

Total assets	$7,778	$306,048	$286,077	$(249,702)	$350,201

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$7,485	$38,102	$—	$45,587
Long term liabilities	283,270	296,553	283	—	580,106
Redeemable preferred stock	41,922	—	—	—	41,922
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit and other	(317,434)	2,010	247,692	(249,702)	(317,434)

Total stockholders’ deficit	(317,414)	2,010	247,692	(249,702)	(317,414)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$7,778	$306,048	$286,077	$(249,702)	$350,201

	As of December 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets

Current assets	$3,718	$64,437	$60,027	$—	$128,182
Investment in subsidiaries	4,193	241,564	—	(245,757)	—
Long term assets	2,127	8,295	224,082	—	234,504

Total assets	$10,038	$314,296	$284,109	$(245,757)	$362,686

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities	$—	$13,107	$42,234	$—	$55,341
Long term liabilities	272,905	296,996	311	—	570,212
Redeemable preferred stock	41,051	—	—	—	41,051
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(303,938)	4,193	241,564	(245,757)	(303,938)

Total stockholders’ deficit	(303,918)	4,193	241,564	(245,757)	(303,918)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$10,038	$314,296	$284,109	$(245,757)	$362,686

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Three-months Ended March 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$38	$(5,235)	$(4,750)	$—	$(9,947)
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(5,526)	—	(5,526)
Additions to property and equipment	—	(12)	(602)	—	(614)
Additions to intangible assets	—	—	(14)	—	(14)
Intercompany activity	—	(7,829)	7,829	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds form the sale of business	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(7,841)	1,687	—	(6,154)
Financing activities:		—			—
Proceeds from exercise of stock options	—	—	—	—	—
Repayment of senior secured term loan	—	(325)	—	—	(325)
Additions to deferred financing costs	—	(88)	—	—	(88)

Net cash provided used in financing activities	—	(413)	—	—	(413)
Effect of exchange rates on cash	—	—	7	—	7
Net cash used in discontinued operations	—	(47)	—	—	(47)

Net change in cash and cash equivalents	38	(13,536)	(3,056)	—	(16,554)

Cash and cash equivalents at beginning of period	3,718	63,989	2,140	—	69,847

Cash and cash equivalents at end of period	$3,756	$50,453	$(916)	$—	$53,293

	Three Months Ended March 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$32	$(6,810)	$(2,307)	$—	$(9,085)
Investing activities:
Additions to pre-publication costs	—	—	(5,605)	—	(5,605)
Additions to property and equipment	—	(1)	(1,172)	—	(1,173)
Additions to intangible assets	—	—	(6)	—	(6)
Intercompany activity	(10)	(6,468)	6,478	—	—
Acquisitions, net of cash acquired	—	(99)	—	—	(99)
Proceeds form the sale of Chelsea House				500	500
Proceeds from sale of assets	—	—	9	—	9

Net cash provided by (used in) investing activities	(10)	(6,068)	(296)	—	(6,374)
Financing activities:
Net proceeds from issuance of stock	10	—	—	—	10
Repayment of senior secured loan	—	(325)	—	—	(325)
Additions to deferred financing costs		(80)	—	—	(80)

Net cash provided by (used in) financing activities	10	(405)	—	—	(395)
Effect of exchange rates on cash	—	—	13	—	13
Net cash used in discontinued operations	—	(121)	—	—	(121)

Net change in cash and cash equivalents	32	(13,404)	(2,590)	—	(15,962)

Cash and cash equivalents at beginning of period	3,571	64,650	1,371	—	69,592

Cash and cash equivalents at end of period	$3,603	$51,246	$(1,219)	$—	$53,630

17. Subsequent Event
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
          On April 2, 2007, we filed a Notification of Late Filing on Form 12b-25 with the SEC relating to our inability to file on a timely basis this Annual Report on Form 10-K as a result of (i) the need to complete work on a restatement of our financial statements to reflect adjustments to our accounting for Preferred Warrants and deferred income taxes, which restatement is discussed and included herein, and (ii) the need to further investigate, and to allow our independent accountants to conduct additional procedures with respect to, matters of disagreement that Mr. Eugene I. Davis, who is a member of our Board of Directors, had expressed concerning the process by which new management employment agreements, entered into beween us and Mr. Peter J. Quandt, our Chief Executive Officer, and Mr. Paul J. Crecca, our Executive Vice President and Chief Financial Officer, on January 31, 2007, had been approved by the Board of Directors. On April 17, 2007, we filed a Current Report on Form 8-K disclosing that we were not yet in a position to file our Annual Report on Form 10-K insofar as the investigation referred to above was still ongoing.
          Effect of late filing on our financial reporting covenants. Under our Facility (as defined below), we are required to file our annual financial statements with the agent for such Facility within 90 days following the end of our fiscal year and our quarterly financial statements with the agent for such facility within 45 days following the end of our first three fiscal quarters of each fiscal year. Under the agreements relating to our Senior Secured Term Loans and the indentures relating to our Senior Notes and Senior Discount Notes (each as defined herein), we are required to timely deliver to the agent under the Senior Secured Term Loans and the trustee under the bond indentures, within the time periods specified by the SEC’s rules and regulations, the financial information required to be contained in our Annual Report on Form 10-K and other periodic reports, including our Quarterly Reports on Form 10-Q. As a result of the delay in filing our Annual Report on Form 10-K, we defaulted on our annual financial information delivery covenants in the Facility, in the agreements for the Senior Secured Term Loans, and in the indentures for our Senior Notes and Senior Discount Notes. In addition, as a result of the delay in filing this Quarterly Report on Form 10-Q for our quarter ended March 31, 2007, we defaulted on our quarterly financial information delivery covenants in the Facility, in the agreements for the Senior Secured Term Loans, and in the indentures for our Senior Notes and Senior Discount Notes.
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
          With respect to the Facility, the indentures and the Senior Secured Term Loans:
•	We received a default notice from the agent under the Facility on May 14, 2007, which stated that we were in default of the annual financial information delivery covenant for our failure to timely furnish to the agent under the Facility our annual financial information for our fiscal year ended December 31, 2006. We received a second default notice from the agent under the Facility on June 12, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely furnish the annual financial information for our fiscal year ended December 31, 2006 if we furnished such information to the agent by July 12, 2007. On July 12, 2007, we received a third notice from the agent under the Facility extending the cure period to July 26, 2007.

•	We received default notices from the trustee under the indentures on May 29, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely file with the SEC our annual financial information for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K if we filed this report within 60 days of the date of notice.
•	We received a default notice from the agent under the agreements for our Senior Secured Term Loans on June 19, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely file with the SEC our annual financial information for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K and our quarterly financial information for our fiscal quarter ended March 31, 2007 (included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007) if we filed such reports within 60 days of the date of notice.
          Accordingly, by filing our Annual Report on Form 10-K on July 19, 2007 with the SEC and/or delivering it to the applicable agents and/or trustee, we have cured our outstanding defaults relating to the filing and/or furnishing of our annual financial information for our fiscal year ended December 31, 2006. We are currently filing this Quarterly Report on Form 10-Q with SEC which will cure defaults of our covenants relating to the filing and/or furnishing of our quarterly financial information for our fiscal quarter ended March 31, 2007.
     As a result of the default under the Senior Secured Term Loan agreements, the interest rate on the outstanding balance under the First Term Loan (as defined below) increased as of April 18, 2007 from 9.86% to 11.36%. Such interest rate will decrease to 9.86% one business day after the filing of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.
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
          Consistent with the independent counsel’s recommendations, the Compensation Discussion & Analysis included in Item 11 of our Annual Report on Form 10-K contains a description of the process leading up to the approval of the employment agreements and the role of the compensation consultant in the preparation and approval of such agreements. This description, together with a complete description of the employment agreements (and related noncompetition agreements) is set forth in “Item 11 – Compensation Discussion & Analysis” in our Annual Report on Form 10-K.
     Recapitalization
          On June 29, 2007, we entered into an agreement with the holders of a majority of the outstanding shares of each of the Preferred B, the Preferred A and our Common Stock (the “Recapitalization Agreement”). Under the terms of the Recapitalization Agreement, upon the execution thereof the parties approved, and we adopted and filed, an amendment to our certificate of incorporation that provides for the holders of the Preferred C, the Preferred B, and the Preferred A to elect to convert the outstanding shares thereof (and the related Preferred Warrants) into Common Stock at an agreed upon rate. Upon the closing of the Recapitalization Agreement, (i) the parties would approve, and we would adopt and file, a second amendment to our certificate of incorporation that would have the effect of eliminating all existing outstanding shares of Common Stock and options and warrants to purchase such Common Stock, and (ii) the holders of the Preferred C, Preferred B, and Preferred A, by the requisite votes of such holders, would elect to convert their securities into Common Stock at the agreed upon rate. In addition, Mr. Peter J. Quandt, our Chairman and Chief Executive Officer, and Mr. Paul J. Crecca, our Executive Vice President and Chief Financial Officer, would execute and deliver a management stock purchase agreement, pursuant to which such officers would acquire shares of restricted Common Stock of the Company.
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
          In addition to the foregoing, upon the closing of the Recapitalization Agreement:
•	Our stockholders, including Mr. Quandt, would enter into a Shareholders Agreement providing for, among other things, a new six-member Board of Directors to be composed of Mr. Quandt and five persons designated by various former Preferred B and Preferred A holders; and
•	We would enter into a release agreement with the applicable Preferred B holders, pursuant to which, among other things, such holders would dismiss the pending legal action described above under “Part II, Item 4 – Legal Proceedings” in this Quarterly Report on Form 10-Q.
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
Recent Developments.
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
          On April 2, 2007, we filed a Notification of Late Filing on Form 12b-25 with the SEC relating to our inability to file on a timely basis our Annual Report on Form 10-K as a result of (i) the need to complete work on a restatement of our financial statements to reflect adjustments to our accounting for Preferred Warrants and deferred income taxes, which restatement is discussed and included herein, and (ii) the need to further investigate, and to allow our independent accountants to conduct additional procedures with respect to, matters of disagreement that Mr. Eugene I. Davis, who is a member of our Board of Directors, had expressed concerning the process by which new management employment agreements, entered into beween us and Mr. Peter J. Quandt, our Chief Executive Officer, and Mr. Paul J. Crecca, our Executive Vice President and Chief Financial Officer, on January 31, 2007, had been approved by the Board of Directors. On April 17, 2007, we filed a Current Report on Form 8-K disclosing that we were not yet in a position to file our Annual Report on Form 10-K insofar as the investigation referred to above was still ongoing.
          Effect of late filing on our financial reporting covenants. Under our Facility (as defined below), we are required to file our annual financial statements with the agent for such Facility within 90 days following the end of our fiscal year and our quarterly financial statements with the agent for such facility within 45 days following the end of our first three fiscal quarters of each fiscal year. Under the agreements relating to our Senior Secured Term Loans and the indentures relating to our Senior Notes and Senior Discount Notes (each as defined herein), we are required to timely deliver to the agent under the Senior Secured Term Loans and the trustee under the bond indentures, within the time periods specified by the SEC’s rules and regulations, the financial information required to be contained in our Annual Report on Form 10-K and other periodic reports, including our Quarterly Reports on Form 10-Q. As a result of the delay in filing our Annual Report on Form 10-K, we defaulted on our annual financial information delivery covenants in the Facility, in the agreements for the Senior Secured Term Loans, and in the indentures for our Senior Notes and Senior Discount Notes. In addition, as a result of the delay in filing this Quarterly Report on Form 10-Q for our quarter ended March 31, 2007, we defaulted on our quarterly financial information delivery covenants in the Facility, in the agreements for the Senior Secured Term Loans, and in the indentures for our Senior Notes and Senior Discount Notes.
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
          With respect to the Facility, the indentures and the Senior Secured Term Loans:
•	We received a default notice from the agent under the Facility on May 14, 2007, which stated that we were in default of the annual financial information delivery covenant for our failure to timely furnish to the agent under the Facility our annual financial information for our fiscal year ended December 31, 2006. We received a second default notice from the agent under the Facility on June 12, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely furnish the annual financial information for our fiscal year ended December 31, 2006 if we furnished such information to the agent by July 12,

2007. On July 12, 2007, we received a third notice from the agent under the Facility extending the cure period to July 26, 2007.

•	We received default notices from the trustee under the indentures on May 29, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely file with the SEC our annual financial information for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K if we filed this report within 60 days of the date of notice.

•	We received a default notice from the agent under the agreements for our Senior Secured Term Loans on June 19, 2007, which stated that an Event of Default would not be deemed to occur as a result of failing to timely file with the SEC our annual financial information for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K and our quarterly financial information for our fiscal quarter ended March 31, 2007 (included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007) if we filed such reports within 60 days of the date of notice.
          Accordingly, by filing our Annual Report on Form 10-K with the SEC on July 19, 2007 and/or delivering it to the applicable agents and/or trustee, we have cured our outstanding defaults relating to the filing and/or furnishing of our annual financial information for our fiscal year ended December 31, 2006. We are currently filing this Quarterly Report on Form 10-Q with SEC which will cure defaults of our covenants relating to the filing and/or furnishing of our quarterly financial information for our fiscal quarter ended March 31, 2007.
     As a result of the default under the Senior Secured Term Loan agreements, the interest rate on the outstanding balance under the First Term Loan (as defined below) increased as of April 18, 2007 from 9.86% to 11.36%. Such interest rate will decrease to 9.86% one business day after the filing of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.
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

          Consistent with the independent counsel’s recommendations, the Compensation Discussion & Analysis included in Item 11 of our Annual Report on Form 10-K contains a description of the process leading up to the approval of the employment agreements and the role of the compensation consultant in the preparation and approval of such agreements. This description, together with a complete description of the employment agreements (and related noncompetition agreements) is set forth in “Item 11 – Compensation Discussion & Analysis” in our Annual Report on Form 10-K.
     Recapitalization
          On June 29, 2007, we entered into an agreement with the holders of a majority of the outstanding shares of each of the Preferred B, the Preferred A and our Common Stock (the “Recapitalization Agreement”). Under the terms of the Recapitalization Agreement, upon the execution thereof the parties approved, and we adopted and filed, an amendment to our certificate of incorporation that provides for the holders of the Preferred C, the Preferred B, and the Preferred A to elect to convert the outstanding shares thereof (and the related Preferred Warrants) into Common Stock at an agreed upon rate. Upon the closing of the Recapitalization Agreement, (i) the parties would approve, and we would adopt and file, a second amendment to our certificate of incorporation that would have the effect of eliminating all existing outstanding shares of Common Stock and options and warrants to purchase such Common Stock, and (ii) the holders of the Preferred C, Preferred B, and Preferred A, by the requisite votes of such holders, would elect to convert their securities into Common Stock at the agreed upon rate. In addition, Mr. Peter J. Quandt, our Chairman and Chief Executive Officer, and Mr. Paul J. Crecca, our Executive Vice President and Chief Financial Officer, would execute and deliver a management stock purchase agreement, pursuant to which such officers would acquire shares of restricted Common Stock of the Company.
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
          In addition to the foregoing, upon the closing of the Recapitalization Agreement:
•	Our stockholders, including Mr. Quandt, would enter into a Shareholders Agreement providing for, among other things, a new six-member Board of Directors to be composed of Mr. Quandt and five persons designated by various former Preferred B and Preferred A holders; and
•	We would enter into a release agreement with the applicable Preferred B holders, pursuant to which, among other things, such holders would dismiss the pending legal action described above under “Part II, Item 4 – Legal Proceedings in this Quarterly Report on Form 10-Q.”
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
Restatements
          In finalizing the audit of our financial statements for the year ended December 31, 2006, management determined that a restatement of our financial statements at and for the years ended December 31, 2004 and 2005 and for all quarterly periods relevant to current reporting requirements through the third quarter of 2006 was required. The restatement reflected adjustments to our accounting for Preferred Warrants and deferred income taxes. We have included the effects of these restatement adjustments in this Quarterly Report on Form 10-Q for the interim period ended March 31, 2006. See a description of the restatement in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These restatements had no impact on our EBITDA or compliance with our debt covenants.
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
Redeemable Capital Stock
     We account for our Series B senior Preferred stock in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). Our Series B senior preferred stock (the “Preferred B”) is mandatorily redeemable on December 10, 2011, at its original face value, plus any accrued but unpaid dividends. Our Series A preferred stock (the “Preferred A”) and Series C convertible preferred stock (the “Preferred C”) are redeemable at the option of the holders thereof beginning on December 31, 2019 and April 15, 2012, respectively, and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Preferred A or Preferred C. However, the Preferred A and Preferred C have been classified as mezzanine equity since their redemption is not within the Company’s control. According to FSP No. 150-5: “Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable,” (“FSP No. 150-5”), the Preferred A Warrants (Preferred Warrants) are also classified as a liability and recorded at fair value, because the Preferred Warrants embody obligations on the Company to issue securities that have a redemption right.
Results of Operations
     Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three-months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	(In Thousands)
Revenue
K-12 Supplemental Education	$5,386	10.2%	$7,940	15.4%
Test Prep and Intervention	19,592	37.0%	17,810	34.6%
Library	20,592	38.9%	18,744	36.4%
Medical Education	7,363	13.9%	6,996	13.6%

Total Revenue	52,933	100.0%	51,490	100.0%
Cost of goods sold	14,426	27.3%	14,760	28.7%
Selling, general and administrative expenses:
Marketing and sales	14,923	28.2%	14,762	28.6%
Fulfillment and distribution	4,687	8.9%	4,408	8.6%

	Three Months Ended March 31,
	2007		2006
	(In Thousands)
General and administrative expense	7,009	13.2%	7,060	13.7%
Restructuring charges	19	0.0%	134	0.3%

Total selling, general and administrative expenses	26,638	50.3%	26,364	51.2%
Amortization of pre-publication costs	4,406	8.3%	4,339	8.4%
Depreciation expense/amortization of intangibles	1,414	2.7%	1,353	2.6%

Income from operations	6,049	11.4%	4,674	9.1%
Interest expense	17,279	32.6%	15,835	30.8%
Other expenses, net of interest income	38	0.1%	84	0.1%

Loss before taxes	(11,268)	(21.3)%	(11,245)	(21.8)%
Tax provision	(1,334)	(2.5)%	(1,282)	(2.5)%

Loss before discontinued operations	(12,602)	(23.8)%	(12,527)	(24.3)%
Loss from discontinued operations	41	0.1%	(2)	(0.0)%

Net loss	$(12,643)	(23.9)%	$(12,529)	(24.3)%

Revenue
     Our total revenue increased $1.4 million, or 2.8%, to $52.9 million for the three-month period ended March 31, 2007 from $51.5 million for the three-month period ended March 31, 2006. The increase is primarily due to the Test-prep and Intervention and Library segments. The Test-prep and Intervention segment benefited from the release of new products and increased demand resulting from the testing requirements created by the NCLB Act. The Library segment benefited from strong download audio performance including the introduction of Playaway, a new lightweight pre-loaded audio player that Recorded Books is now offering.. This revenue growth was offset partially by the continued decline from our K-12 Supplemental Education segment.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $2.6 million, or 32.2%, to $5.4 million for the three-month period ended March 31, 2007, from $7.9 million for the three-month period ended March 31, 2006. Our Sundance/Newbridge business, which represents 100% of this segment, competes in the K-12 market for classroom materials. This revenue decline resulted from what we believe is a significantly more competitive market, and in particular in the leveled-reader product category, from which Sundance/Newbridge generates a significant percentage of its sales. This market’s competitors include other supplemental educational publishers such as Harcourt Achieve and National Geographic, as well as basal textbook publishers, such as McGraw Hill and Houghton Mifflin, which are generally much larger and have greater financial resources than the Company. We believe a significant percentage of all basal textbook programs are purchased for the classroom through state-wide and state organized “adoption” processes, and that these basal publishers have leveraged their brand position in the market to offer leveled-reader products that are very competitive with Sundance/Newbridge’s most significant product lines. We believe another factor currently affecting Sundance/Newbridge sales is the extremely high level of attention being given to the new NCLB mandated tests, resulting in a focus on test-preparation materials to the current exclusion of other supplemental education products. We further believe that this high level of attention to testing and test scores has resulted in a trend wherein an increased number of product purchase decisions are being made at levels above the school facility level, such as the district or state level. We believe this trend strongly favors the supplemental education products offered by the basal textbook publishers, who have established strong brand reputations through the state-wide adoption processes. To address these challenges, we have implemented numerous product positioning and marketing initiatives to differentiate our existing products from the competition, as well as pursuing new product development opportunities which will further differentiate and diversify our product lines.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $1.8 million, or 10.0%, to $19.6 million for the three-month period ended March 31, 2007, from $17.8 million for the three-month period ended March 31, 2006. While operating in the same K-12 classroom materials market as Sundance/Newbridge, Triumph Learning and Buckle Down, publish and market test-preparation study materials to a discrete niche of this overall market. A key provision of the NCLB Act required each state to implement, beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, and science and social studies are the subject of Triumph Learning’s and Buckle Down’s test-prep study materials. Triumph Learning and Buckle Down proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states. While Triumph Learning’s and Buckle Down’s pre-publication costs increased significantly in the last two years, both businesses have reported exceptional sales growth since the release of new NCLB focused products in late 2005. Revenues for Triumph Learning and Buckle Down product lines increased $2.2 million, or 17.1%, to $15.3 million for the three-month period ended March 31, 2007 from $13.1 million for the three-month period ended

March 31, 2006. We anticipate that Triumph Learning and Buckle Down will continue to benefit in 2007 from the demand created by the NCLB Act.
     Options Publishing, reflected within the Test-prep and Intervention segment focuses on publishing and marketing high-quality products for underperforming and struggling students primarily in reading and math, referred to generally as intervention products. Revenue from Options Publishing decreased $0.5 million, or 9.5%, to $4.3 million for the three-month period ended March 31, 2007 from $4.8 million for the three-month period ended March 31, 2006. We believe the decline in period over period revenue for Options Publishing results from the focus of buying decisions on test-preparation products and also the trend of purchase decisions being made at higher school administration levels, as mentioned above in the K-12 Supplemental Education discussion, which favors the larger well known basal publishing brands and products.
     Library. The Library segment, which consists of our Recorded Books business, publishes unabridged audiobooks and other audio-based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for more than two-thirds of revenue. Revenue for the Library segment, increased $1.8 million, or 9.9%, to $20.6 million for the three-month period ended March 31, 2007, from $18.7 million for the three-month period ended March 31, 2006. The majority of the segment revenue growth is attributable to the core public library channel, which increased 12.2% and represented approximately 72% of the business for the quarter. The growth was achieved through the strength of solid download audio performance, increased revenue in the United Kingdom and incremental revenue from Playaway, the new preloaded digital audio player product offered by Recorded Books.
     Medical Education. Revenue for the Medical Education segment increased $0.4 million, or 5.2%, to $7.4 million for the three-month period ended March 31, 2007, from $7.0 million for the three-month period ended March 31, 2006. The increase in segment revenue is attributable to the Wellness channel products, which include newsletters and calendars as well as other ancillary products.
Cost of Goods Sold
     Cost of goods sold decreased $0.3 million, or 2.3%, to $14.4 million for the three-month period ended March 31, 2007 from $14.8 million for the three-month period ended March 31, 2006. Cost of goods sold as a percentage of revenue decreased to 27.3% from 28.7% period over period, primarily due to favorable changes in product mix and cost reductions.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $0.7 million, or 33.7%, to $1.4 million for the three-month period ended March 31, 2007 from $2.1 million for the three-month period ended March 31, 2006 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment decreased to 26.4% from 27.0% period over period primarily due to decreases in inventory obsolescence provisions.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $0.3 million, or 7.3%, to $3.9 million for the three-month period ended March 31, 2007 from $3.6 million for the three-month period ended March 31, 2006 as a result of revenue growth for the segment period over period. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 19.8% from 20.3% period over period primarily due to a change in product mix reflecting higher priced products.
     Library. Cost of goods sold for the Library segment increased $0.3 million, or 4.6% to $7.1 million for the three-month period ended March 31, 2007 from $6.7 million for the three-month period ended March 31, 2006. Cost of goods sold as a percentage of revenue decreased to 34.3% from 36.0% period over period. The improvement in cost of goods sold as a percentage to revenue was a result of the changes in product mix coupled with production cost improvements.
     Medical Education. Cost of goods sold for the Medical Education segment decreased $0.2 million, or 8.4% to $2.1 million for the three-month period ended March 31, 2007 from $2.3 million for the three-month period ended March 31, 2006. Cost of goods sold as a percentage of revenue decreased to 28.1% from 32.3% period over period, primarily due to cost savings realized in transitioning from an external vendor to an in-house production of the CMEinfo products and reduced marketing expenses.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $0.3 million, or 1.0%, to $26.6 million for the three-month period ended March 31, 2007 from $26.4 million for the three-month period ended March 31, 2006. Selling, general and administrative expense as a percentage of revenue decreased to 50.3% from 51.2%, period over period.

     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $0.6 million, or 10.8%, to $4.8 million for the three-month period ended March 31, 2007 from $5.4 million for the three-month period ended March 31, 2006 due to a reduction in revenue based costs including commissions and overhead expenses eliminated with the closing of our New York office. Selling, general and administrative expenses as a percentage of revenue increased to 89.3% from 67.9% period over period resulting primarily from the effect of decreased revenue on fixed expenses such as salaries.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $1.1 million, or 12.1%, to $9.8 million for the three-month period ended March 31, 2007 from $8.8 million for the three-month period ended March 31, 2006. The increase was primarily due to volume related commission expenses, increased catalog and direct mail related marketing expenses and increased overhead cost from the Northborough warehouse facility. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 50.3% from 49.3% period over period due to the increased catalog and direct mail related expenses as well as the increased facility costs from the fulfillment and distribution function.
     Library. Selling, general and administrative expense for the Library segment decreased $0.1 million, or 1.3%, to $6.7 million for the three-month period ended March 31, 2007 from $6.8 million for the three-month period ended March 31, 2006 primarily due to reduced sales and marketing expenses period over period. Selling, general and administrative expense as a percentage of revenue decreased to 32.5% from 36.2% period over period, primarily due to the favorable impact of the revenue increase on fixed costs.
     Medical Education. Selling, general and administrative expense for the Medical Education segment decreased $0.1 million, or 2.4%, to $3.8 million for the three-month period ended March 31, 2007 from $3.9 million for the three-month period ended March 31, 2006. The decrease is primarily due to reduced “one-shot” marketing expenses within our core medical education product line, the absence of transition expenses related to the acquisition of CMEinfo that were incurred in 2006 and additional costs savings achieved through process improvements. Selling, general and administrative expense as a percentage of revenue decreased to 51.3% from 55.4% period over period.
     Corporate. Our corporate general and administrative expense were $1.5 million for both of the three-month periods ended March 31, 2007 and March 31, 2006.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $0.1 million to $4.4 million for the three-month period ended March 31, 2007, from $4.3 million for the three-month period ended March 31, 2006. The current level of amortization expense reflects the greater emphasis on investment spending in recent years that will continue through 2007.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles was $1.4 million for each of the three-month periods ended March 31, 2007 and 2006.
Interest Expense
     Interest expense increased $1.4 million, or 9.1%, to $17.3 million for the three-month period ended March 31, 2007 from $15.8 million for the three-month period ended March 31, 2006. This increase was due to the compounding effect of interest on our Senior Discount Notes and Preferred B and the increase in rates on our Term Loans. Our total outstanding debt increased from $528.4 million as of March 31, 2006 to $561.7 million as of March 31, 2007. The increase is a result of accretion on the Preferred B and amortization of the discount on our Senior Discount Notes, offset slightly by principal payments on our Term Loans.
     Cash interest expense increased $0.2 million to $8.1 million for the three-month period ended March 31, 2007 from $7.9 million for the three-month period ended March 31, 2006. The average interest rate increased to 9.64% for the three-month period ended March 31, 2007 from 8.81% for the three-month period ended March 31, 2006. Our cash interest bearing outstanding debt was $297.9 million as of March 31, 2007 compared to $299.6 million as of March 31, 2006.
     Interest expense consists of the following:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Interest expense:
Senior secured term loans	$3,042	$2,845
11 3/4% senior notes	4,994	4,994
12 1/2% senior discount notes — non-cash	3,205	2,839
Series B senior preferred stock — non-cash	5,972	5,095
Other	88	85

Total interest expense	17,301	15,858
Less: capitalized interest	(22)	(23)

Net Interest expense	$17,279	$15,835

     As of March 31, 2007 the Company had $125.8 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 8.86% and 9.86%. The average interest rate on the Term Loans was 9.64% for the three-month period ended March 31, 2007.
Discontinued Operations
     There were no significant items reported in discontinued operations for either of the three-month periods ended March 31, 2007 and 2006.
Provision for Income Taxes
     We have restated our financial statements for presentation of deferred tax expense, the related deferred tax assets and liabilities and the valuation allowance for the three-month period ended March 31, 2006. (See “Restatement of Financial Statements” in Note 2 in our consolidated the accompanying financial statements included elsewhere in this Quarterly Report on Form 10-Q.)
     The provision for income taxes was $1.3 million for both of the three month periods ended March 31, 2007 and 2006. Deferred income tax expense was $1.2 and $1.1 million for the three month periods ended March 31, 2007 and 2006, respectively, reflecting the difference in book and tax basis for goodwill and other indefinite-lived assets. A current income tax expense of $0.1 and $0.2 million was recorded for the three month periods ended March 31, 2007 and 2006, respectively. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $0.5 million for both of the three month periods ended March 31, 2007 and 2006.
Net Loss
     Net losses for the three-month periods ended March 31, 2007 and 2006 were $12.6 million and $12.5 million, respectively. Operating income increased $1.4 million to $6.0 million for the three month period ended March 31, 2007 from $4.7 million for the three month period ended March 31, 2006 primarily due to the revenue increase and a more favorable product mix. Other expenses increased $1.4 million period over period, primarily due to the increase in interest expense. The provision for income taxes increased $0.1 million period over period.
Liquidity and Capital Resources
     At March 31, 2007 the Company was not compliant with certain covenants of its various debt agreements. Refer to the section above in this Management’s Discussion and Analysis under the heading “Recent Developments” for a description of recent developments that may affect our liquidity and capital resources discussed below.
     We have relied primarily on our available cash balance to fund our working capital, capital expenditure, business acquisition and debt service requirements. As of March 31, 2007 we have an available cash balance of $53.3 million. During the three-month period ended March 31, 2007 we funded $5.5 million in pre-publication costs for new product development, $0.6 million of capital expenditures for property and equipment, and $13.5 million of cash interest and principal payments on our senior secured Terms Loans. In addition to our available cash balance, our $30.0 million Facility was undrawn at March 31, 2007.

     The available borrowing capacity under our Facility was $20.5 million. Borrowings under the Facility bear interest at variable rates based on LIBOR plus an applicable spread. The revolving credit facility expires on May 20, 2008. We may incur additional debt to finance future acquisitions.
     As of March 31, 2007, we had accrued $46.8 million for unpaid cash dividends on the Preferred B. We are restricted from making cash dividend payments on the Preferred B by restrictive payment provisions of our 12 1/2% Senior Discount Notes agreement.
     We are highly leveraged and have significant debt service obligations. Our primary sources of liquidity are our available cash balance, cash flow from operations and available borrowings under the Facility. We expect that ongoing requirements for debt service, working capital, capital expenditures and permitted business acquisitions will be funded from these sources.
     Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under the Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the Facility, will be adequate to meet our future liquidity needs until the maturity of our Senior Secured Term Loans in August 2008. With respect to our Term Loans, while we cannot guarantee that capital market conditions will exist which allow for the refinancing of the balance outstanding, with the secured position of this debt in the Company’s assets, its relatively high seniority in our capital structure, the attractiveness of the floating interest rate feature, and liquidity in the capital markets for this form of investment for lenders, we expect to be able to complete a refinancing of our Term Loans at or prior to their maturity. In addition, from time to time as needs arise, we may seek to raise additional capital through the issuance, in registered offerings or in private placements, of debt or equity securities on terms to be determined at the time of such issuances, to finance possible future acquisitions, the maturity of the Term Loans or other general corporate purposes.
Cash Flows
     Net cash used by operating activities increased to $9.9 million for the three-month period ended March 31, 2007 from $9.1 million for the three-month period ended March 31, 2006, due to greater working capital needs.

     Cash used in investing activities decreased to $6.2 million for the three months ended March 31, 2007 from $6.4 million for the three months ended March 31, 2006. Cash used in investing activities consists primarily of expenditures on pre-publication costs and property, plant and equipment.
     Cash used in financing activities was $0.4 million for both of the three month periods ended March 31, 2007 and 2006. Cash used in financing activities consists primarily of principal payments on our Senior Secured Term Loans.
Capital Expenditures
     Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the three months ended March 31, 2007, we had $5.5 million of pre-publication expenditures compared to $5.6 million during the three months ended March 31, 2006. We plan expenditures of $24.6 million for pre-publication costs in 2007. This level of spending is intended to support our successful core products and allow for the development of new products.
     Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the three months ended March 31, 2007 we had $0.6 million of property, building and equipment expenditures compared to $1.2 million for the three months ended March 31, 2006. We plan expenditures of $3.1 million for property and equipment in 2007. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, the rollout of a customer relationship management (“CRM”) system for several businesses, and general additions to furniture, fixtures and equipment.
Contractual Obligations and Commitments
     There have been no material changes in our contractual obligations or commitments since December 31, 2006.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks. These risks include market risk associated with interest rate movements on borrowings and investments that we make on variable interest rates. Currently, our $30.0 million Facility, which is undrawn, and our Term Loans bear interest at variable rates based on LIBOR plus an applicable spread.
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

     As of March 31, 2007, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.2 million. As of March 31, 2007, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.1 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.
     Our $30.0 million Facility is available to finance our working capital requirements, subject to certain restrictive covenants that can reduce the available aggregate borrowings under the Facility. As of March 31, 2007, the available borrowing capacity under the Facility, which was undrawn, was $20.5 million, and the applicable interest rate is based on LIBOR plus an applicable spread. Also as of March 31, 2007, we had $125.8 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, were 9.86% for the First Term Loan and 8.86% for the Second Term Loan.
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transaction gain or loss recognized in our statement of operations due to currency fluctuations, mainly fluctuations in UK pounds. As a result, we do not hedge the exposure to these changes. As of March 31, 2007, a hypothetical 10% change in the foreign currency exchange rates applicable to such transactions would not have a material impact on our results of operations.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(a) and 15d-15(e), as of the end of the period covered by this report. Due to the identification of a material weakness in internal control over financial reporting during the audit for the year ended December 31, 2006 related to technical deficiencies in expertise with respect to (i) our accounting for income taxes, (ii) our application of FSP No. 150-5 to our Preferred Warrants and (iii) our calculation of the amount of goodwill impairment at Options Publishing, we concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in reports filed with the SEC is recorded, processed, summarized and reported on in a timely basis.
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
     As a result of the deficiencies that are described above, each of which was discovered during the audit of the financial statements for our fiscal year ended December 31, 2006, management determined that a material weakness in internal control over financial reporting related to our technical expertise in these areas exists. This determination prompted our management to conclude that, as of December 31, 2006 and continuing at March 31, 2007 there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. This material weakness exists because our management does not currently have adequate technical expertise with respect to these technical areas to effectively oversee and review our accounting in this area. This lack of adequate technical expertise resulted in a misstatement in our accounting for income taxes during the years and related quarterly periods ended December 31, 2004 and 2005 and for the first three quarters of 2006, a misstatement in the classification of the Preferred Warrants in the third quarter of 2005 and a calculation error in the goodwill impairment for Options Publishing as of October 1, 2006, which was identified during the course of our 2006 audit. As a result of these items, we provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 a restatement of our financial statements as of and for the years and related quarterly periods ended December 31, 2004, 2005 and for each of the three fiscal quarters in 2006.
(b) Changes in Internal Controls over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended March 31,

2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Regarding the material weaknesses described above, we intend to implement enhanced control procedures over accounting for income taxes, accounting for the Preferred Warrants and goodwill impairment valuations which include:
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On February 27, 2007, certain holders of our Preferred B filed an action in the Delaware Chancery Court seeking an order to compel us to allow them access to inspect our corporate and business books and records pursuant to a request under Section 220 of the Delaware General Corporation Law and under the Investors Agreement, as amended, between us and certain of our stockholders. No monetary relief is sought in this action. The plaintiffs made a number of allegations in the action, including allegations of breach of fiduciary duty and corporate mismanagement, to support their request for access to our books and records. We contended that the documents sought by plaintiffs in this action far exceeded those to which they are entitled under Section 220 or the Investors Agreement, believed the action was without merit, and intended to vigorously defend against it.
     On June 29, 2007, in connection with a recapitalization agreement we entered into with, among others, the holders of the Preferred B, the plaintiffs agreed to dismiss this action upon the closing of such agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for a description of the recapitalization agreement.
     In addition to the foregoing, from time to time, we are involved in litigation that we consider to be ordinary routine litigation incidental to our business. We are not presently involved in any legal proceedings that we expect, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description	Page or Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 19, 2004.

3.1(a)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1(a) of the Company’s Registration Statement on Form S-4 (Reg. No. 333-122750) filed February 11, 2005.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

10.1	Employment Agreement, dated as of January 31, 2007, by and between Haights Cross Communications, Inc. and Peter J. Quandt	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 2, 2007 and Current Report on Form 8-K/A filed February 23, 2007

10.2	Noncompetition Agreement, dated as of January 31, 2007, by and between Haights Cross Communications, Inc. and Peter J. Quandt	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 2, 2007 and Current Report on Form 8-K/A filed February 23, 2007

10.3	Employment Agreement, dated as of January 31, 2007, by and between Haights Cross Communications, Inc. and Paul J. Crecca	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 2, 2007 and Current Report on Form 8-K/A filed February 23, 2007

10.4	Noncompetition Agreement, dated as of January 31, 2007, by and between Haights Cross Communications, Inc. and Paul J. Crecca	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 2, 2007 and Current Report on Form 8-K/A filed February 23, 2007

10.5	Amendment No. 7 and Waiver No. 4 to Revolving Credit Agreement, dated as of March 28, 2007, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent and The Bank of New York, as Administrative Agent	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 3, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Peter J. Quandt	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

32*

*	The Company is not an “issuer,” as the term is defined by Section 2(a)(7) of the Sarbanes-Oxley Act of 2002 (the “Act”), because it does not have a class of securities registered under Section 12 of the Securities Act and it is not required to file reports under Section 15(d) of the Exchange Act. Accordingly, the Company is not required to file the certifications that are otherwise required by 18 U.S.C. Section 1350, which were adopted as Section 906 of the Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC. By:
Dated: July 19, 2007	/s/ Peter J. Quandt
Peter J. Quandt
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: July 19, 2007	/s/ Paul J. Crecca
Paul J. Crecca
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: July 19, 2007	/s/ Mark Kurtz
Mark Kurtz
Vice President of Finance and Accounting and Chief Accounting Officer (Principal Accounting Officer)