Form 10-Q
period 2007-06-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2007-08-14
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 333-109381
Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	13-4087398 (I.R.S. Employer Identification Number)

10 New King Street White Plains, NY	10604 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 20,012,914 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2007.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report for the
Quarter Ended June 30, 2007

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
		As restated		As restated
Revenue	$57,864	$56,899	$110,797	$108,389
Costs and expenses:
Cost of goods sold	17,142	16,433	31,568	31,193
Marketing and sales	14,526	14,538	29,449	29,300
Fulfillment and distribution	4,565	4,615	9,252	9,023
General and administrative	7,881	6,724	14,890	13,784
Restructuring charges	19	273	38	407
Amortization of pre-publication costs	6,904	4,071	11,310	8,410
Goodwill impairment charge	—	24,393	—	24,393
Depreciation expense and amortization of intangibles	1,457	1,369	2,871	2,722

Total cost and expenses	52,494	72,416	99,378	119,232

Income (loss) from operations	5,370	(15,517)	11,419	(10,843)
Other (income) expense:
Interest expense	18,363	16,130	35,642	31,965
Interest income	(781)	(718)	(1,649)	(1,372)
Amortization of deferred financing costs	880	900	1,793	1,633
Other expense	10	(6)	3	(1)

Total other expenses	18,472	16,306	35,789	32,225

Loss before provision for income taxes	(13,102)	(31,823)	(24,370)	(43,068)
(Provision) benefit for income taxes	(1,268)	3,169	(2,602)	1,887

Loss before discontinued operations	(14,370)	(28,654)	(26,972)	(41,181)
Discontinued operations:
Loss on disposal of discontinued operations	(36)	(15)	(77)	(17)

Net loss	(14,406)	(28,669)	(27,049)	(41,198)
Preferred stock dividends and accretion	(900)	(822)	(1,771)	(1,618)

Net loss available to common stockholders	$(15,306)	$(29,491)	$(28,820)	$(42,816)

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	Unaudited	Audited
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,524	$69,847
Accounts receivable, net	28,088	22,462
Inventory, net	23,602	23,242
Direct response advertising costs — current portion, net	2,899	3,838
Prepaid royalties	5,666	6,135
Prepaid expenses and other current assets	2,112	2,658

Total current assets	118,891	128,182
Pre-publication costs, net	45,862	45,173
Direct response advertising costs, net	8,073	7,389
Property and equipment, net	11,203	11,279
Goodwill	135,566	135,566
Intangible assets, net	22,897	24,242
Deferred financing costs, net	8,643	10,347
Other assets	494	508

Total assets	$351,629	$362,686

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$25,227	$30,862
Accrued interest	9,219	9,039
Deferred subscription revenue	15,302	14,140
Current portion of long term debt	1,300	1,300

Total current liabilities	51,048	55,341
Long term liabilities:
Senior secured term loan	124,200	124,850
11 3/4% senior notes	171,909	172,146
12 1/2% senior discount notes	111,381	104,847
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding (approximate aggregate liquidation value as of June 30, 2007 of $163,818)	162,168	149,626
Deferred tax liability	17,305	14,905
Deferred gain on Series B cancellation and other long term liabilities	3,426	3,838

Total long term liabilities	590,389	570,212
Commitments(Note 13)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding (approximate aggregate liquidation value as of June 30, 2007 of $40,904)	40,777	39,196
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding (approximate aggregate liquidation value as of June 30, 2007 of $4,105)	2,045	1,855

Total redeemable preferred stock	42,822	41,051
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,012,914 shares issued and outstanding as of June 30, 2007 and December 31, 2006	20	20
Accumulated other comprehensive income	763	658
Accumulated deficit	(333,413)	(304,596)

Total stockholders’ deficit	(332,630)	(303,918)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$351,629	$362,686

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
		(As restated)
Operating activities from continuing operations
Net loss from continuing operations	$(26,972)	$(41,181)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Non-cash interest expense	19,136	16,108
Allowance for doubtful accounts and obsolescence	3,851	3,233
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	14,181	11,132
Amortization of deferred financing costs	1,792	1,634
Amortization of premium on 11 3/4% senior notes	(237)	(241)
Goodwill impairment charge	—	24,393
Deferred taxes — non-cash	2,400	(2,067)
Other non-operating income— non-cash	7	10
Changes in operating assets and liabilities:
Accounts receivable	(7,406)	(8,247)
Inventory	(2,441)	(2,318)
Prepaid expenses, royalty advances and other current assets	1,015	1,995
Direct response advertising costs	255	(326)
Other assets	14	(17)
Accounts payable, accrued and other liabilities	(6,095)	(1,581)
Accrued interest	180	104
Deferred subscription revenue	1,162	1,195

Net cash provided by operating activities from continuing operations	842	3,826
Investing activities
Additions to pre-publication costs	(11,968)	(11,795)
Additions to property and equipment	(1,432)	(1,685)
Additions to intangible assets	(21)	(12)
Acquisitions, net of cash acquired	—	907
Proceeds from sale of business	—	500
Proceeds from sale of assets	5	9

Net cash used in investing activities	(13,416)	(12,076)
Financing activities
Proceeds from exercise of stock options	—	10
Repayment of senior secured term loan	(650)	(650)
Additions to deferred financing costs	(88)	(88)

Net cash used in financing activities	(738)	(728)

Effect of exchange rates on cash	79	68

Cash flows of discontinued operations
Operating cash flows	(90)	(161)

Net cash used in discontinued operations	(90)	(161)

Net decrease in cash and cash equivalents	(13,323)	(9,071)
Cash and cash equivalents at beginning of period	69,847	69,592

Cash and cash equivalents at end of period	$56,524	$60,521

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unless noted otherwise, except for per share data)
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
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; therefore the Company will begin to apply the standard in its fiscal year commencing January 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS 157 will have on the Company’s financial position, results of operations, liquidity and related disclosures.
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

3. Restatement of Financial Statements
     The financial statements for the three and six month periods ended June 30, 2006 have previously been restated for the following item.
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
     The Company determined that it should increase the valuation allowance on deferred income tax assets from amounts that had previously been provided. Historically, the Company has recorded deferred income tax liabilities and the related deferred income tax expense based on netting deferred tax liabilities resulting from goodwill deductions on certain reporting units against deferred tax assets resulting from goodwill impairments on other reporting units prior to determining the required valuation allowance. Because of the uncertainty of the realization of the deferred tax assets related to goodwill, the Company has determined that the valuation allowance should be increased for these items. Accordingly, the Company has restated the deferred income tax expense and related deferred income tax liability at and for the three and six months periods ended June 30, 2006.
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
     As a result of the restatement, the tax provision for income taxes and the net loss was increased by $1.4 million and $1.2 million for three and six months ended June 30, 2006, respectively.
4. Stock–Based Compensation
     The Company did not issue any form of stock-based compensation during the three and six months ended June 30, 2007. The only change to the Company’s stock based compensation awards from the amounts presented as of December 31, 2006, was the cancellation of 81,151 stock options. (See Note 14 to our consolidated financial statements set forth in Item 8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
     Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period for each option. For the three and six-month periods ended June 30, 2007 and 2006, compensation expense recorded relating to the grant of stock options was de minimus.
5. Inventory
     Inventory consists of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$1,293	$1,371
Work-in-process	862	1,013
Finished goods	26,317	24,541

	28,472	26,925
Allowance for obsolescence	4,870	3,683

Inventory, net	$23,602	$23,242

6. Pre-publication Costs
     Pre-publication costs consist of the following:

	June 30,	December 31,
	2007	2006
Pre-publication costs	$104,507	$92,851
Less accumulated amortization	58,645	47,678

Pre-publication costs, net	$45,862	$45,173

     During the second quarter of 2006 the Company completed an impairment test of its pre-publication assets in its K-12 Supplemental Education segment which consists of Sundance/Newbridge as indications of impairment existed due to declines in revenues and operating profits. The fair value of the pre-publication assets was tested at a series level and the fair values of certain series, based on a discounted cash flow analysis, were below the unamortized cost basis, resulting in a $0.1 million impairment charge that was recorded to amortization of pre-publication costs for the period. As of June 30, 2007 the Company completed an impairment test of the pre-publication assets at the series level, due to continued declines in revenues and operating profits, which resulted in a $2.2 million charge that was recorded to amortization of pre-publication costs for the period.
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

Definite Life Assets	Lives	June 30, 2007	December 31, 2006
Customer list	10 years	$23,240	$23,240
Non-compete agreements	3-5 years	1,900	1,900
Other	5 years	157	171

		25,297	25,311
Less: accumulated amortization		(7,232)	(5,898)

		18,065	19,413
Trademarks	Indefinite	4,832	4,829

Net intangible assets		$22,897	$24,242

     Amortization expense for each of the three-month periods ended June 30, 2007 and 2006 was $0.7 million and for each of the six-month periods ended June 30, 2007 and 2006, was $1.4 million. Accumulated amortization amounts by asset type as of June 30, 2007 were $6.2 million for customer list, $0.9 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2006 was $5.0 million for customer lists, $0.7 million for non-compete agreements and $0.2 million for other intangible assets.
     Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total
Amortization of intangibles:
Remainder of 2007	$1,365
2008	2,720
2009	2,666
2010	2,420
2011	2,324
Thereafter	6,570

$18,065

9. Restructuring Charges
     During the first quarter of 2006, the Company initiated a restructuring project under which it consolidated the Iowa-based warehousing, customer service and order fulfillment functions of our Buckle Down Publishing business with our existing shared service facility in Northborough, Massachusetts. The objective of the warehouse consolidation was to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. The restructuring project resulted in costs associated with the severance of seven employees based in Iowa, the movement of inventory to the new facility and net lease payments that are being made through the end of the lease term. The Company completed the restructuring process during the second quarter of 2006 and incurred a total restructuring charge of approximately $0.4 million in connection with this effort. Subsequent to this date, restructuring charges continue due to the abandoned warehouse not being sublet.
     The cost of the restructuring activity by type is as follows:

	Warehouse and Order Fulfillment Consolidation
		Lease
	Severance and	terminations	Relocation	Total
	related	costs	and other	Consolidation
Amount expected to be incurred	$65	$180	$162	$407

Accrued restructuring liability as of December 31, 2005	—	—	—	—
Restructuring expense	13	—	121	134
Cash paid	(13)	—	(89)	(102)

Accrued restructuring liability as of June 30, 2006	—	—	32	32
Restructuring expense	52	180	41	273
Cash paid	(43)	(24)	(72)	(139)

Accrued restructuring liability as of June 30, 2006	9	156	1	166
Restructuring expense	—	—	—	—
Cash paid	(9)	(24)	(1)	(34)

Accrued restructuring liability as of September 30, 2006	—	132	—	132
Restructuring expense	—	—	—	—
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of December 31, 2006	—	105	—	105
Restructuring expense	—	19	—	19
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of March 31, 2007	—	97	—	97
Restructuring expense	—	19	—	19
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of June 30, 2007	$—	$89	$—	$89

     All restructuring activity for the periods presented was related to Buckle Down Publishing and is therefore reported within the Test-prep and Intervention segment.
10. Income Taxes
     Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company did not recognize any adjustments in the liability for unrecognized tax benefits. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. There were no interest and penalty expense related income tax matters recorded during the three and six months ended June 30, 2007.
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
     The provision for income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Current income tax expense:
Foreign	$(56)	$(24)	$(202)	$(180)
Deferred income tax expense:
U.S. Federal	(1,212)	3,193	(2,400)	2,067

Total benefit (provision) for income taxes	$(1,268)	$3,169	$(2,602)	$1,887

     Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.1 million for both of the three-months ended June 30, 2007 and 2006 and $0.6 million for both of the six-month periods ended June 30, 2007 and 2006.
     The deferred income tax expense and benefit for the three and six month periods ended June 30, 2007 and June 30, 2006 relates to the book and tax difference for goodwill and other indefinite life assets for these periods. The expense for the three and six months ended June 30, 2007 reflects the increase in deferred tax liabilities due to the current year tax deduction for goodwill and indefinite lived assets that is not reflected in book income. The $3.2 million and $2.1 million benefit for the three and six months ended June 30, 2006 primarily reflects the impact on the cumulative difference between book and tax basis for goodwill and other indefinite-lived assets from the $24.4 million goodwill writeoff at Sundance/Newbridge.
     In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon facts and circumstances known to the Company. The Company’s effective rate is based on expected pretax loss, statutory tax rates, changes in the deferred tax asset valuation allowance and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. A reconciliation of the statutory Federal income tax rate to the effective rate for the six-month periods ended June 30, 2007 and 2006, respectively, is as follows:
     Under Section 382 of the Internal Revenue Service Code, based on the change of control discussed in the subsequent events (Note 17), there could be limitations on the utilization of the Company’s NOL deductions in future periods. The Company has evaluated the impact of this change of control on the utilization of our NOL’s and believes the impact of the 382 limitation will not be significant.

	Six Months Ended
	June 30,
	2007	2006
Statutory rate	34%	34%
State and local income taxes (net of federal benefit)	6%	6%
Change in valuation allowance	(26)%	(24)%
Non-deductible interest expense	(24)%	(11)%
Other	(1)%	(1)%

Effective tax rate	(11)%	4%

11. Financing Arrangements
     As previously disclosed, the Company was not compliant with certain customary affirmative covenants with respect to timely delivery of our financial statements as of June 30, 2007. However, it was compliant with all applicable debt covenants as of July 19, 2007. Refer to Note 21 “Subsequent Event” of our consolidated financial statements set forth in Item 8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     The Facility matures on May 20, 2008 and is secured by a first lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The Facility contains customary restrictive covenants and financial ratio requirements. Borrowings under the Facility bear interest at variable rates based on LIBOR plus an applicable spread. The Facility has been amended periodically to allow for acquisitions and to amend or waive compliance with certain financial ratio requirements. As of June 30, 2007, the Company had not drawn any amounts on the Facility and our available borrowing capacity under the Facility, as limited by our financial covenant ratios, was $22.5 million. This facility is being cancelled in August 2007 at the management’s request ( See Note 17).
     The First Term Loan matures on August 20, 2008, is subordinate to the Facility and is secured by a second lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The First Term Loan contains customary restrictive covenants and debt incurrence tests. The First Term Loan bears interest at a variable rate based on the Eurodollar (subject to a 2% floor), plus an applicable margin based on a graduated rate schedule. As of June 30, 2007, the effective interest rate on all borrowings under the First Term Loan was 11.36%. Beginning on November 15, 2003 and continuing through maturity, the Company is required to make principal payments on the First Term Loan of $250,000 per quarter.
     The Senior Notes mature on August 15, 2011, and are subordinate to the Facility and the Term Loans (as defined below). The Senior Notes contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004.

     On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders with, the original Senior Notes. In connection with the issuance of the additional Senior Notes, Haights Cross entered into a new $30.0 million Senior Secured Term Loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. The Second Term Loan also matures on August 20, 2008. As of June 30, 2007, the effective interest rate on all borrowings under the Second Term Loan was 8.86%. As of June 30, 2007, the Company had $170.0 million aggregate principal amount of outstanding Senior Notes and $125.5 million aggregate principal amount of indebtedness outstanding under the Term Loans.
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
     The following table is a summary of the Company’s current outstanding debt as of June 30, 2007 (in thousands):

					Interest Rate	Book Value
				Premium	as of	as of
	Issuance	Due	Face	(Discount)	June 30,	June 30,
Instrument:	Date	Date	Amount	At issuance	2007	2007
Haights Cross:
Senior secured term loan	08/20/03	08/20/08	$100,000	—	11.36%	$96,250
Senior secured term loan	12/10/04	08/20/08	$30,000	—	8.86%	29,250

						$125,500

11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	$140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	31,909

						$171,909
Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	$111,381
Series B preferred (See Note 12 and Note 17)	12/10/99	12/10/11	$50,006	$(3,410)	16.0%	162,168

Total debt						$570,958

     The following table shows the required future repayments under the Company’s current financing arrangements as of June 30, 2007 (in thousands):

Remainder of 2007	$650
2008	124,850
2009	—
2010	—
2011	468,818

Total	594,318
Less: Unamortized discounts and other	(23,360)

$570,958

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
     The Preferred B has a liquidation value of $25 per share, plus any accrued but unpaid dividends. Prior to January 1, 2005, the Preferred B accrued quarterly cumulative dividends at an annual rate of 16%, which dividends were added to its carrying value. Beginning January 1, 2005, such dividends became payable quarterly in cash. Under the terms of the Preferred B, if the Company fails to pay four consecutive or six quarterly cash dividends for any reason, the holders of the Preferred B are entitled to elect one director to serve on the Company’s Board of Directors. The Company has failed to pay any such cash dividends and, effective January 20, 2006, the holders of the Preferred B elected, by written consent, Eugene I. Davis to serve on the Company’s Board of Directors. As of June 30, 2007, the Company had accrued $53.1 million for unpaid cash dividends, but has elected not to pay cash dividends because the Company is restricted from paying such dividends by the terms of the indenture for its Senior Discount Notes.
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

     As of December 10, 1999, the 3,333,861 Common Warrants and the 3,458 Preferred Warrants were valued at $1.9 million and $3.5 million, respectively. Each warrant is exercisable into shares of common stock or Preferred A, as applicable, at an exercise price of $0.01 per share and has an expiration date of December 10, 2011. The fair value of the Common Warrants was estimated at the grant date using the Black-Scholes option-pricing model. The fair value of the Preferred Warrants was estimated based upon the redemption value of the Preferred A discounted to present value of the Preferred A. Under FASB 150-5 the Company has recorded these warrants as a liability which are recorded at fair market value at each reporting period. At June 30, 2007 due to the recapitalization agreement, management determined that the Preferred Warrants had value as they were convertible into common shares upon the recapitalization agreement becoming effective. The warrants were valued using a probability weighted model and a $0.4 million charge to interest expense and other current liability were recorded for this value.
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
     The Company has 30,000,000 shares of common stock authorized for issuance. As of June 30, 2007, the Company had 20,012,914 shares issued and outstanding, 2,387,086 shares reserved for the issuance upon the exercise of stock options granted under the Plan and 2,139,047 shares reserved for the issuance upon the exercise of Common Warrants.
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
     See Note 17 below for a description of subsequent events affecting our outstanding equity.
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
14. Comprehensive Loss
     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		As restated		As restated
	(Unaudited)		(Unaudited)
Net loss	$(14,406)	$(28,669)	$(27,049)	$(41,198)
Foreign currency translation adjustment	86	(106)	105	123

Comprehensive Loss	$(14,320)	$(28,775)	$(26,944)	$(41,075)

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
     The results of operations and other data for the four reporting segments and corporate for the three and six month periods ending June 30, 2007 and 2006 are as follows:

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Three Months Ended June 30, 2007 (unaudited)
Revenue	$9,746	$18,489	$22,361	$7,268	$—	$57,864
Cost of good sold	3,346	3,400	8,338	2,058	—	17,142
Marketing and sales	3,275	5,060	3,881	2,310	—	14,526
Fulfillment and distribution	880	1,379	1,502	804	—	4,565
General and administrative	823	2,016	1,913	873	2,256	7,881
Restructuring charges	—	19	—	—	—	19
Amortization of pre-publication costs	3,261	1,993	1,295	355	—	6,904
Depreciation expense and amortization of intangibles	236	712	187	308	14	1,457

Income (loss) from operations	$(2,075)	$3,910	$5,245	$560	$(2,270)	$5,370

Interest expense	$905	$4,355	$1,291	$1,300	$10,512	$18,363
Capital expenditures — property and equipment	184	150	235	200	49	818
Capital expenditures — pre-publication costs	1,053	3,679	1,439	271	—	6,442
Goodwill	—	50,488	64,513	20,565	—	135,566
Total assets	19,984	118,361	107,338	39,948	65,998	351,629

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Three Months Ended June 30, 2006 (unaudited)
Revenue	$11,444	$18,255	$20,375	$6,825	$—	$56,899
Cost of good sold	3,280	3,873	7,263	2,017	—	16,433
Marketing and sales	4,076	4,344	3,827	2,291	—	14,538
Fulfillment and distribution	1,003	1,301	1,525	786	—	4,615
General and administrative	897	1,847	1,606	828	1,546	6,724
Restructuring charges	—	273	—	—	—	273
Amortization of pre-publication costs	1,062	1,591	1,162	256	—	4,071
Goodwill impairment charge	24,393	—	—	—	—	24,393
Depreciation expense and amortization of intangibles	207	696	205	245	16	1,369

Income (loss) from operations	$(23,474)	$4,330	$4,787	$402	$(1,562)	$(15,517)

Interest expense	$706	$3,582	$1,393	$1,109	$9,340	$16,130
Capital expenditures — property and equipment	127	113	137	133	2	512
Capital expenditures — pre-publication costs	1,122	3,338	1,481	249	—	6,190
Goodwill	—	60,906	64,513	20,566	—	145,985
Total assets	29,575	126,092	103,241	39,778	74,399	373,085

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Six Months Ended June 30, 2007 (unaudited)
Revenue	$15,133	$38,082	$42,952	$14,630	$—	$110,797
Cost of good sold	4,768	7,272	15,399	4,129	—	31,568
Marketing and sales	6,324	11,202	7,470	4,453	—	29,449
Fulfillment and distribution	1,687	3,001	2,974	1,590	—	9,252
General and administrative	1,777	4,081	3,546	1,724	3,762	14,890
Restructuring charges	—	38	—	—	—	38
Amortization of pre-publication costs	4,076	3,962	2,582	690	—	11,310
Depreciation expense and amortization of intangibles	442	1,415	394	595	25	2,871

Income (loss) from operations	$(3,941)	$7,111	$10,587	$1,449	$(3,787)	$11,419

Interest expense	$1,710	$8,609	$2,627	$2,568	$20,128	$35,642
Capital expenditures — property and equipment	343	341	391	296	61	1,432
Capital expenditures — pre-publication costs	1,631	6,947	2,837	553	—	11,968
Goodwill	—	50,488	64,513	20,565	—	135,566
Total assets	19,984	118,361	107,338	39,948	65,998	351,629

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Six Months Ended June 30, 2006 (unaudited)
Revenue	$19,384	$36,065	$39,119	$13,821	$—	$108,389
Cost of good sold	5,424	7,481	14,010	4,278	—	31,193
Marketing and sales	7,525	9,669	7,579	4,527	—	29,300
Fulfillment and distribution	1,895	2,565	3,019	1,544	—	9,023
General and administrative	1,948	3,909	3,144	1,707	3,076	13,784
Restructuring charges	—	407	—	—	—	407
Amortization of pre-publication costs	2,475	3,048	2,329	558	—	8,410
Goodwill impairment charge	24,393	—	—	—	—	24,393
Depreciation expense and amortization of intangibles	420	1,392	406	469	35	2,722

Income (loss) from operations	$(24,696)	$7,594	$8,632	$738	$(3,111)	$(10,843)

Interest expense	$1,369	$7,095	$2,810	$2,208	$18,483	$31,965
Capital expenditures — property and equipment	272	240	959	211	3	1,685
Capital expenditures — pre-publication costs	2,747	5,950	2,661	437	—	11,795
Goodwill	—	60,906	64,513	20,566	—	145,985
Total assets	29,575	126,092	103,241	39,778	74,399	373,085
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
     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended June 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$—	$57,864	$—	$57,864
Costs and expenses	—	2,269	50,225	—	52,494

Income (loss) from operations	—	(2,269)	7,639	—	5,370
Equity in the income (loss) of subsidiaries	(3,161)	(1,898)	—	5,059	—
Loss from discontinued operations	—	36	—	—	36
Other expenses (income)	11,245	(1,042)	9,537	—	19,740

Net (loss) income	$(14,406)	$(3,161)	$(1,898)	$5,059	$(14,406)

	Three Months Ended June 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$—	$56,899	$—	$56,899
Costs and expenses	125	1,437	70,854	—	72,416

(Loss) income from operations	(125)	(1,437)	(13,955)	—	(15,517)
Equity in the income (loss) of subsidiaries	(23,458)	(22,242)	—	45,700	—
Loss from discontinued operations	—	15	—	—	15
Other expenses (income)	5,086	(236)	8,287	—	13,137

Net (loss) income	$(28,669)	$(23,458)	$(22,242)	$45,700	$(28,669)

	Six Months Ended June 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$—	$110,797	$—	$110,797
Costs and expenses	—	3,787	95,591	—	99,378

Income (loss) from operations	—	(3,787)	15,206	—	11,419
Equity in the income (loss) of subsidiaries	(5,363)	(3,618)	—	8,981	—
Loss from discontinued operations	—	77	—	—	77
Other expenses (income)	21,686	(2,119)	18,824	—	38,391

Net (loss) income	$(27,049)	$(5,363)	$(3,618)	$8,981	$(27,049)

	Six Months Ended June 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$—	$108,389	$—	$108,389
Costs and expenses	125	2,986	116,121	—	119,232

Income (loss) from operations	(125)	(2,986)	(7,732)	—	(10,843)
Equity in the income (loss) of subsidiaries	(26,848)	(24,213)	—	51,061	—
Loss from discontinued operations	—	17	—	—	17
Other expenses (income)	14,225	(368)	16,481	—	30,338

Net (loss) income	$(41,198)	$(26,848)	$(24,213)	$51,061	$(41,198)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of June 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets	$3,795	$53,451	$61,645	$—	$118,891
Investment in subsidiaries	(1,061)	248,405	—	(247,344)	—
Long term assets	1,899	6,855	223,984	—	232,738

Total assets	$4,633	$308,711	$285,629	$(247,344)	$351,629

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$415	$13,664	$36,969	$—	$51,048
Long term liabilities	294,026	296,108	255	—	590,389
Redeemable preferred stock	42,822	—	—	—	42,822
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit and other	(332,650)	(1,061)	248,405	(247,344)	(332,650)

Total stockholders’ deficit	(332,630)	(1,061)	248,405	(247,344)	(332,630)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$4,633	$308,711	$285,629	$(247,344)	$351,629

	As of December 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets	$3,718	$64,437	$60,027	$—	$128,182
Investment in subsidiaries	4,193	241,564	—	(245,757)	—
Long term assets	2,127	8,295	224,082	—	234,504

Total assets	$10,038	$314,296	$284,109	$(245,757)	$362,686

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$13,107	$42,234	$—	$55,341
Long term liabilities	272,905	296,996	311	—	570,212
Redeemable preferred stock	41,051	—	—	—	41,051
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(303,938)	4,193	241,564	(245,757)	(303,938)

Total stockholders’ deficit	(303,918)	4,193	241,564	(245,757)	(303,918)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$10,038	$314,296	$284,109	$(245,757)	$362,686

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Six Months Ended June 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$77	$507	$258	$—	$842
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(11,968)	—	(11,968)
Additions to property and equipment	—	(61)	(1,366)	—	(1,427)
Additions to intangible assets	—	—	(21)	—	(21)
Intercompany activity	—	(10,354)	10,354	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds form the sale of business	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(10,415)	(3,001)	—	(13,416)
Financing activities:	—	—			—
Proceeds from exercise of stock options	—	—	—	—	—
Repayment of senior secured term loan	—	(650)	—	—	(650)
Additions to deferred financing costs	—	(88)	—	—	(88)

Net cash provided used in financing activities	—	(738)	—	—	(738)
Effect of exchange rates on cash	—	—	79	—	79
Net cash used in discontinued operations	—	(90)	—	—	(90)

Net change in cash and cash equivalents	77	(10,736)	(2,664)	—	(13,323)

Cash and cash equivalents at beginning of period	3,718	63,989	2,140	—	69,847

Cash and cash equivalents at end of period	$3,795	$53,253	$(524)	$—	$56,524

	Six Months Ended June 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(57)	$(1,879)	$5,762	$—	$3,826
Investing activities:
Additions to pre-publication costs	—	—	(11,795)	—	(11,795)
Additions to property and equipment	—	(3)	(1,682)	—	(1,685)
Additions to intangible assets	—	—	(12)	—	(12)
Intercompany activity	115	(4,873)	4,758	—	—
Acquisitions, net of cash acquired	—	(93)	1,000	—	907
Proceeds form the sale of Chelsea House	—	500	—	—	500
Proceeds from sale of assets	—	—	9	—	9

Net cash provided by (used in) investing activities	115	(4,469)	(7,722)	—	(12,076)
Financing activities:
Net proceeds from issuance of stock	10	—	—	—	10
Repayment of senior secured loan	—	(650)	—	—	(650)
Additions to deferred financing costs		(88)	—	—	(88)

Net cash provided by (used in) financing activities	10	(738)	—	—	(728)
Effect of exchange rates on cash	—	—	68	—	68
Net cash used in discontinued operations	—	(161)	—	—	(161)

Net change in cash and cash equivalents	68	(7,247)	(1,892)	—	(9,071)

Cash and cash equivalents at beginning of period	3,571	64,650	1,371	—	69,592

Cash and cash equivalents at end of period	$3,639	$57,403	$(521)	$—	$60,521

17. Subsequent Event
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
     In addition to the foregoing, upon the closing of the Recapitalization Agreement:
•	Our stockholders, including Mr. Quandt, would enter into a Shareholders Agreement providing for, among other things, a new six-member Board of Directors to be composed of Mr. Quandt and five persons designated by various former Preferred B and Preferred A holders; and

•	We would enter into a release agreement with the applicable Preferred B holders, pursuant to which, among other things, such holders would dismiss the pending legal action described above under “Part II, Item 1 – Legal Proceedings” in this Quarterly Report on Form 10-Q.
     The closing of the Recapitalization Agreement was subject to the satisfaction of certain stated conditions, including (i) the waiver by the requisite holders of our Senior Secured Term Loans, Senior Notes and Senior Discount Notes of applicable “change of control” covenants that, absent such waiver, might apply in connection with the conversion of the Preferred C, Preferred B, and Preferred A into Common Stock, and (ii) the execution and delivery of the agreements referred to above.
     The conditions to the closing of the Recapitalization Agreement were satisfied as of August 10, 2007, and the transactions completed by the Recapitalization have been consummated.
Termination of the Facility
     In early August 2007, management determined that the Facility, which is scheduled to expire by its terms in May 2007, and which Haights Cross has never drawn upon and does not currently intend to draw upon prior to its expiration, should be terminated. Haights Cross initiated such termination on August 10, 2007 and the termination is expected to be effective on or about August 15, 2007.

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
     In addition to the foregoing, upon the closing of the Recapitalization Agreement:
•	Our stockholders, including Mr. Quandt, would enter into a Shareholders Agreement providing for, among other things, a new six-member Board of Directors to be composed of Mr. Quandt and five persons designated by various former Preferred B and Preferred A holders; and

•	We would enter into a release agreement with the applicable Preferred B holders, pursuant to which, among other things, such holders would dismiss the pending legal action described above under “Part II, Item 1 — Legal Proceedings in this Quarterly Report on Form 10-Q.”
     The closing of the Recapitalization Agreement was subject to the satisfaction of certain stated conditions, including (i) the waiver by the requisite holders of our Senior Secured Term Loans, Senior Notes and Senior Discount Notes of applicable “change of control” covenants that, absent such waiver, might apply in connection with the conversion of the Preferred C, Preferred B, and Preferred A into Common Stock, and (ii) the execution and delivery of the agreements referred to above.
     The conditions to the closing of the Recapitalization Agreement were satisfied as of August 10, 2007, and the transactions completed by the Recapitalization have been consummated.
  Termination of the Facility
     In early August 2007, management determined that the Facility, which is scheduled to expire by its terms in May 2007, and which Haights Cross has never drawn upon and does not currently intend to draw upon prior to its expiration, should be terminated. Haights Cross initiated such termination on August 10, 2007 and the termination is expected to be effective on or about August 15, 2007.
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
Restatements
     In finalizing the audit of our financial statements for the year ended December 31, 2006, management determined that a restatement of our financial statements at and for the years ended December 31, 2004 and 2005 and for all quarterly periods relevant to current reporting requirements through the third quarter of 2006 was required. The restatement reflected adjustments to deferred income taxes. We have included the effects of these restatement adjustments in this Quarterly Report on Form 10-Q for the interim period ended June 30, 2006. See a description of the restatement in Note 3, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These restatements had no impact on our EBITDA or compliance with our debt covenants.
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
  Redeemable Capital Stock
     We account for Preferred B in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). Our Preferred B is mandatorily redeemable on December 10, 2011, at its original face value, plus any accrued but unpaid dividends. Our Preferred A and Preferred C are redeemable at the option of the holders thereof beginning on December 31, 2019 and April 15, 2012, respectively, and are not mandatorily redeemable. Accordingly, SFAS No. 150 is not applicable to the Preferred A or Preferred C. However, the Preferred A and Preferred C have been classified as mezzanine equity since their redemption is not within the Company’s control. According to FSP No. 150-5, “Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable,” (“FSP No. 150-5”), the Preferred Warrants are also classified as a liability and recorded at fair value, because the Preferred Warrants embody obligations on the Company to issue securities that have a redemption right. See Note 17, “Subsequent Events”, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of a recapitalization transaction that may affect our outstanding equity.

Results of Operations
     Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three-month period ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
			As restated
	(In thousands)
Revenue
K-12 Supplemental Education	$9,746	16.8%	$11,444	20.1%
Test Prep and Intervention	18,489	32.0%	18,255	32.1%
Library	22,361	38.6%	20,375	35.8%
Medical Education	7,268	12.6%	6,825	12.0%

Total Revenue	57,864	100.0%	56,899	100.0%
Cost of goods sold	17,142	29.6%	16,433	28.9%
Selling, general and administrative expenses:
Marketing and sales	14,526	25.1%	14,538	25.6%
Fulfillment and distribution	4,565	7.9%	4,615	8.1%
General and administrative expense	7,881	13.6%	6,724	11.8%
Restructuring charges	19	0.0%	273	0.5%

Total selling, general and administrative expenses	26,991	46.6%	26,150	46.0%
Amortization of pre-publication costs	6,904	11.9%	4,071	7.2%
Goodwill impairment charges	—	0.0%	24,393	42.9%
Depreciation expense/amortization of intangibles	1,457	2.6%	1,369	2.3%

Income (loss) from operations	5,370	9.3%	(15,517)	(27.3)%
Interest expense	18,363	31.8%	16,130	28.3%
Other expenses, net of interest income	109	0.2%	176	0.3%

Loss before taxes	(13,102)	(22.7)%	(31,823)	(55.9)%
(Provision) benefit for income taxes	(1,268)	(2.1)%	3,169	5.5%

Loss before discontinued operations	(14,370)	(24.8)%	(28,654)	(50.4)%
Loss from discontinued operations	(36)	0.1%	(15)	(0.0)%

Net loss	$(14,406)	(24.9)%	$(28,669)	(50.4)%

Revenue
     Our total revenue increased $1.0 million, or 1.7%, to $57.9 million for the three-month period ended June 30, 2007 from $56.9 million for the three-month period ended June 30, 2006. The increase is most notably due to the Library segment on the strong performance from the library and schools channels. The Medical Education and Test-prep and Intervention segments also produced modest revenue growth while K-12 Supplemental Education segment reported double-digit period over period revenue decline.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $1.7 million, or 14.8%, to $9.7 million for the three-month period ended June 30, 2007, from $11.4 million for the three-month period ended June 30, 2006. Our Sundance/Newbridge business, which represents 100% of this segment, competes in the K-12 market for classroom materials. This revenue decline resulted from what we believe is a significantly more competitive market, and in particular in the leveled-reader product category, from which Sundance/Newbridge generates a significant percentage of its sales. This market’s competitors include other supplemental educational publishers such as Harcourt Achieve and National Geographic, as well as basal textbook publishers, such as McGraw Hill and Houghton Mifflin, which are generally much larger and have greater financial resources than the Company. We believe a significant percentage of all basal textbook programs are purchased for the classroom through state-wide and state organized “adoption” processes, and that these basal publishers have leveraged their brand position in the market to offer leveled-reader products that are very competitive with Sundance/Newbridge’s most significant product lines. We believe another factor currently affecting Sundance/Newbridge sales is the extremely high level of attention being given to the new NCLB mandated tests, resulting in a focus on test-preparation materials to the current exclusion of other supplemental education products. We further believe that this high level of attention to testing and test scores has resulted in a trend wherein an increased number of product purchase decisions are being made at levels above the school facility level, such as the district or state level. We believe this trend strongly favors the supplemental education products offered by the basal textbook publishers, who have established strong brand reputations through the state-wide adoption processes. To address these challenges, we have implemented numerous product positioning and marketing initiatives to differentiate our existing products from the competition, and we are pursuing new product development opportunities that will further differentiate and diversify our product lines.

     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $0.2 million, or 1.3%, to $18.5 million for the three-month period ended June 30, 2007, from $18.3 million for the three-month period ended June 30, 2006 due to the continued, but leveling demand for our No Child Left Behind (NCLB)-positioned test-prep products. Revenues for Triumph Learning and Buckle Down product lines increased $0.4 million, or 4.0%, to $11.2 million for the three-month period ended June 30, 2007 from $10.7 million for the three-month period ended June 30, 2006. We anticipate that Triumph Learning and Buckle Down will continue to benefit in 2007 from the demand created by the NCLB Act.
     Options Publishing, reflected within the Test-prep and Intervention segment focuses on publishing and marketing high-quality products for underperforming and struggling students primarily in reading and math, referred to generally as intervention products. Revenue from Options Publishing decreased $0.2 million, or 2.6%, to $7.3 million for the three-month period ended June 30, 2007 from $7.5 million for the three-month period ended June 30, 2006. We believe the decline in period over period revenue for Options Publishing results from the focus of buying decisions on test-preparation products and also the trend of purchase decisions being made at higher school administration levels, as mentioned above in the K-12 Supplemental Education discussion, which favors the larger well known basal publishing brands and products.
     Library. The Library segment, which consists of our Recorded Books business, publishes unabridged audiobooks and other audio-based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for more than two-thirds of revenue. Revenue for the Library segment increased $2.0 million, or 9.7%, to $22.4 million for the three-month period ended June 30, 2007, from $20.4 million for the three-month period ended June 30, 2006. The majority of the segment revenue growth is attributable to the core public library channel, which increased approximately 13% and represented approximately 64% of the business for the quarter. The growth was achieved through the strength of solid download audio performance, increased revenue in the United Kingdom and incremental revenue from Playaway, the new preloaded digital audio player product offered by Recorded Books. In addition, school channel revenue grew approximately 70% reflecting the continued benefits of our new Plugged-in to Reading product released in the second quarter 2006.
     Medical Education. Revenue for the Medical Education segment increased $0.4 million, or 6.5%, to $7.3 million for the three-month period ended June 30, 2007, from $6.8 million for the three-month period ended June 30, 2006. The increase in segment revenue is attributable to the Wellness channel products, which include newsletters and calendars as well as other ancillary products.
Cost of Goods Sold
     Cost of goods sold increased $0.7 million, or 4.3%, to $17.1 million for the three-month period ended June 30, 2007 from $16.4 million for the three-month period ended June 30, 2006. Cost of goods sold as a percentage of revenue increased to 29.6% from 28.9% period over period, primarily due to increased product costs in our K-12 Supplemental Education segment and in our Library segment.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment increased $0.1 million, or 2.0%, to $3.3 million for the three-month period ended June 30, 2007 from $3.2 million for the three-month period ended June 30, 2006. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 34.3% from 28.7% period over period primarily due to increases in inventory obsolescence provisions.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment decreased $0.5 million, or 12.2%, to $3.4 million for the three-month period ended June 30, 2007 from $3.9 million for the three-month period ended June 30, 2006. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 18.4% from 21.2% period over period primarily due to a decrease in inventory obsolescence and a change in sales mix toward higher margin products.
     Library. Cost of goods sold for the Library segment increased $1.1 million, or 14.8% to $8.3 million for the three-month period ended June 30, 2007 from $7.2 million for the three-month period ended June 30, 2006. Cost of goods sold as a percentage of revenue increased to 37.3% from 35.6% period over period. The increase in cost of goods sold as a percentage of revenue was a result of increased inventory obsolescence provisions due to the decline in cassette-format product and additional costs from the 2007 product introduction of MyLibraryDV, a unique video-on-demand service whereby Recorded Books distributes video content in partnership with local libraries.
     Medical Education. Cost of goods sold for the Medical Education segment increased $0.1 million, or 2.0% to $2.1 million for the three-month period ended June 30, 2007 from $2.0 million for the three-month period ended June 30, 2006. Cost of goods sold as a percentage of revenue decreased to 28.3% from 29.6% period over period, primarily due to cost savings realized through production improvements.
Selling, General & Administrative Expense

     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $0.8 million, or 3.2%, to $27.0 million for the three-month period ended June 30, 2007 from $26.1 million for the three-month period ended June 30, 2006. Selling, general and administrative expense as a percentage of revenue increased to 46.6% from 46.0%, period over period.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $1.0 million, or 16.7%, to $5.0 million for the three-month period ended June 30, 2007 from $6.0 million for the three-month period ended June 30, 2006 due to lower commissions on the reduced revenues and overhead expenses that were eliminated with the closing of our New York office and transferring of the leased space to the Test-prep and Intervention segment. Selling, general and administrative expenses as a percentage of revenue decreased to 51.1% from 52.2% period over period.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $0.7 million, or 9.1%, to $8.5 million for the three-month period ended June 30, 2007 from $7.8 million for the three-month period ended June 30, 2006. The increase was primarily due to increased catalog and direct mail related marketing expenses and increased overhead cost from the Northborough warehouse facility. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 45.8% from 42.5% period over period due to the increased catalog and direct mail related expenses as well as the increased facility costs from the fulfillment and distribution function.
     Library. Selling, general and administrative expense for the Library segment increased $0.3 million, or 4.9%, to $7.3 million for the three-month period ended June 30, 2007 from $7.0 million for the three-month period ended June 30, 2006 primarily due to increased legal expenses related to the negotiations for the MyLibraryDV contractual arrangement between Recorded Books and several third parties to distribute video content. Selling, general and administrative expense as a percentage of revenue decreased to 32.6% from 34.1% period over period, primarily due to the decreased consumer catalog and promotional costs.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $0.1 million, or 2.1%, to $4.0 million for the three-month period ended June 30, 2007 from $3.9 million for the three-month period ended June 30, 2006. Selling, general and administrative expense as a percentage of revenue decreased to 54.9% from 57.2% period over period due to a reduction in marketing programs for non-subscription products.
     Corporate. Our corporate general and administrative expense increased $0.7 million, or 45.9% to $2.3 million for the three-month period ended June 30, 2007 from $1.5 million for the three-month period ended Jun 30, 2006 primarily due to legal and related costs in 2007 associated with the previously reported shareholder investigation and recapitalization plan.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $2.8 million to $6.9 million for the three-month period ended June 30, 2007, from $4.1 million for the three-month period ended June 30, 2006. The increase over the prior period reflects a $2.2 million write down of prepublication cost assets within our K-12 Supplemental Education segment resulting from the continued declining revenues from our Sundance/Newbridge brand products. Excluding the 2007 write down at Sundance/Newbridge, the current level of amortization expense reflects the greater emphasis on investment spending in recent years that will continue through 2007.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles was $1.5 million and $1.4 million for the three-month periods ended June 30, 2007 and 2006, respectively.
Goodwill Impairment Charge
     A $24.4 million goodwill impairment charge was recorded at our Sundance/Newbridge business in the quarter ended June 30, 2006. The impairment charge, representing 100% of the goodwill associated with Sundance/Newbridge, is a result of the continued decline in revenue and operating results at this business.
Interest Expense
     Interest expense increased $2.2 million, or 13.8%, to $18.3 million for the three-month period ended June 30, 2007 from $16.1 million for the three-month period ended June 30, 2006. This increase was due to the compounding effect of interest on our Senior Discount Notes and Preferred B and the increase in rates on our Term Loans. Our total outstanding debt increased from $535.9 million as of June 30, 2006 to $571.0 million as of June 30, 2007. The increase is a result of accretion on the Preferred B and amortization of the discount on our Senior Discount Notes, and a charge to interest related to the increase in fair value of our Preferred Warrants due to the recapitalization offset slightly by principal payments on our Term Loans.
     Cash interest expense increased $0.5 million to $8.4 million for the three-month period ended June 30, 2007 from $8.0 million for the three-month period ended June 30, 2006. The average interest rate increased to 10.21% for the three-month period ended June 30, 2007 from 9.23% for the three-month period ended June 30, 2006, reflecting a general increase in interest rates and a 1.50% penalty on a portion of the term loans resulting from our late SEC filings. Our cash interest bearing outstanding debt was $297.4 million as of June 30, 2007 compared to $299.2 million as of June 30, 2006.
     Interest expense consists of the following:

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Interest expense:
Senior secured term loans	$3,351	$2,896
11 3/4% senior notes	4,994	4,994
12 1/2% senior discount notes — non-cash	3,329	2,949
Series B senior preferred stock — non-cash	6,215	5,224
Other	502	90

Total interest expense	18,391	16,153
Less: capitalized interest	(28)	(23)

Net Interest expense	$18,363	$16,130

     As of June 30, 2007 the Company had $125.5 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 8.86% and 11.36%. The average interest rate on the Term Loans was 10.21% for the three-month period ended June 30, 2007.
Discontinued Operations
     There were no significant items reported in discontinued operations for either of the three-month periods ended June 30, 2007 and 2006.
Provision for Income Taxes
     We have restated our financial statements for the three-month period ended June 30, 2006, for presentation of deferred tax expense, the related deferred tax assets and liabilities and the valuation allowance. (See “Restatement of Financial Statements” in Note 3 in the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.)
     The provision for income taxes was an expense $1.2 million for the three month period ended June 30, 2007 and a benefit of $3.2 million for the three-month period ended June 30, 2006, primarily reflecting deferred income taxes. The deferred income tax expense and benefit reflects the difference in book and tax basis for goodwill and other indefinite-lived assets. The expense for the three-month period ended June 30, 2007 reflects the increase in deferred tax liabilities due to the current year tax deduction for goodwill and indefinite lived assets, which is not reflected in book income. The $3.2 million benefit for the three-month period ended June 30, 2006 primarily reflects the impact on the cumulative difference between book and tax basis for goodwill and other indefinite-lived assets caused by the $24.4 million goodwill writeoff at Sundance/Newbridge. A current income tax expense of $0.1 and $0 million was recorded for the three month periods ended June 30, 2007 and 2006, respectively. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $0.1 million for both of the three month periods ended June 30, 2007 and 2006.
     Net Loss
     Net losses for the three-month periods ended June 30, 2007 and 2006 were $14.4 million and $28.7 million, respectively. Operating income increased $20.9 million to $5.4 million for the three month period ended June 30, 2007 from a $15.5 million loss for the three month period ended June 30, 2006 primarily due to the $24.4 million goodwill impairment charge recorded at Sundance/Newbridge in 2006. Other expenses increased $2.2 million period over period, primarily due to the increase in interest expense. The provision for income taxes increased $4.4 million period over period due to the impact of the goodwill impairment charge recorded at Sundance/Newbridge.
Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the six-month period ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007		2006
	(In thousands)
Revenue
K-12 Supplemental Education	$15,133	13.7%	$19,384	17.9%
Test Prep and Intervention	38,082	34.4%	36,065	33.3%
Library	42,952	38.8%	39,119	36.1%
Medical Education	14,630	13.1%	13,821	12.7%

Total Revenue	110,797	100.0%	108,389	100.0%
Cost of goods sold	31,568	28.5%	31,193	28.8%
Selling, general and administrative expenses:
Marketing and sales	29,449	26.6%	29,300	27.0%
Fulfillment and distribution	9,252	8.4%	9,023	8.3%
General and administrative expense	14,890	13.4%	13,784	12.7%
Restructuring charges	38	0.0%	407	0.4%

Total selling, general and administrative expenses	53,629	48.4%	52,514	48.4%
Amortization of pre-publication costs	11,310	10.2%	8,410	7.8%
Goodwill impairment charge	—	0.0%	24,393	22.5%
Depreciation expense/amortization of intangibles	2,871	2.6%	2,722	2.5%

Income (loss) from operations	11,419	10.3%	(10,843)	(10.0)%
Interest expense	35,642	32.1%	31,965	29.5%
Other expenses, net of interest income	147	0.2%	260	0.2%

Loss before taxes	(24,370)	(22.0)%	(43,068)	(39.7)%
Tax provision	(2,602)	(2.3)%	1,887	1.7%%

Loss before discontinued operations	(26,972)	(24.3)%	(41,181)	(38.0)%
Loss from discontinued operations	(77)	(0.1)%	(17)	(0.0)%

Net loss	$(27,049)	(24.4)%	$(41,198)	(38.0)%

Revenue
     Our total revenue increased $2.4 million, or 2.2%, to $110.8 million for the six-month period ended June 30, 2007 from $108.4 million for the six-month period ended June 30, 2006. The increase is due to growth in the Library, Test-prep and Intervention and Medical Education segments partially offset by the continued decline from our K-12 Supplemental Education segment.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $4.3 million, or 21.9%, to $15.1 million for the six-month period ended June 30, 2007, from $19.4 million for the six-month period ended June 30, 2006. The decline reflects the continuing impact of factors that we have detailed previously. These factors include what we believe is a significantly more competitive market that has made it difficult for us to maintain or grow our market share and what we believe is a shift away from purchasing our K-12 Supplemental materials as a result of the extremely high level of attention being given to the new NCLB mandated tests. In addition, we also believe that our business has been negatively affected by a trend towards product purchase decisions being made at levels above the school facility level, such as the district or state level, which favors the larger well known basal publishing brands and products. To address these challenges, we have implemented numerous product positioning and marketing initiatives to differentiate our existing products from the competition, as well as pursuing new product development opportunities which will further differentiate and diversify our product lines.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $2.0 million, or 5.6%, to $38.1 million for the six-month period ended June 30, 2007, from $36.1 million for the six-month period ended June 30, 2006. Revenues for Triumph Learning and Buckle Down product lines increased $2.7 million, or 11.2%, to $26.5 million for the six-month period ended June 30, 2007 from $23.8 million for the six-month period ended June 30, 2006. The increase is attributable to the continued success of our Triumph Learning and Buckle Down published state, subject and grade specific test-prep study materials, which have benefited from the provisions of the NCLB Act, as previously detailed. Revenue from Options Publishing decreased $0.7 million, or 5.3%, to $11.6 million for the six-month period ended June 30, 2007 from $12.3 million for the three-month period ended June 30, 2006. We believe the decline in period over period revenue for Options Publishing results from the focus of buying decisions on test-preparation products and also the trend of purchase decisions being made at higher school administration levels, as mentioned above in the K-12 Supplemental Education discussion.
     Library. Revenue for the Library segment increased $3.8 million, or 9.8%, to $43.0 million for the six-month period ended June 30, 2007, from $39.1 million for the six-month period ended June 30, 2006. The majority of the segment revenue growth is attributable to the 13% increase in the core public library channel, which represented approximately 65% of the business for the period and a 40% increase in the school channel. The library channel growth was primarily due to strong download audio sales, increased revenue in the United Kingdom and incremental revenue from Playaway, the new preloaded digital audio player product offered by Recorded Books while the school channel revenue was driven by Plugged-in to Reading, the program developed by Dr. Janet Allen to aid struggling readers.
     Medical Education. Revenue for the Medical Education segment increased $0.8 million, or 5.9%, to $14.6 million for the six-month period ended June 30, 2007, from $13.8 million for the six-month period ended June 30, 2006. The increase in segment revenue is primarily attributable to the Wellness channel products, which include newsletters and calendars as well as other ancillary products.
Cost of Goods Sold
     Cost of goods sold increased $0.4 million, or 1.2%, to $31.6 million for the six-month period ended June 30, 2007 from $31.2 million for the six-month period ended June 30, 2006. Cost of goods sold as a percentage of revenue decreased to 28.5% from 28.8% period over period.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $0.7 million, or 12.1%, to $4.8 million for the six-month period ended June 30, 2007 from $5.4 million for the six-month period ended June 30, 2006 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 31.5% from 28.0% period over period primarily due to increased inventory obsolescence provisions.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment decreased $0.2 million, or 2.8%, to $7.3 million for the six-month period ended June 30, 2007 from $7.5 million for the six-month period ended June 30, 2006. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 19.1% from 20.7% period over period primarily due to a decrease in inventory obsolescence provisions.
     Library. Cost of goods sold for the Library segment increased $1.4 million, or 9.9% to $15.4 million for the six-month period ended June 30, 2007 from $14.0 million for the six-month period ended June 30, 2006 due to the corresponding growth in revenue. Cost of goods sold as a percentage of revenue was 35.8% for both periods ended June 30, 2007 and 2006, reflecting the benefit of a favorable sales mix offsetting with increased inventory obsolescence provisions and additional costs associated with the introduction of MyLibraryDV.
     Medical Education. Cost of goods sold for the Medical Education segment decreased $0.1 million, or 3.5% to $4.1 million for the six-month period ended June 30, 2007 from $4.3 million for the six-month period ended June 30, 2006. Cost of goods sold as a percentage of revenue decreased to 28.2% from 31.0% period over period, primarily due to cost savings realized in transitioning from an external vendor to an in-house production of the CMEinfo products.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $1.1 million, or 2.1%, to $53.6 million for the six-month period ended June 30, 2007 from $52.5 million for the six-month period ended June 30, 2006. Selling, general and administrative expense as a percentage of revenue was 48.4% for both of the six-month periods.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $1.6 million, or 13.9%, to $9.8 million for the six-month period ended June 30, 2007 from $11.4 million for the six-month period ended June 30, 2006 due to a reduction in revenue based costs including commissions and overhead expenses eliminated with the closing of our New York office. Selling, general and administrative expenses as a percentage of revenue increased to 64.7% from 58.6% period over period primarily due to decreased revenue and fixed expenses such as salaries.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $1.8 million, or 10.7%, to $18.3 million for the six-month period ended June 30, 2007 from $16.6 million for the six-month period ended June 30, 2006. The increase was primarily due to volume related commission expenses, increased catalog and direct mail related marketing expenses and increased overhead cost from the Northborough warehouse facility.

Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 48.1% from 45.9% period over period due to the increased catalog and direct mail related expenses as well as the increased facility costs from the fulfillment and distribution function.
     Library. Selling, general and administrative expense for the Library segment increased $0.2 million, or 1.8%, to $14.0 million for the six-month period ended June 30, 2007 from $13.7 million for the six-month period ended June 30, 2006 primarily due to increased legal expenses incurred in the second quarter of 2007 related to the negotiations for the MyLibraryDV contractual arrangement between Recorded Books and several third parties to distribute video content. Selling, general and administrative expense as a percentage of revenue decreased to 32.6% from 35.1% period over period, primarily due to the favorable impact of the revenue increase on fixed costs, most notably marketing related costs.
     Medical Education. Selling, general and administrative expense for the Medical Education segment was $7.8 million for both of the six-month periods ended June 30, 2007 and June 30, 2006. Selling, general and administrative expense as a percentage of revenue decreased to 53.1% from 56.3% period over period primarily due to reduced marketing expenses for non-subscription programs within our core medical education product line, the absence of transition expenses related to the acquisition of CMEinfo that were incurred in 2006 and additional costs savings achieved through process improvements.
     Corporate. Our corporate general and administrative expenses increased $0.7 million, or 22.3% to $3.8 million for the six-month period ended June 30, 2007 from $3.1 million for the six-month period ended June 30, 2006 primarily due to legal and related costs in 2007 associated with the previously reported on shareholder investigation and recapitalization plan.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $2.9 million to $11.3 million for the six-month period ended June 30, 2007, from $8.4 million for the six-month period ended June 30, 2006. The increase over the prior period reflects a $2.2 million write down of prepublication cost assets within our K-12 Supplemental Education segment resulting from the continued poor revenue performance of our Sundance/Newbridge brand products. Excluding the 2007 write down at Sundance/Newbridge, the current level of amortization expense reflects the greater emphasis on investment spending in recent years that will continue through 2007.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles was $2.9 million for the six-month period ended June 30, 2007 and $2.7 million for the six-month period ended June 30, 2006.
Interest Expense
     Interest expense increased $3.7 million, or 11.5%, to $35.6 million for the six-month period ended June 30, 2007 from $32.0 million for the six-month period ended June 30, 2006. This increase was due to the compounding effect of interest on our Senior Discount Notes and Preferred B and the increase in rates on our Term Loans. Our total outstanding debt increased from $535.9 million as of June 30, 2006 to $571.0 million as of June 30, 2007. The increase is a result of accretion on the Preferred B and amortization of the discount on our Senior Discount Notes, and a charge to interest related to the increase in fair value of our Preferred Warrants due to the recapitalization offset slightly by principal payments on our Term Loans.
     Cash interest expense increased $0.7 million to $16.6 million for the six-month period ended June 30, 2007 from $15.9 million for the six-month period ended June 30, 2006. The average interest rate increased to 9.92% for the six-month period ended June 30, 2007 from 9.02% for the six-month period ended June 30, 2006, reflecting a general increase in interest rates and a 1.50% penalty on a portion of the term loans resulting from our late SEC filings. Our cash interest bearing outstanding debt was $297.4 million as of June 30, 2007 compared to $299.2 million as of June 30, 2006.
     Interest expense consists of the following:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Interest expense:
Senior secured term loans	$6,393	$5,741
11 3/4% senior notes	9,987	9,987
12 1/2% senior discount notes — non-cash	6,534	5,788
Series B senior preferred stock — non-cash	12,187	10,320
Other	590	175

Total interest expense	35,691	32,011
Less: capitalized interest	(49)	(46)

Net Interest expense	$35,642	$31,965

     As of June 30, 2007 the Company had $125.5 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 8.86% and 11.36%. The average interest rate on the Term Loans was 9.92% for the six-month period ended June 30, 2007.
Discontinued Operations
     There were no significant items reported in discontinued operations for either of the six-month periods ended June 30, 2007 and 2006.
Provision for Income Taxes
     We have restated our financial statements for the six-month period ended June 30, 2006, for presentation of deferred tax expense, the related deferred tax assets and liabilities and the valuation allowance. (See “Restatement of Financial Statements” in Note 3 in the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.)
     The provision for income taxes was an expense $2.6 million for the six-month period ended June 30, 2007 and a benefit of $1.9 million for the six-month period ended June 30, 2006, primarily reflecting deferred income taxes. The deferred income tax expense and benefit reflects the difference in book and tax basis for goodwill and other indefinite-lived assets. The expense for the six-month period ended June 30, 2007 reflects the increase in deferred tax liabilities due to the current year tax deduction for goodwill and indefinite lived assets that is not reflected in book income. The $1.9 million benefit for the six-month period ended June 30, 2006 primarily reflects the impact on the cumulative difference between book and tax basis for goodwill and other indefinite-lived assets caused by the $24.4 million goodwill writeoff at Sundance/Newbridge. A current income tax expense of $0.2 million was recorded for both of the six-month periods ended June 30, 2007 and 2006. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $0.6 million for both of the six-month periods ended June 30, 2007 and 2006.
     Net Loss
     Net losses for the six-month periods ended June 30, 2007 and 2006 were $27.0 million and $41.2 million, respectively. Operating income increased $22.3 million to $11.4 million for the six-month period ended June 30, 2007 from a loss of $10.8 million for the six-month period ended June 30, 2006 primarily due to the $24.4 million goodwill writeoff at Sundance/Newbridge. The provision for income taxes increased $4.5 million period over period, primarily due to the impact on deferred taxes of the goodwill impairment charge at Sundance/Newbridge. Other expenses increased $3.6 million period over period, primarily due to the increase in interest expense.
Liquidity and Capital Resources
     We have relied primarily on our available cash balance to fund our working capital, capital expenditure, business acquisition and debt service requirements. As of June 30, 2007 we have an available cash balance of $56.5 million. During the six-month period ended June 30, 2007 we funded $12.0 million in pre-publication costs for new product development, $1.4 million of capital expenditures for property and equipment, and $17.0 million of cash interest on our 11 3/4% senior notes and senior secured Terms Loans and principal payments on our senior secured Terms Loans. In addition to our available cash balance, our $30 million Facility was undrawn at June 30, 2007. This facility is being cancelled in August 2007 at the management’s request.
     As previously disclosed, we were not compliant with certain customary affirmative covenants with respect to timely delivery of our financial statements as of June 30, 2007. However, we were compliant with all the applicable debt covenants as of July 19, 2007. Refer to Note 21 “Subsequent Event” of our consolidated financial statements set forth in Item 8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     As of June 30, 2007, we had accrued $53.1 million for unpaid cash dividends on the Preferred B. We are restricted from making cash dividend payments on the Preferred B by restrictive payment provisions of our 12 1/2% Senior Discount Notes agreement.

     We are highly leveraged and have significant debt service obligations. Our primary sources of liquidity are our available cash balance and cash flow from operations. We expect that ongoing requirements for debt service, working capital, capital expenditures and permitted business acquisitions will be funded from these sources.
     Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized, based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our future liquidity needs until the maturity of our Senior Secured Term Loans in August 2008. With respect to our Term Loans, while we cannot guarantee that capital market conditions will exist which allow for the refinancing of the balance outstanding, with the secured position of this debt in the Company’s assets, its relatively high seniority in our capital structure, the attractiveness of the floating interest rate feature, and liquidity in the capital markets for this form of investment for lenders, we expect to be able to complete a refinancing of our Term Loans at or prior to their maturity. In addition, from time to time as needs arise, we may seek to raise additional capital through the issuance of debt or equity securities on terms to be determined at the time of such issuances, to finance possible future acquisitions, the maturity of the Term Loans or other general corporate purposes.
Cash Flows
     Net cash provided by operating activities decreased to $0.8 million for the six-month period ended June 30, 2007 from $3.8 million for the six-month period ended June 30, 2006, primarily due to greater working capital needs due to decrease in accounts payable and other liabilities compared to prior period.
     Cash used in investing activities increased to $13.4 million for the six-month period ended June 30, 2007 from $12.1 million for the six-month period ended June 30, 2006. Cash used in investing activities consists primarily of expenditures on pre-publication costs and property, plant and equipment.
     Cash used in financing activities was $0.7 million for both of the three month periods ended June 30, 2007 and 2006, primarily reflecting principal payments on our Senior Secured Term Loans.
Capital Expenditures
     Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the six-month period ended June 30, 2007, we had $12.0 million of pre-publication expenditures compared to $11.8 million during the three-month period ended June 30, 2006. We plan expenditures of $23.9 million for pre-publication costs in 2007. This level of spending is intended to support our successful core products and allow for the development of new products.
     Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the six-month period ended June 30, 2007 we had $1.4 million of property, building and equipment expenditures compared to $1.7 million for the six-month period ended June 30, 2006. We plan expenditures of $3.1 million for property and equipment in 2007. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, the rollout of a customer relationship management (“CRM”) system for several businesses, and general additions to furniture, fixtures and equipment.
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
     As of June 30, 2007, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.2 million. As of June 30, 2007, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.1 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.
     Our $30.0 million Facility is available to finance our working capital requirements, subject to certain restrictive covenants that can reduce the available aggregate borrowings under the Facility. As of June 30, 2007, the available borrowing capacity under the Facility, which was undrawn, was $22.5 million, and the applicable interest rate is based on LIBOR plus an applicable spread. Also as of June 30, 2007, we had $125.5 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, were 9.86% for the First Term Loan and 8.86% for the Second Term Loan.
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transaction gain or loss recognized in our statement of operations due to currency fluctuations, mainly fluctuations in UK pounds. As a result, we do not hedge the exposure to these changes. As of June 30, 2007, a hypothetical 10% change in the foreign currency exchange rates applicable to such transactions would not have a material impact on our results of operations.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Due to the identification of a material weakness in internal control over financial reporting during the audit for the year ended December 31, 2006 related to technical deficiencies in expertise with respect to (i) our accounting for income taxes, (ii) our application of FSP No. 150-5 to our Preferred Warrants and (iii) our calculation of the amount of goodwill impairment at Options Publishing, we concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in reports filed with the SEC is recorded, processed, summarized and reported on in a timely basis.
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
     As a result of the deficiencies that are described above, each of which was discovered during the audit of the financial statements for our fiscal year ended December 31, 2006, management determined that a material weakness in internal control over financial reporting related to our technical expertise in these areas exists. This determination prompted our management to conclude that, as of December 31, 2006 and continuing at June 30, 2007, there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. This material weakness exists because our management does not currently have adequate technical expertise with respect to these technical areas to effectively oversee and review our accounting in this area. This lack of adequate technical expertise resulted in a misstatement in our accounting for income taxes during the years and related quarterly periods ended December 31, 2004 and 2005 and for the first three quarters of 2006, a misstatement in the classification of the Preferred Warrants in the third quarter of 2005 and a calculation error in the goodwill impairment for Options Publishing as of October 1, 2006, which was identified during the course of our 2006 audit. As a result of these items, we provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 a restatement of our financial statements as of and for the years and related quarterly periods ended December 31, 2004, 2005 and for each of the three fiscal quarters in 2006.
(b) Changes in Internal Controls over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

HAIGHTS CROSS COMMUNICATIONS, INC.
By:

Dated: August 14, 2007	/s/ Peter J. Quandt
Peter J. Quandt
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 14, 2007	/s/ Paul J. Crecca
Paul J. Crecca
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 14, 2007	/s/ Mark Kurtz
Mark Kurtz
Vice President of Finance and Accounting and Chief Accounting Officer (Principal Accounting Officer)