Form 10-Q
period 2007-09-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2007-11-14
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 333-109381
Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	13-4087398 (I.R.S. Employer Identification Number)

10 New King Street White Plains, NY (Address of Principal Executive Offices)	10604 (Zip Code)
Registrant’s Telephone Number, Including Area Code:
(914) 289-9400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 9,929,703 shares of common stock, par value $0.001 per share, outstanding as of October 31, 2007.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report for the
Quarter Ended September 30, 2007

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
		As restated		As restated
Revenue	$63,685	$58,940	$174,482	$167,329
Costs and expenses:
Cost of goods sold	17,924	16,186	49,492	47,379
Marketing and sales	15,173	14,712	44,622	44,012
Fulfillment and distribution	4,861	4,320	14,113	13,343
General and administrative	12,529	6,254	27,419	20,038
Restructuring charges	19	—	57	407
Amortization of pre-publication costs	4,754	7,593	16,064	16,003
Goodwill impairment charge	—	—	—	24,393
Depreciation expense and amortization of intangibles	1,403	1,398	4,274	4,120

Total cost and expenses	56,663	50,463	156,041	169,695

Income (loss) from operations	7,022	8,477	18,441	(2,366)
Other (income) expense:
Interest expense	14,520	16,740	50,162	48,705
Interest income	(754)	(698)	(2,403)	(2,070)
Amortization of deferred financing costs	871	876	2,664	2,509
Gain on troubled debt restructuring	(115,595)	—	(115,595)	—
Other expense	247	9	250	8

Total other (income) expenses	(100,711)	16,927	(64,922)	49,152

Income (loss) before provision for income taxes	107,733	(8,450)	83,363	(51,518)

(Provision) benefit for income taxes	(712)	(870)	(3,314)	1,017

Income (loss) before discontinued operations	107,021	(9,320)	80,049	(50,501)
Discontinued operations:
Loss on disposal of discontinued operations	(8)	—	(85)	(17)

Net income (loss)	107,013	(9,320)	79,964	(50,518)
Gain on recapitalization	34,353	—	34,353	—
Preferred stock dividends and accretion	(411)	(848)	(2,182)	(2,466)

Net income (loss) available to common stockholders	$140,955	$(10,168)	$112,135	$(52,984)

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	Unaudited	Audited
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,335	$69,847
Accounts receivable, net	31,914	22,462
Inventory, net	23,758	23,242
Direct response advertising costs — current portion, net	4,956	3,838
Prepaid royalties	6,298	6,135
Prepaid expenses and other current assets	2,855	2,658

Total current assets	118,116	128,182
Pre-publication costs, net	46,586	45,173
Direct response advertising costs, net	8,535	7,389
Property and equipment, net	11,082	11,279
Goodwill	135,566	135,566
Intangible assets, net	22,238	24,242
Deferred financing costs, net	7,259	10,347
Other assets	495	508

Total assets	$349,877	$362,686

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$29,927	$30,862
Accrued interest	4,029	9,039
Deferred subscription revenue	16,015	14,140
Current portion of long term debt	125,175	1,300

Total current liabilities	175,146	55,341
Long term liabilities:
Senior secured term loan	—	124,850
11 3/4% senior notes	171,789	172,146
12 1/2% senior discount notes	114,845	104,847
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding at December 31, 2006 (approximate aggregate liquidation value as of December 31, 2006 of $151,459); 6,000,000 shares authorized, none outstanding at September 30, 2007	—	149,626
Deferred tax liability	17,916	14,905
Deferred gain on Series B cancellation and other long term liabilities	632	3,838

Total long term liabilities	305,182	570,212
Commitments(Note 13)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding at December 31, 2006 (approximate aggregate liquidation value as of December 31, 2006 of $39,328); 30,000 shares authorized, none outstanding at September 30, 2007	—	39,196
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding at December 31, 2006 (approximate aggregate liquidation value as of December 31, 2006 of $4,004) ; 3,500 shares authorized, none outstanding at September 30, 2007	—	1,855

Total redeemable preferred stock	—	41,051
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,012,914 shares issued and outstanding at December 31, 2006 and 9,929,703 shares issued and outstanding at September 30, 2007	10	20
Accumulated paid in capital	61,190	32
Accumulated other comprehensive income	842	658
Accumulated deficit	(192,493)	(304,628)

Total stockholders’ deficit	(130,451)	(303,918)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$349,877	$362,686

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
		(As restated)
Operating activities from continuing operations
Net income (loss) from continuing operations	$80,049	$(50,501)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Gain on troubled debt restructuring- non-cash	(115,595)	—
Non-cash interest expense	25,059	24,691
Allowance for doubtful accounts and obsolescence	5,064	4,607
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	20,337	20,123
Amortization of deferred financing costs	2,931	2,510
Amortization of premium on 11 3/4% senior notes	(357)	(363)
Goodwill impairment charge	—	24,393
Deferred taxes — non-cash	3,011	(1,292)
Restricted stock compensation expense	1,407	—
Other non-operating expense- non-cash	422	11
Changes in operating assets and liabilities:
Accounts receivable	(11,796)	(10,753)
Inventory	(3,255)	(4,611)
Prepaid expenses, royalty advances and other current assets	(361)	2,447
Direct response advertising costs	(2,264)	(1,817)
Other assets	14	(17)
Accounts payable, accrued and other liabilities	(594)	(1,171)
Accrued interest	(5,010)	(4,851)
Deferred subscription revenue	1,875	2,759

Net cash provided by operating activities from continuing operations	937	6,165
Investing activities
Additions to pre-publication costs	(17,416)	(17,523)
Additions to property and equipment	(2,025)	(2,119)
Additions to intangible assets	(45)	(25)
Acquisitions, net of cash acquired	—	907
Proceeds from sale of business	—	500
Proceeds from sale of assets	6	9

Net cash used in investing activities	(19,480)	(18,251)
Financing activities
Transaction cost-troubled debt restructuring and recapitalization	(1,932)	—
Proceeds from exercise of stock options	—	10
Repayment of senior secured term loan	(975)	(975)
Additions to deferred financing costs	(88)	(103)

Net cash used in financing activities	(2,995)	(1,068)

Effect of exchange rates on cash	132	124

Cash flows of discontinued operations
Operating cash flows	(106)	(166)

Net cash used in discontinued operations	(106)	(166)

Net decrease in cash and cash equivalents	(21,512)	(13,196)
Cash and cash equivalents at beginning of period	69,847	69,592

Cash and cash equivalents at end of period	$48,335	$56,396

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
     The Company is a developer and publisher of products for the K-12 supplemental education, library and medical education markets. The Company’s products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. The Company’s products are sold primarily to schools, libraries and medical professionals.
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

3. Restatement of Financial Statements
     The financial statements for the three and nine month periods ended September 30, 2006 have previously been restated for the following item.
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
     The Company determined that it should increase the valuation allowance on deferred income tax assets from amounts that had previously been provided. Historically, the Company has recorded deferred income tax liabilities and the related deferred income tax expense based on netting deferred tax liabilities resulting from goodwill deductions on certain reporting units against deferred tax assets resulting from goodwill impairments on other reporting units prior to determining the required valuation allowance. Because of the uncertainty of the realization of the deferred tax assets related to goodwill, the Company has determined that the valuation allowance should be increased for these items. Accordingly, the Company has restated the deferred income tax expense and related deferred income tax liability at and for the three and nine months periods ended September 30, 2006.
     Deferred income tax expense and the related deferred tax liability are non-cash items for the Company and are excluded when the Company is evaluating compliance with the debt covenants applicable to its existing financing arrangements. The restatement had no effect on cash tax expense or actual cash income taxes due. The Company’s Net Operating Loss (NOL) carryforward at December 31, 2006 of approximately $112.1 million and the ability to offset future current income tax liabilities against this NOL was also unaffected by this restatement.
     As a result of the restatement, the tax provision for income taxes and the net loss was increased by $1.0 million and $2.1 million for three and nine- months ended September 30, 2006, respectively.
4. Stock-Based Compensation
     Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period for each option. The Company did not issue any form of stock-based compensation during the three and nine months ended September 30, 2007, and for the three and nine-month periods ended September 30, 2007 and 2006, compensation expense recorded relating to the grant of stock options was de minimus.
     On August 10, 2007, we consummated a recapitalization agreement (the “Recapitalization Agreement”) (See Note 17). In connection with the consummation of the Recapitalization Agreement, our stock option plan was terminated and all outstanding options canceled. We do not intend at this time to grant stock options in the future.
     Additionally, pursuant to a Management Stock Purchase Agreement dated August 10, 2007, Mr. Crecca and Mr. Quandt purchased 75,000 and 225,000 shares of restricted shares, respectively. Mr. Quandt’s 225,000 shares of common were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $1.4 million during the quarter ended September 30, 2007.
5. Inventory
     Inventory consists of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$1,282	$1,371
Work-in-process	693	1,013
Finished goods	26,944	24,541

	28,919	26,925
Allowance for obsolescence	5,161	3,683

Inventory, net	$23,758	$23,242

6. Pre-publication Costs
     Pre-publication costs consist of the following:

	September 30,	December 31,
	2007	2006
Pre-publication costs	$106,313	$92,851
Less accumulated amortization	59,727	47,678

Pre-publication costs, net	$46,586	$45,173

     During the second and third quarters of 2006 the Company completed an impairment test of its pre-publication assets in its K-12 Supplemental Education segment which consists of Sundance/Newbridge as indications of impairment existed due to declines in revenues and operating profits. The fair value of the pre-publication assets was tested at a series level and the fair values of certain series, based on a discounted cash flow analysis, were below the unamortized cost basis, resulting in impairment charges of $0.1 million and $2.9 million in the second and third quarters, respectively, that were recorded to amortization of pre-publication costs for the applicable periods. During the second quarter of 2007 the Company completed an impairment test of the pre-publication assets at the series level, due to continued declines in revenues and operating profits, which resulted in a $2.2 million charge that was recorded to amortization of pre-publication costs for the period.
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

Definite Life Assets	Lives	September 30, 2007	December 31, 2006
Customer list	10 years	$23,240	$23,240
Non-compete agreements	3-5 years	1,900	1,900
Other	5 years	163	171

		25,303	25,311
Less: accumulated amortization		(7,915)	(5,898)

		17,388	19,413
Trademarks	Indefinite	4,850	4,829

Net intangible assets		$22,238	$24,242

     Amortization expense for each of the three-month periods ended September 30, 2007 and 2006 was $0.7 million and for each of the nine-month periods ended September 30, 2007 and 2006, was $2.0 million. Accumulated amortization amounts by asset type as of September 30, 2007 were $6.8 million for customer list, $1.0 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2006 was $5.0 million for customer lists, $0.7 million for non-compete agreements and $0.2 million for other intangible assets.

     Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total
Amortization of intangibles:
Remainder of 2007	$683
2008	2,721
2009	2,668
2010	2,424
2011	2,321
Thereafter	6,571

$17,388

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
     The cost of the restructuring activity by type is as follows:

	Warehouse and Order Fulfillment Consolidation
	Severance and	Lease	Relocation
	related	terminations costs	and other	Total
Amount expected to be incurred	$65	$180	$162	$407

Accrued restructuring liability as of December 31, 2005	—	—	—	—
Restructuring expense	13	—	121	134
Cash paid	(13)	—	(89)	(102)

Accrued restructuring liability as of June 30, 2006	—	—	32	32
Restructuring expense	52	180	41	273
Cash paid	(43)	(24)	(72)	(139)

Accrued restructuring liability as of June 30, 2006	9	156	1	166
Restructuring expense	—	—	—	—
Cash paid	(9)	(24)	(1)	(34)

Accrued restructuring liability as of September 30, 2006	—	132	—	132
Restructuring expense	—	—	—	—
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of December 31, 2006	—	105	—	105
Restructuring expense	—	19	—	19
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of March 31, 2007	—	97	—	97
Restructuring expense	—	19	—	19
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of June 30, 2006	—	89	—	89
Restructuring expense	—	19	—	19
Cash paid	—	(28)	—	(28)

Accrued restructuring liability as of September 30, 2007	$—	$80	$—	$80

     All restructuring activity for the periods presented was related to Buckle Down Publishing and is therefore reported within the Test-prep and Intervention segment.
     On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph, whereas the management of Options Publishing was merged into Triumph and the warehouse functions of Options Publishing would be consolidated into the shared services division; the accounting functions will be taken over by the Triumph general accounting group located in New York City; customer services, warehousing and fulfillment will be incorporated in to the shared service facility in

Northborough, MA; and the manufacturing and product purchasing functions will be consolidated into a new shared manufacturing group that is being formed in our Iowa City location. The purpose of this restructuring is to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph will be moved to other locations to improve processes, leverage shared resources and take advantage of lower costs facilities. The accounts receivable and cash applications functions will be relocated to Northborough, MA; and the manufacturing functions located in NY will be moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph accounting group will take over certain accounting functions from Sundance Newbridge related to the shared service facility in Northborough, MA.
     On September 28, 2007 the Board of Directors also authorized a restructuring of Sundance Newbridge whereas the Company will reduce its workforce by approximately 30 employees and will refocus its distributed product line over the subsequent months. All remaining operations have been retrenched or modified to maximize asset value and generate positive cash flow. The purpose of this effort is to save operational costs and to respond to the issues in the marketplace while improving business’ financial performance.
     All restructuring activity related to Sundance Newbridge will be reported within our K-12 Supplemental Education segment and the restructuring activity related to Triumph and Options Publishing will be reported within our the Test-prep and Intervention segment.
10. Income Taxes
     Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company did not recognize any adjustments in the liability for unrecognized tax benefits. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. There were no interest and penalty expense related income tax matters recorded during the three and nine months ended September 30, 2007.
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
     The provision for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Current income tax expense:
Foreign	$(100)	$(95)	$(303)	$(275)
Deferred income tax expense:
U.S. Federal	(612)	(775)	(3,011)	1,292

Total benefit (provision) for income taxes	$(712)	$(870)	$(3,314)	$1,017

     Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.3 million in each of the three-month periods ended September 30, 2007 and 2006 and $0.9 million in each of the nine-month periods ended September 30, 2007 and 2006.
     The deferred income tax provision for the three and nine-month periods ended September 30, 2007 and September 30, 2006 relates to the book and tax difference for goodwill and other indefinite life assets for these periods. The expense for the three and nine months ended September 30, 2007 reflects the increase in deferred tax liabilities due to the current year increase in the valuation allowance for deferred tax assets consisting primarily of net operating loss carryforwards. The $0.8 million expense for the three months ended September 30, 2006 also reflects the increase in deferred tax liabilities due to the prior year tax deduction for goodwill and indefinite lived assets that is not reflected in book income. The $1.3 million benefit for the nine months ended September 30, 2006 primarily reflects the impact on the cumulative difference between book and tax basis for goodwill and other indefinite-lived assets from the $24.4 million goodwill write-off at Sundance/Newbridge.

     In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon facts and circumstances known to the Company. The Company’s effective rate is based on expected pretax loss, statutory tax rates, changes in the deferred tax asset valuation allowance and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. A reconciliation of the statutory Federal income tax rate to the effective rate for the nine-month periods ended September 30, 2007 and 2006, respectively, is as follows:

	Nine Months Ended
	September 30,
	2007	2006
Statutory rate	34%	34%
State and local income taxes (net of federal benefit)	6%	6%
Non-taxable gain on recapitalization	(55)%	—
Change in valuation allowance	9%	(23)%
Non-deductible interest expense	9%	(14)%
Other	1%	(1)%

Effective tax rate	4%	2%

     Under Section 382 of the Internal Revenue Service Code, based on the change of control discussed in Note 12, there could be limitations on the utilization of the Company’s NOL deductions in future periods. The annual limitation on utilization of NOL’s is expected to be approximately $20 million. The Company has evaluated the impact of this change of control on the utilization of our NOL’s and believes the impact of the 382 limitation will not be significant.
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
     On August 15, 2007, we terminated the Facility, which Haights Cross had never drawn upon and which was scheduled to expire by its terms in May 2008.
     The First Term Loan matures on August 20, 2008, is secured by a lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The First Term Loan contains customary restrictive covenants and debt incurrence tests. The First Term Loan bears interest at a variable rate based on the Eurodollar (subject to a 2% floor), plus an applicable margin based on a graduated rate schedule. As of September 30, 2007, the effective interest rate on all borrowings under the First Term Loan was 10.06%. Beginning on November 15, 2003 and continuing through maturity, the Company is required to make principal payments on the First Term Loan of $250,000 per quarter.
     The Senior Notes mature on August 15, 2011, and are subordinate to the Term Loans (as defined below). The Senior Notes contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004.
     On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders with, the original Senior Notes. In connection with the issuance of the additional Senior Notes, Haights Cross entered into a new $30.0 million Senior Secured Term Loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. The Second Term Loan also matures on August 20, 2008. As of September 30, 2007, the effective interest rate on all borrowings under the Second Term Loan was 9.06%. As of September 30, 2007, the Company had $170.0 million aggregate principal amount of outstanding Senior Notes and $125.2 million aggregate principal amount of indebtedness outstanding under the Term Loans. The balance of the Term Loans is classified as short term liability.
     The Term Loans and the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 16.)

     12 1/2% Senior Discount Notes
     On February 2, 2004, Haights Cross Communications issued $135.0 million aggregate principal amount at maturity of its 12 1/2% Senior Discount Notes due 2011 (the “Senior Discount Notes”), for which it received net proceeds of $73.7 million. The Senior Discount Notes mature on August 15, 2011, with each Senior Discount Note having an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, after which the Company will be required to make cash interest payments every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications and rank equally with all of Haights Cross Communications’ existing and future unsecured senior indebtedness and are senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of Haights Cross Communications’ existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The Senior Discount Notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Term Loans and the Senior Notes. The Company can redeem the Senior Discount Notes on or after February 15, 2008 and, prior to February 15, 2007, may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with net cash proceeds from certain equity offerings. The Senior Discount Notes contain customary restrictive covenants and debt incurrence tests.
     The following table is a summary of the Company’s current outstanding debt as of September 30, 2007 (in thousands):

					Interest Rate	Book Value
				Premium	as of	as of
	Issuance	Due	Face	(Discount)	September 30,	September 30,
Instrument	Date	Date	Amount	At issuance	2007	2007
Haights Cross:
Senior secured term loan	08/20/03	08/20/08	$100,000	—	10.06%	$96,000
Senior secured term loan	12/10/04	08/20/08	$30,000	—	9.06%	29,175

						125,175

11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	31,789

Haights Cross Communications:						171,789

12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	114,845

Total debt						$411,809

     The following table shows the required future repayments under the Company’s current financing arrangements as of September 30, 2007 (in thousands):

Remainder of 2007	$325
2008	124,850
2009	—
2010	—
2011	305,000

Total	430,175
Less: Unamortized discounts and other	(18,366)

$411,809

12. Equity and Redeemable Preferred Stock
     On December 10, 1999, the Company issued 22,476 shares of voting Series A preferred stock (the “Preferred A”). The Preferred A had a liquidation value of $1,000 per share, plus any accrued but unpaid dividends, accrued quarterly cumulative dividends at an annual rate of 8%, and was redeemable at the option of the holders thereof beginning on December 31, 2019 at a redemption price equal to $1,000 per share, plus any accrued but unpaid dividends. Upon the closing of the Recapitalization Agreement, all outstanding shares of Preferred A were converted to common stock at an agreed upon rate, and no shares of Preferred A remain outstanding.
     On December 10, 1999, the Company issued 2,400,000 shares of nonvoting Series B senior preferred stock (the “Preferred B”). The Preferred B had a liquidation value of $25 per share, plus any accrued but unpaid dividends accrued quarterly cumulative dividends at an annual rate of 16%, and was mandatorily redeemable by the Company on December 10, 2011 at a redemption price equal to its liquidation value, plus any accrued but unpaid dividends. Upon the closing of the Recapitalization Agreement, all outstanding shares of Preferred B were converted to common stock at an agreed upon rate, and no shares of Preferred B remain outstanding.

     In connection with the issuance of the Preferred B on December 10, 1999, the Company also issued warrants to acquire common stock (the “Common Warrants”), and warrants to acquire Preferred A (the “Preferred Warrants”). Upon the closing of the Recapitalization Agreement, all outstanding Common Warrants were canceled and all outstanding Preferred Warrants were converted into warrants to acquire common stock at an agreed upon rate.
     On April 15, 2004, in connection with the acquisition of Buckle Down Publishing, the Company issued 3,500 shares of Series C preferred stock (the “Preferred C”). The Preferred C had a liquidation value of $1,000 per share, plus any accrued but unpaid dividends, accrued quarterly cumulative dividends at an annual rate of 5%, was automatically convertible into common stock upon the consummation of the Company’s initial public offering, was redeemable at the option of the holder thereof beginning on April 15, 2012 at a redemption price equal to $1,000 per share plus any accrued but unpaid dividends, and was redeemable at the option of the Company at a redemption price equal to 101% of the per share liquidation value plus any accrued but unpaid dividends. Upon the closing of the Recapitalization Agreement, all outstanding shares of Preferred C were converted to common stock at an agreed upon rate, and no shares of Preferred C remain outstanding.
     See Note 17 below for a description of the Recapitalization Agreement referred to above.
13. Commitments
     From time to time, the Company is involved in litigation that it considers to be ordinary routine litigation incidental to our business. The Company is not presently involved in any legal proceedings that it expects, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
14. Comprehensive Loss
     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		As restated		As restated
	(Unaudited)		(Unaudited)
Net income (loss)	$107,013	$(9,320)	$79,964	$(50,518)
Foreign currency translation adjustment	79	79	184	202

Comprehensive Loss	$107,092	$(9,241)	$80,148	$(50,316)

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

     The results of operations and other data for the four reporting segments and corporate for the three and nine-month periods ending September 30, 2007 and 2006 are as follows:

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Three Months Ended September 30, 2007 (unaudited)
Revenue	$7,176	$26,234	$21,348	$8,927	$—	$63,685
Cost of good sold	2,323	5,375	7,570	2,656	—	17,924
Marketing and sales	2,622	6,333	3,632	2,586	—	15,173
Fulfillment and distribution	873	1,653	1,459	876	—	4,861
General and administrative	826	2,171	2,024	856	6,652	12,529
Restructuring charges	—	19	—	—	—	19
Amortization of pre-publication costs	864	2,255	1,416	219	—	4,754
Depreciation expense and amortization of intangibles	226	719	206	237	15	1,403

Income (loss) from operations	$(558)	$7,709	$5,041	$1,497	$(6,667)	$7,022

Interest expense	$955	$4,387	$1,161	$1,336	$6,681	$14,520
Capital expenditures — property and equipment	94	201	128	164	6	593
Capital expenditures — pre-publication costs	382	3,101	1,637	327	—	5,447
Goodwill	—	50,488	64,513	20,565	—	135,566

Total assets	17,631	124,028	107,479	42,209	58,530	349,877

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Three Months Ended September 30, 2006 (unaudited)
Revenue	$10,217	$18,696	$21,820	$8,207	$—	$58,940
Cost of good sold	2,897	3,635	7,408	2,246	—	16,186
Marketing and sales	3,868	5,150	3,348	2,346	—	14,712
Fulfillment and distribution	968	1,158	1,433	761	—	4,320
General and administrative	478	1,888	1,746	780	1,362	6,254
Amortization of pre-publication costs	3,953	2,126	1,234	280	—	7,593
Depreciation expense and amortization of intangibles	203	706	220	254	15	1,398

Income (loss) from operations	$(2,150)	$4,033	$6,431	$1,540	$(1,377)	$8,477

Interest expense	$673	$3,626	$1,325	$1,110	$10,006	$16,740
Capital expenditures — property and equipment	59	83	165	121	6	434
Capital expenditures — pre-publication costs	834	3,387	1,206	301	—	5,728
Goodwill	—	60,906	64,513	20,566	—	145,985
Total assets	23,253	129,988	103,633	41,943	70,953	369,770

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Nine Months Ended September 30, 2007 (unaudited)
Revenue	$22,309	$64,316	$64,300	$23,557	$—	$174,482
Cost of good sold	7,091	12,647	22,969	6,785	—	49,492
Marketing and sales	8,946	17,535	11,102	7,039	—	44,622
Fulfillment and distribution	2,560	4,654	4,433	2,466	—	14,113
General and administrative	2,603	6,252	5,570	2,580	10,414	27,419
Restructuring charges	—	57	—	—	—	57
Amortization of pre-publication costs	4,940	6,217	3,998	909	—	16,064
Depreciation expense and amortization of intangibles	668	2,134	600	832	40	4,274

Income (loss) from operations	$(4,499)	$14,820	$15,628	$2,946	$(10,454)	$18,441

Interest expense	$2,665	$12,996	$3,788	$3,904	$26,809	$50,162
Capital expenditures — property and equipment	437	542	519	460	67	2,025
Capital expenditures — pre-publication costs	2,014	10,048	4,474	880	—	17,416
Goodwill	—	50,488	64,513	20,565	—	135,566
Total assets	17,631	124,028	107,479	42,209	58,530	349,877

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Nine Months Ended September 30, 2006 (unaudited)
Revenue	$29,601	$54,761	$60,939	$22,028	$—	$167,329
Cost of good sold	8,321	11,116	21,418	6,524	—	47,379
Marketing and sales	11,393	14,819	10,927	6,873	—	44,012
Fulfillment and distribution	2,863	3,723	4,452	2,305	—	13,343
General and administrative	2,426	5,797	4,890	2,487	4,438	20,038
Restructuring charges	—	407	—	—	—	407
Amortization of pre-publication costs	6,428	5,174	3,563	838	—	16,003
Goodwill impairment charge	24,393	—	—	—	—	24,393
Depreciation expense and amortization of intangibles	623	2,098	626	723	50	4,120

Income (loss) from operations	$(26,846)	$11,627	$15,063	$2,278	$(4,488)	$(2,366)

Interest expense	$2,042	$10,721	$4,135	$3,318	$28,489	$48,705
Capital expenditures — property and equipment	331	323	1,124	332	9	2,119
Capital expenditures — pre-publication costs	3,581	9,337	3,867	738	—	17,523
Goodwill	—	60,906	64,513	20,566	—	145,985
Total assets	23,253	129,988	103,633	41,943	70,953	369,770

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
     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended September 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$63,685	$—	$63,685
Costs and expenses	45	6,621	49,997	—	56,663

Income (loss) from operations	(45)	(6,621)	13,688	—	7,022
Equity in the income (loss) of subsidiaries	(1,520)	3,988	—	(2,468)	—
Loss from discontinued operations	—	8	—	—	8
Other expenses (income)	(108,578)	(1,121)	9,700	—	(99,999)

Net (loss) income	$107,013	$(1,520)	$3,988	$(2,468)	$107,013

	Three Months Ended September 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$58,940	$—	$58,940
Costs and expenses	—	1,377	49,086	—	50,463

(Loss) income from operations	—	(1,377)	9,854	—	8,477
Equity in the income (loss) of subsidiaries	114	1,487	—	(1,601)	—
Loss from discontinued operations	—		—	—	—
Other expenses (income)	9,434	(4)	8,367	—	17,797

Net (loss) income	$(9,320)	$114	$1,487	$(1,601)	$(9,320)

	Nine Months Ended September 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$174,482	$—	$174,482
Costs and expenses	45	10,408	145,588	—	156,041

Income (loss) from operations	(45)	(10,408)	28,894	—	18,441
Equity in the income (loss) of subsidiaries	(6,883)	370	—	6,513	—
Loss from discontinued operations	—	85	—	—	85
Other expenses (income)	(86,892)	(3,240)	28,524	—	(61,608)

Net (loss) income	$79,964	$(6,883)	$370	$6,513	$79,964

	Nine Months Ended September 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$167,329	$—	$167,329
Costs and expenses	125	4,363	165,207	—	169,695

Income (loss) from operations	(125)	(4,363)	2,122	—	(2,366)
Equity in the income (loss) of subsidiaries	(26,734)	(22,726)	—	49,460	—
Loss from discontinued operations	—	17	—	—	17
Other expenses (income)	23,659	(372)	24,848	—	48,135

Net (loss) income	$(50,518)	$(26,734)	$(22,726)	$49,460	$(50,518)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of September 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets	$3,835	$47,333	$66,948	$—	$118,116
Investment in subsidiaries	(3,072)	248,535	—	(245,463)	—
Long term assets	1,547	5,814	224,400	—	231,761

Total assets	$2,310	$301,682	$291,348	$(245,463)	$349,877

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$132,559	$42,587	$—	$175,146
Long term liabilities	132,761	172,195	226	—	305,182
Redeemable preferred stock	—	—	—	—	—
Stockholders’ deficit:
Common stock	10	—	—	—	10
Accumulated deficit and other	(130,461)	(3,072)	248,535	(245,463)	(130,461)

Total stockholders’ deficit	(130,451)	(3,072)	248,535	(245,463)	(130,451)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$2,310	$301,682	$291,348	$(245,463)	$349,877

	As of December 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets	$3,718	$64,437	$60,027	$—	$128,182
Investment in subsidiaries	4,193	241,564	—	(245,757)	—
Long term assets	2,127	8,295	224,082	—	234,504

Total assets	$10,038	$314,296	$284,109	$(245,757)	$362,686

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$13,107	$42,234	$—	$55,341
Long term liabilities	272,905	296,996	311	—	570,212
Redeemable preferred stock	41,051	—	—	—	41,051
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(303,938)	4,193	241,564	(245,757)	(303,938)

Total stockholders’ deficit	(303,918)	4,193	241,564	(245,757)	(303,918)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$10,038	$314,296	$284,109	$(245,757)	$362,686

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Nine Months Ended September 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$72	$(7,320)	$8,185	$—	$937
Investing activities from continuing operations:
Additions to pre—publication costs	—	—	(17,416)	—	(17,416)
Additions to property and equipment	—	(67)	(1,958)		(2,025)
Additions to intangible assets	—	—	(45)	—	(45)
Intercompany activity	1,977	(8,393)	6,416	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds form the sale of business	—	—	—	—	—
Proceeds from sale of assets	—	—	6	—	6

Net cash provided by (used in) investing activities	1,977	(8,460)	(12,997)	—	(19,480)
Financing activities:	—	—			—
Transaction cost- troubled debt restructuring and recapitalization	(1,932)	—	—	—	(1,932)
Repayment of senior secured term loan	—	(975)	—	—	(975)
Additions to deferred financing costs	—	(88)	—	—	(88)

Net cash provided used in financing activities	(1,932)	(1,063)	—	—	(2,995)
Effect of exchange rates on cash	—	—	132	—	132
Net cash used in discontinued operations	—	(106)	—	—	(106)

Net change in cash and cash equivalents	117	(16,949)	(4,680)	—	(21,512)

Cash and cash equivalents at beginning of period	3,718	63,989	2,140	—	69,847

Cash and cash equivalents at end of period	$3,835	$47,040	$(2,540)	$—	$48,335

	Nine Months Ended September 30, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(18)	$(7,402)	$13,585	$—	$6,165
Investing activities:
Additions to pre—publication costs	—	—	(17,523)	—	(17,523)
Additions to property and equipment	—	(9)	(2,110)	—	(2,119)
Additions to intangible assets	—	—	(25)	—	(25)
Intercompany activity	115	(1,770)	1,655	—	—
Acquisitions, net of cash acquired	—	(93)	1000	—	907
Proceeds form the sale of Chelsea House	—	500	—	—	500
Proceeds from sale of assets	—	—	9	—	9

Net cash provided by (used in) investing activities	115	(1,372)	(16,994)	—	(18,251)
Financing activities:
Net proceeds from issuance of stock	10	—	—	—	10
Repayment of senior secured loan	—	(975)	—	—	(975)
Additions to deferred financing costs		(103)	—	—	(103)

Net cash provided by (used in) financing activities	10		—	—	(1,068)
Effect of exchange rates on cash	—	—	124	—	124
Net cash used in discontinued operations	—	(166)	—	—	(166)

Net change in cash and cash equivalents	107	(10,018)	(3,285)	—	(13,196)

Cash and cash equivalents at beginning of period	3,571	64,650	1,371	—	69,592

Cash and cash equivalents at end of period	$3,678	$54,632	$(1,914)	$—	$56,396

17. Recapitalization Transaction
     On August 10, 2007, we consummated the recapitalization pursuant to the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred B converted their shares of Preferred B into approximately 82% of our outstanding shares of common stock, holders of our previously outstanding Preferred A, Preferred C and Preferred Warrants converted their shares and warrants into shares of common stock and common stock warrants representing approximately 15% of our outstanding shares of common stock, and certain members of management acquired new shares of common stock under the terms of management stock purchase agreements representing approximately 3% of our outstanding common stock. In connection with the foregoing, all previously outstanding shares of common stock were effectively eliminated through the reclassification into one share of common stock in a reverse split and all outstanding Common Warrants and options to purchase common stock were similarly effectively eliminated by the reverse split of the common stock. As a result of the closing of the transactions contemplated by the Recapitalization Agreement, the Company has outstanding common stock only, and no shares of Preferred A, Preferred B or Preferred C, or stock options, remain outstanding.
     Under the terms of a shareholders agreement entered into at the closing of the Recapitalization Agreement, the Company reconstituted its Board of Directors into a new six member Board of Directors composed of Mr. Peter J. Quandt, our then Chairman and Chief Executive Officer, and five persons designated by various former Preferred B and Preferred A holders. Mr. Quandt subsequently resigned his positions with the Company. Effective September 17, 2007, Mr. Christopher Gaffney also resigned from his position on the Board of Directors of the Company, thus eliminating representation on the Board of the previously outstanding Preferred A holders. On September 21, 2007, Mr. Paul J. Crecca was elected to the Board of Directors. Mr. Crecca also serves as President and Chief Executive Officer and Chief Financial Officer of the Company.
     Also in connection with the closing of the Recapitalization Agreement, the Company and certain former Preferred B holders entered into a release agreement, pursuant to which, among other things, such holders dismissed a pending legal action filed by them against the Company that asserted claims under 8 Del. Code. § 220 and under a certain Investors Agreement, dated December 10, 1999, seeking access to Haights Cross Communications’ books and records.
     The closing of the Recapitalization Agreement was subject to the satisfaction of certain stated conditions, including the waiver by the requisite holders of our Senior Secured Term Loans, Senior Notes and Senior Discount Notes of applicable “change of control” covenants that, absent such waiver, might have applied in connection with the conversion of the Preferred C, Preferred B, and Preferred A into common stock. All required waivers were obtained.
     In connection with the recapitalization, the Company recorded a gain on troubled debt restructuring of $115.6 million in the three month period ended September 30, 2007, based on the difference in carrying value of the Preferred B compared to the fair value, based on an independent appraisal, of the common shares exchanged. The gain includes approximately $1.8 million in transaction costs and a $2.8 million benefit from consequential balance sheet write offs, primarily, the unamortized portion of the deferred gain on Preferred B. The recapitalization of the Preferred A and Preferred C also resulted in gains based on their carrying value compared to the fair value of the common shares exchanged, but because of their classification as equity instruments, the gains of $33.0 million and $1.3 million, respectively, are reflected as Gain on Recapitalization in the calculation of net income available to common stockholders.
18. Related Party Transaction
     On August 24, 2007, Peter J. Quandt, our then Chairman and Chief Executive Officer, and the Company entered into a Separation and Release Agreement. Pursuant to the agreement, the Company agreed to pay Mr. Quandt a lump sum of $2.5 million in connection with the termination of his Employment Agreement and $62,500 each month for twenty (20) months in accordance with the terms of a previously executed Noncompetition Agreement between Mr. Quandt and the Company. The full amount payable to Mr. Quandt in accordance with the terms of his Noncompetition Agreement has been accrued for and recorded in “general and administrative expense” in the three months ended September 30, 2007. Additionally, Mr. Quandt’s 225,000 shares of common stock of the Company purchased pursuant to a Management Stock Purchase Agreement dated August 10, 2007 were deemed to be fully vested resulting in additional compensation of $1.4 million that has been recorded in the three-month period ended September 30, 2007.
19. Subsequent Events
     On October 10, 2007, the Company adopted a Transaction Bonus Plan effective as of October 1, 2007. Under the terms of the plan, selected employees (“Participants”) of the Company are eligible to receive a transaction incentive bonus if (i) the Company has announced that it is selling the Participant’s respective business unit; (ii) a certain minimum sales proceeds from the closing of the sale of the Participant’s business unit is achieved or exceeded; and (iii) the Participant’s remains continuously employed by the Company from the date he or she becomes a participant in the plan through the relevant payment dates. Once the minimum sales proceeds are achieved, the Participant’s bonus may increase up to the maximum bonus if the maximum sales proceeds for such business unit is achieved. One-half of the Participant’s bonus will be paid on the 30th day following the closing of the sale transaction of the Participant’s business unit and the remainder will be paid on the one (1) year anniversary of the closing date.
     On November 5, 2007 the Board of Directors authorized a plan to sell the Sundance/Newbridge business. Thus this business will be classified as discontinued operation for the fourth quarter of 2007.
     Prior to the consummation of the recapitalization on August 10, 2007, the Company sought and obtained the waiver of “change of control” covenants by the requisite holders of our Senior Secured Term Loans, Senior Notes and Senior Discount Notes. In the soliciting such waivers, the Company indicated that it was evaluating strategic alternatives including the possible sale of all or substantially all of its assets, an evaluation process which is ongoing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995
     This Quarterly Report on Form 10—Q contains “forward—looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward—looking statements included in this Quarterly Report on Form 10—Q include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report on Form 10—Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward—looking statements. All forward—looking statements, including, without limitation, management’s examination of business trends, are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward—looking statements.
     The forward—looking statements that we make in this Quarterly Report on Form 10—Q are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from such forward—looking statements. We refer you to documents filed by us with the Securities and Exchange Commission, specifically our most recent Annual Report on Form 10—K, as may be amended from time to time, which identify important risks that could cause our actual results to differ materially from those contained in our forward—looking statements. Other factors could also materially affect our actual results.
     Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward—looking statements are: (i) our substantial leverage and indebtedness, which may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry; (ii) our history of losses, which we expect to continue; (iii) changes in funding of school systems and libraries by federal, state and local governments, which could reduce our sales and profits, if any, (iv) our inability to compete in the highly competitive industry in which we operate, (v) the seasonal and cyclical nature of sales of our products; (vi) the effect that misuse, misappropriation or other loss of our proprietary rights could have on our results of operations; (vii) our need to defend against intellectual property infringement and other claims, which may cause us to incur significant costs and divert management attention; (viii) the inability of our investors to evaluate the application of our cash and cash equivalents, over which management is given broad discretion; (ix) our dependence on key personnel; (x) a growth in multimedia products that may compete with and reduce our publishing activities; (xi) technological changes that may reduce the sales of our products; (xii) the effect of an increase in paper or postage costs, which could adversely affect our business; (xiii) our inability to successfully complete acquisitions, and that such acquisitions may divert management attention from operating our business; (xiv) the ability of our principal stockholders, who own a large percentage of our common stock, to influence or control the Company; (xv) our inability to take certain actions because of restrictions contained in our debt instruments, which may adversely affect our operations; (xvi) our ability to update and expand the content of existing products and develop new products in a cost effective manner and on a timely basis; (xvii) the effect that a material change to or repeal of the federal government’s No Child Left Behind Act (the “NCLB Act”) would have on our revenue and profitability; (xviii) the effect that a substantial reduction in the emphasis placed by federal and state governments on assessment and remediation in K—12 education would have on our operations; (xix) our dependence on a limited number of suppliers and service providers, the interruption of supply or service with which could have a material adverse effect on our operations; (xx) a disruption in our distribution centers could significantly lower our revenues and profitability; (xxi) our dependence on a central computer system, which if damaged, or if service is interrupted or a failure occurs, could adversely affect our customer relationships and harm our ability to attract new customers; (xxii) changes in the competitive environment, including those which could adversely affect our cost of sales; (xxiii) changes in the relative profitability of products sold; (xiv) regulatory changes that could affect the purchase of our products; (xxv) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xxvi) the potential effect of a continued weak economy on sales of our products; (xxvii) the risk that our well—known authors will depart and write for our competitors; and (xxiii) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in SEC rules (including the Sarbanes—Oxley Act of 2002), listing standards and accounting rules.
     Information included in this Quarterly Report on Form 10—Q is made as of the date hereof. We undertake no obligation, and disclaim any duty, to update our forward—looking statements, including any financial projections we make. We do not endorse any projections regarding future performance that may be made by third parties.

Recent Developments
     On August 10, 2007, we consummated the recapitalization pursuant to the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred B converted their shares of Preferred B into approximately 82% of our outstanding shares of common stock, holders of our previously outstanding Preferred A, Preferred C and Preferred Warrants converted their shares and warrants into shares of common stock and common stock warrants representing approximately 15% of our outstanding shares of common stock, and certain members of management acquired new shares of common stock under the terms of management stock purchase agreements representing approximately 3% of our outstanding common stock. In connection with the foregoing, all previously outstanding shares of common stock were effectively eliminated through the reclassification into one share of common stock in a reverse split and all outstanding Common Warrants and options to purchase common stock were similarly effectively eliminated by the reverse split of the common stock. As a result of the closing of the transactions contemplated by the Recapitalization Agreement, the Company has outstanding common stock only, and no shares of Preferred A, Preferred B or Preferred C, or stock options, remain outstanding.
     Under the terms of a shareholders agreement entered into at the closing of the Recapitalization Agreement, the Company reconstituted its Board of Directors into a new six member Board of Directors composed of Mr. Peter J. Quandt, our then Chairman and Chief Executive Officer, and five persons designated by various former Preferred B and Preferred A holders. Mr. Quandt subsequently resigned his positions with the Company. Effective September 17, 2007, Mr. Christopher Gaffney also resigned from his position on the Board of Directors of the Company, thus eliminating representation on the Board of the previously outstanding Preferred A holders. On September 21, 2007, Mr. Paul J. Crecca was elected to the Board of Directors. Mr. Crecca also serves as President and Chief Executive Officer and Chief Financial Officer of the Company.
     Also in connection with the closing of the Recapitalization Agreement, the Company and certain former Preferred B holders entered into a release agreement, pursuant to which, among other things, such holders dismissed a pending legal action filed by them against the Company that asserted claims under 8 Del. Code. § 220 and under a certain Investors Agreement, dated December 10, 1999, seeking access to Haights Cross Communications’ books and records.
     The closing of the Recapitalization Agreement was subject to the satisfaction of certain stated conditions, including the waiver by the requisite holders of our Senior Secured Term Loans, Senior Notes and Senior Discount Notes of applicable “change of control” covenants that, absent such waiver, might have applied in connection with the conversion of the Preferred C, Preferred B, and Preferred A into common stock. All required waivers were obtained.
     In connection with the recapitalization, the Company recorded a gain on troubled debt restructuring of $115.6 million in the three month period ended September 30, 2007, based on the difference in carrying value of the Preferred B compared to the fair value, based on an independent appraisal, of the common shares exchanged. The gain includes approximately $1.8 million in transaction cost and a $2.8 million benefit from consequential balance sheet write offs, primarily the unamortized portion of the deferred gain on Preferred B. The recapitalization of the Preferred A and Preferred C also resulted in gains based on their carrying value compared to the fair value of the common shares exchanged, but because of their classification as equity instruments, the gains of $33.0 million and $1.3 million, respectively, are reflected as Gain on Recapitalization in the calculation of net income available to common stockholders.
Subsequent Events
     On October 10, 2007, the Company adopted a Transaction Bonus Plan effective as of October 1, 2007. Under the terms of the plan, selected employees (“Participants”) of the Company are eligible to receive a transaction incentive bonus if (i) the Company has announced that it is selling the Participant’s respective business unit; (ii) a certain minimum sales proceeds from the closing of the sale of the Participant’s business unit is achieved or exceeded; and (iii) the Participant’s remains continuously employed by the Company from the date he or she becomes a participant in the plan through the relevant payment dates. Once the minimum sales proceeds are achieved, the Participant’s bonus may increase up to the maximum bonus if the maximum sales proceeds for such business unit is achieved. One-half of the Participant’s bonus will be paid on the 30th day following the closing of the sale transaction of the Participant’s business unit and the remainder will be paid on the one (1) year anniversary of the closing date.
     On November 5, 2007 the Board of Directors authorized a plan to offer for sale the Sundance/Newbridge business. Thus this business will be classified as discontinued operation for the fourth quarter of 2007.
     Prior to the consummation of the recapitalization on August 10, 2007, the Company sought and obtained the waiver of “change of control” covenants by the requisite holders of our Senior Secured Term Loans, Senior Notes and Senior Discount Notes. In the soliciting such waivers, the Company indicated that it was evaluating strategic alternatives including the possible sale of all or substantially all of its assets, an evaluation process which is ongoing.
Overview

     We are a leading developer and publisher of products for the K—12 supplemental education, library and medical education markets. Our products include supplemental reading books with a concentration on non—fiction content, state—specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. Our high quality products are sold primarily to schools, libraries and medical professionals and we believe we have leading positions in the three markets and four segments we serve.
•	K—12 Education:
•	K—12 Supplemental Education: We publish supplemental reading materials for the pre—kindergarten through eighth grade, or PreK—8, market under the well—recognized imprints Sundance Publishing and Newbridge Educational Publishing, and we also offer non—proprietary supplemental reading and literature products for the K—12 market.

•	Test—prep and Intervention: We publish state—specific test preparation materials for K—12 competency tests under our well—recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. We also offer skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.
•	Library: We publish unabridged audiobooks and other products for adults and children under the Recorded Books brand, and market these titles, as well as selected non—proprietary audiobooks and other products, primarily to public libraries and schools.

•	Medical Education: We publish audio—based continuing medical education, or CME, materials for doctors and other health care professionals under the Oakstone Publishing imprint and self—study CME courses under our CMEinfo imprint. We also publish personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.
Business Segments
     Our financial reporting is organized into four business segments: K—12 Supplemental Education, Test—prep and Intervention, Library and Medical Education.
     K—12 Supplemental Education. Our K—12 Supplemental Education segment publishes supplemental reading materials for the Pre K—8 market and literary, biographical and topical books published in series for school libraries. It also markets non—proprietary, supplemental reading products and literature for the K—12 market. This segment is comprised of our Sundance/Newbridge imprints.
     Test—prep and Intervention. Our Test—prep and Intervention segment publishes state—specific test preparation materials for K—12 state—specific competency tests and proprietary instructional materials with the focus on students in kindergarten through 8th grade, who need more help after using textbooks. This segment is comprised of our Triumph Learning, Buckle Down Publishing and Options Publishing imprints.
     Library. Our Library segment publishes unabridged audiobooks and other products for adults and children and markets these titles, as well as non—proprietary audiobooks and other products, to public libraries and schools. This segment is comprised of our Recorded Books business.
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
Restatements
     In finalizing the audit of our financial statements for the year ended December 31, 2006, management determined that a restatement of our financial statements at and for the years ended December 31, 2004 and 2005 and for all quarterly periods relevant to current reporting requirements through the third quarter of 2006 was required. The restatement reflected adjustments to deferred income taxes. We have included the effects of these restatement adjustments in this Quarterly Report on Form 10—Q for the interim period ended September 30, 2006. See a description of the restatement in Note 3, “Summary of Significant Accounting Policies” in

our consolidated financial statements included elsewhere in this Quarterly Report on Form 10—Q. These restatements had no impact on our EBITDA or compliance with our debt covenants.
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
     Revenue and Expense Recognition
     We recognize revenue from books and other non—subscription sales when the product is shipped to the customer. Product shipment terms are FOB shipping point and collectability is reasonably assured at the time of shipment.
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
     Pre—Publication Costs
     We capitalize the costs associated with the development of our new products. These costs primarily include author fees under work—for—hire agreements (excluding royalties), the costs associated with artwork, photography and master tapes, other external creative costs, internal editorial staff costs and pre—press costs that are directly attributable to the products. These costs are tracked at the product title or product series level and are amortized beginning in the month the product is introduced to market. These costs are amortized over the estimated life cycle of the book or product, based upon the sales performance of similarly existing products that are sold in the same business segment, for periods ranging from eighteen months to five years. The amortization rate is determined by the expected annual performance during the life cycle and, accordingly, in many cases an accelerated amortization method is utilized. Costs determined to be unrecoverable are written off. A write—off occurs most often when sales of a product are lower than anticipated or when a later version of the product is released. In addition, life cycles are periodically monitored for changes in length or rate of sales during the life cycle. When changes are significant, the amortization rate and period are adjusted.
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
     Under SFAS No. 142, goodwill and other indefinite lived intangible assets are subject to an annual impairment test as well as an interim test if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The goodwill impairment test is a two—step process. First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is taken for the difference. For purposes of estimating the fair value of the reporting unit, we use a weighted average of discounted cash flow approach and market valuation approach. The Company tests the goodwill of each of its reporting units annually, and more frequently if impairment indicators exist.

     Direct Response Advertising Costs
     Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability is evaluated on a product—by—product basis at the campaign level. The life and amortization rate are determined by historical experience with similar products at the same business. Generally, greater than 80% of direct mail costs are amortized in the first year, with all costs being amortized over lives ranging from 12—18 months. The sole exception to this policy is the direct mail costs relating to the Oakstone Publishing subscription business, which are amortized on an accelerated basis over the estimated life of the subscriber for up to five years. For these subscription products, the life is based on the original subscription period plus anticipated subsequent renewal periods. The rate of amortization is based on the expiration and cancellation rate of subscribers for similar subscription products.
     Catalog costs are amortized over the estimated life of the catalog, generally between one and eighteen months with greater than 90% of catalog costs being amortized in the first year. The estimated life and amortization rate are based on the sales experience of similar catalogs at the same business segment. Amortization of direct response advertising costs is included in marketing and sales expense in the accompanying consolidated statements of operations. If a direct mail solicitation or catalog is determined to be unprofitable, all remaining capitalized costs are written—off at that time.
     Inventory and Related Obsolescence
     Inventory consists primarily of books, CDs and audiocassetts, which are valued at the lower of cost or market, as determined by the first—in, first—out method. Obsolescence reserves on slow—moving or excess merchandise are recorded, where applicable, based upon regular reviews of inventories on—hand and estimated future demand. If a book is taken out of print, superseded by a later version or ceases to sell, it is considered obsolete and all related inventory amounts are written—off. If quantities of a book exceed expected future demand based on historical sales of that title, the excess inventory is also written off.
     Stock—Based Compensation
     Prior to the recapitalization pursuant to the Recapitalization Agreement, we administered a stock option plan, pursuant to which we granted stock options to employees that vested both over time and based on the achievement of performance criteria.
     Prior to January 1, 2006, we accounted for stock options by following the minimum value method under SFAS No. 123. Under the minimum value method, compensation expense for options is measured at the grant date based on the value of the award, as determined using the minimum value option valuation model, and is recognized over the vesting period of the grant. In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, SFAS No. 123(R) requires all stock—based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the effective adoption to January 1, 2006 for calendar year—end companies. The Company adopted SFAS No. 123 effective January 1, 2002, and will continue to expense the previously granted options using the values determined under the minimum—value method to awards outstanding prior to January 1, 2006, which is the date upon which the Company adopted SFAS 123(R). Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method to account for all awards granted, modified or settled after the date of adoption.
     In connection with the recapitalization pursuant to the Recapitalization Agreement, our stock option plan was terminated and all outstanding options canceled. We do not intend at this time to grant stock options in the future.
     Additionally, pursuant to a Management Stock Purchase Agreement dated August 10, 2007, Mr. Crecca and Mr. Quandt purchased 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $1.4 million during the quarter ended September 30, 2007.
     Income Taxes
     We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. A history of generating taxable income is required in order to substantiate the recording of a net tax asset. Because we have not yet generated taxable income, we have placed a 100% valuation allowance on our net tax benefits. We will reevaluate the deferred tax valuation allowance based on future earnings. Our federal and state operating loss carryforwards at December 31, 2006 were $112.1 million expiring through 2026.
     Redeemable Capital Stock
     We previously accounted for our outstanding Preferred B, which was mandatorily redeemable, in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). Our Preferred A and Preferred C, on the other hand, which were redeemable at the option of the holders thereof and were not mandatorily redeemable, were not subject to SFAS No. 150 and were instead classified as mezzanine equity. The Preferred Warrants were also required to be classified as a liability and recorded at fair value, because under FSP No. 150—5, “Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable,” (“FSP No. 150—5”), the Preferred Warrants were deemed to embody obligations on the Company to issue securities that had a redemption right.
     Upon the closing of the Recapitalization Agreement, all outstanding shares of Preferred A, Preferred B and Preferred C were converted to common stock at agreed upon rates, and the Preferred Warrants were converted into warrants to acquire common stock at an agreed upon rate. As a result, we no longer have outstanding any redeemable capital stock, or any securities convertible into or exercisable or exchangeable for redeemable capital stock.
Results of Operations
     Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three—month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
			As restated
		(In thousands)
Revenue
K—12 Supplemental Education	$7,176	11.3%	$10,217	17.3%
Test Prep and Intervention	26,234	41.2%	18,696	31.7%
Library	21,348	33.5%	21,820	37.0%
Medical Education	8,927	14.0%	8,207	14.0%

Total Revenue	63,685	100.0%	58,940	100.0%
Cost of goods sold	17,924	28.1%	16,186	27.5%
Selling, general and administrative expenses:
Marketing and sales	15,173	23.8%	14,712	25.0%
Fulfillment and distribution	4,861	7.6%	4,320	7.3%
General and administrative expense	12,529	19.7%	6,254	10.6%
Restructuring charges	19	0.0%	—	0.0%

Total selling, general and administrative expenses	32,582	51.1%	25,286	42.9%
Amortization of pre—publication costs	4,754	7.5%	7,593	12.9%
Depreciation expense/amortization of intangibles	1,403	2.3%	1,398	2.3%

Income from operations	7,022	11.0%	8,477	14.4%
Interest expense	14,520	22.8%	16,740	28.4%
Gain on troubled debt restructuring	(115,595)	(181.5)%	—	—
Other expenses, net of interest income	364	0.6%	187	0.3%

Income(Loss) before taxes	107,733	169.1%	(8,450)	(14.3)%
(Provision) benefit for income taxes	(712)	(1.1)%	(870)	(1.5)%

Income(Loss) before discontinued operations	107,021	168.0%	(9,320)	(15.8)%
Loss from discontinued operations	8	0.0%	—	0.0%

Net Income(Loss)	$107,013	168.0%	$(9,320)	(15.8)%

Revenue

     Our total revenue increased $4.7 million, or 8.1%, to $63.7 million for the three-month period ended September 30, 2007 from $58.9 million for the three-month period ended September 30, 2006. The increase is most notably due to a strong quarter over quarter performance from the Test—prep and Intervention segment. The Medical Education segment also produced modest revenue growth while K—12 Supplemental Education and Library segments reported period over period revenue declines.
     K—12 Supplemental Education. Revenue for the K—12 Supplemental Education segment decreased $3.0 million, or 29.8%, to $7.2 million for the three-month period ended September 30, 2007, from $10.2 million for the three-month period ended September 30, 2006. Our Sundance/Newbridge business, which represents 100% of this segment, competes in the K—12 market for classroom materials. This revenue decline resulted from what we believe is a significantly more competitive market, and in particular in the leveled—reader product category, from which Sundance/Newbridge generates a significant percentage of its sales. This market’s competitors include other supplemental educational publishers such as Harcourt Achieve and National Geographic, as well as basal textbook publishers, such as McGraw Hill and Houghton Mifflin, which are generally much larger and have greater financial resources than the Company. We believe a significant percentage of all basal textbook programs are purchased for the classroom through state—wide and state organized “adoption” processes, and that these basal publishers have leveraged their brand position in the market to offer leveled—reader products that are very competitive with Sundance/Newbridge’s most significant product lines. We believe another factor currently affecting Sundance/Newbridge sales is the extremely high level of attention being given to the new NCLB mandated tests, resulting in a focus on test—preparation materials to the current exclusion of other supplemental education products. We further believe that this high level of attention to testing and test scores has resulted in a trend wherein an increased number of product purchase decisions are being made at levels above the school facility level, such as the district or state level. We believe this trend strongly favors the supplemental education products offered by the basal textbook publishers, who have established strong brand reputations through the state—wide adoption processes. To address these challenges, we have implemented numerous product positioning and marketing initiatives to differentiate our existing products from the competition, and we are pursuing new product development opportunities that will further differentiate and diversify our product lines.
     Test—prep and Intervention. Revenue for the Test—prep and Intervention segment increased $7.5 million, or 40.3%, to $26.2 million for the three—month period ended September 30, 2007, from $18.7 million for the three—month period ended September 30, 2006. Revenues for Triumph Learning and Buckle Down product lines increased $7.1 million, or 48.0%, to $21.8 million for the three—month period ended September 30, 2007 from $14.7 million for the three—month period ended September 30, 2006. The exceptional growth for Triumph Learning and Buckle Down during the period is attributable to revenue generated by complimentary products and successful launch of new math and science Coach brand products. We anticipate that Triumph Learning and Buckle Down will continue to benefit in 2007 from the demand created by the NCLB Act.
Options Publishing, reflected within the Test—prep and Intervention segment focuses on publishing and marketing high—quality products for underperforming and struggling students primarily in reading and math, referred to generally as intervention products. Revenue from Options Publishing increased $0.5 million, or 11.8%, to $4.4 million for the three—month period ended September 30, 2007 from $4.0 million for the three—month period ended September 30, 2006. The increase in period-over-period revenue for Options Publishing results from the greater overall demand for state-specific test—preparation products, which Options sells in conjunction with its traditional products through Buckle Down product line offerings.
     Library. The Library segment, which consists of our Recorded Books business, publishes unabridged audiobooks and other audio—based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for more than two—thirds of revenue. Revenue for the Library segment decreased $0.5 million, or 2.2%, to $21.3 million for the three—month period ended September 30, 2007, from $21.8 million for the three—month period ended September 30, 2006. The segment revenue decline is primarily attributable to the school channel, which was not able to duplicate the strong revenue of performance in the prior year driven by the launch of the Plugged-in to Reading product offering.
     Medical Education. Revenue for the Medical Education segment increased $0.7 million, or 8.8%, to $8.9 million for the three—month period ended September 30, 2007, from $8.2 million for the three—month period ended September 30, 2006. The increase in segment revenue is attributable to the Wellness channel products, which include newsletters and calendars as well as other ancillary products.
Cost of Goods Sold
     Cost of goods sold increased $1.7 million, or 10.7%, to $17.9 million for the three—month period ended September 30, 2007 from $16.2 million for the three—month period ended September 30, 2006. Cost of goods sold as a percentage of revenue increased to 28.1% from 27.5% period over period.

     K—12 Supplemental Education. Cost of goods sold for the K—12 Supplemental Education segment decreased $0.6 million, or 19.8%, to $2.3 million for the three—month period ended September 30, 2007 from $2.9 million for the three—month period ended September 30, 2006. Cost of goods sold as a percentage of revenue for the K—12 Supplemental Education segment increased to 32.4% from 28.4% period over period primarily due to the impact of increases in product costs.
     Test—prep and Intervention. Cost of goods sold for the Test—prep and Intervention segment increased $1.7 million, or 47.9%, to $5.4 million for the three—month period ended September 30, 2007 from $3.6 million for the three—month period ended September 30, 2006. Cost of goods sold as a percentage of revenue for the Test—prep and Intervention segment increased to 20.5% from 19.4% period over period primarily due to increased product costs and inventory obsolescence reserves.
     Library. Cost of goods sold for the Library segment increased $0.2 million, or 2.2% to $7.6 million for the three—month period ended September 30, 2007 from $7.4 million for the three—month period ended September 30, 2006. Cost of goods sold as a percentage of revenue increased to 35.5% from 34.0% period over period. The increase in cost of goods sold as a percentage of revenue was a result of costs from the 2007 product introduction of MyLibraryDV, a unique video—on—demand service whereby Recorded Books distributes video content in partnership with local libraries.
     Medical Education. Cost of goods sold for the Medical Education segment increased $0.4 million, or 18.3% to $2.7 million for the three—month period ended September 30, 2007 from $2.2 million for the three—month period ended September 30, 2006. Cost of goods sold as a percentage of revenue increased to 29.8% from 27.4% period over period, primarily due to changes in the revenue mix resulting in lower margins.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $7.3 million, or 28.9%, to $32.6 million for the three—month period ended September 30, 2007 from $25.3 million for the three—month period ended September 30, 2006, primarily due to increased general and administrative cost for executive severance and compensation expense related to the restricted stock issuances. Selling, general and administrative expense as a percentage of revenue increased to 51.1% from 42.9%, period over period.
     K—12 Supplemental Education. Selling, general and administrative expense for the K—12 Supplemental Education segment decreased $1.0 million, or 18.7%, to $4.3 million for the three—month period ended September 30, 2007 from $5.3 million for the three—month period ended September 30, 2006 due to lower commissions on the reduced revenues and lower overhead expenses that were eliminated with the closing of our New York office and transferring of the leased space to the Test—prep and Intervention segment. Selling, general and administrative expenses as a percentage of revenue increased to 60.2% from 52.0% period over period, as a result of the 29.8% decline in revenue.
     Test—prep and Intervention. Selling, general and administrative expense for the Test—prep and Intervention segment increased $2.0 million, or 24.2%, to $10.2 million for the three—month period ended September 30, 2007 from $8.2 million for the three—month period ended September 30, 2006. The increase was primarily due to the corresponding increase in revenue. Selling, general and administrative expenses as a percentage of revenue for the Test—prep and Intervention segment decreased to 38.8% from 43.8% period over period primarily due to the favorable impact on fixed costs of the revenue increase.
     Library. Selling, general and administrative expense for the Library segment increased $0.6 million, or 9.0%, to $7.1 million for the three—month period ended September 30, 2007 from $6.5 million for the three—month period ended September 30, 2006 primarily due to increased legal expenses related to the negotiations for the MyLibraryDV contractual arrangement between Recorded Books and several third parties to distribute video content. Selling, general and administrative expense as a percentage of revenue increased to 33.3% from 29.9% period over period, primarily due to the increased legal fees and greater marketing overhead expenses.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $0.4 million, or 11.1%, to $4.3 million for the three—month period ended September 30, 2007 from $3.9 million for the three—month period ended September 30, 2006, primarily as a result of increased marketing efforts related to our CMEinfo product line. Selling, general and administrative expense as a percentage of revenue increased to 48.4% from 47.4% period over period.
     Corporate. Our corporate general and administrative expense increased $5.2 million to $6.6 million for the three—month period ended September 30, 2007 from $1.4 million for the three—month period ended September 30, 2006. The expense for the quarter ended September 30, 2007 includes $3.6 million of executive severance, $1.4 million in compensation expense related to restricted stock issuances and $0.8 million in Series B litigation related costs.
Amortization of Pre—Publication Costs
     Amortization of pre—publication costs decreased $2.8 million to $4.8 million for the three—month period ended September 30, 2007, from $7.6 million for the three—month period ended September 30, 2006. The decrease over the prior period is due to the $2.9 million write down of prepublication cost assets in the quarter ended September 30, 2006 within our K—12 Supplemental Education segment resulting from declining revenues from our Sundance/Newbridge brand products.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles was $1.4 million and $1.4 million in each of the three—month periods ended September 30, 2007 and 2006.
Interest Expense
     Interest expense decreased $2.2 million, or 13.3%, to $14.5 million for the three—month period ended September 30, 2007 from $16.7 million for the three—month period ended September 30, 2006. The decrease is primarily due to the conversion of the Preferred B to common stock in the August 10, 2007 recapitalization that resulted in the discontinuance of recording interest expense on this instrument from the conversion date forward. Our total outstanding debt decreased from $544.2 million as of September 30, 2006 to $411.8 million as of September 30, 2007. The decline in outstanding debt was primarily due to the recapitalization.
     Cash interest expense was $8.2 million in each of the three—month periods ended September 30, 2007 and September 30, 2006. The average interest rate increased to 9.73% for the three—month period ended September 30, 2007 from 9.56% for the three—month period ended September 30, 2006. Our cash interest bearing outstanding debt was $297.0 million as of September 30, 2007 compared to $298.7 million as of September 30, 2006.
     Interest expense consists of the following:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Interest expense:
Senior secured term loans	$3,168	$3,097
11 3/4% senior notes	4,994	4,994
12 1/2% senior discount notes — non—cash	3,464	3,069
Series B senior preferred stock — non—cash	2,874	5,514
Other	47	89

Total interest expense	14,547	16,763
Less: capitalized interest	(27)	(23)

Net Interest expense	$14,520	$16,740

     As of September 30, 2007 the Company had $125.2 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 9.06% and 10.06%. The average interest rate on the Term Loans was 9.73% for the three—month period ended September 30, 2007.
Gain on Troubled Debt Restructuring
     On August 10, 2007, we consummated the Recapitalization Agreement and under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred A, Preferred B and Preferred C converted their shares into shares of common stock. The Company recorded a gain of $115.6 million on troubled debt restructuring in the three-month period ended September 30, 2007, based on the difference in carrying value of the Preferred B compared to the fair value, based on an independent appraisal, of the common shares exchanged. The gain includes approximately $1.8 million in transaction costs and a $2.8 million benefit from consequential balance sheet write offs, primarily the unamortized portion of the deferred gain on Preferred B. The recapitalization of the Preferred A and Preferred C also resulted in gains based on their carrying value compared to the fair value of the common shares exchanged, but because of their classification as equity instruments, the gains of

$33.0 million and $1.3 million, respectively, are reflected as Gain on Recapitalization in the calculation of net income available to common stockholders.
Discontinued Operations
     There were no significant items reported in discontinued operations for either of the three—month periods ended September 30, 2007 and 2006.
Provision for Income Taxes
     We have restated our financial statements for the three—month period ended September 30, 2006, for presentation of deferred tax expense, the related deferred tax assets and liabilities and the valuation allowance. (See “Restatement of Financial Statements” in Note 3 in the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10—Q.)
     The provision for income taxes expense for the three-month period ended September 30, 2007 and September 30, 2006 was $0.7 million and $0.9 million, respectively, primarily reflecting deferred income taxes. The deferred income tax expense for both periods reflects the increase in the valuation allowance for deferred tax assets consisting primarily of net operating loss carryforwards. A current income tax expense of $0.1 million was recorded in each of the three month periods ended September 30, 2007 and 2006. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $0.3 million for both of the three month periods ended September 30, 2007 and 2006.
Net Income and Loss
     Net income of $107.0 million was recorded for the three-month period ended September 30, 2007 compared to a net loss of $9.3 million for the three—month period ended September 30, 2006. Net income for the three-month period ended September 30, 2007 is due to the $115.6 million gain on troubled debt restructuring recorded in the recapitalization of our Preferred B on August 10, 2007. Operating income decreased $1.5 million to $7.0 million for the three month period ended September 30, 2007 from a $8.5 million for the three month period ended September 30, 2006. Other expenses decreased $2.0 million to $14.9 million for the three-month period ended September 30, 2007 from $16.9 million for the three month period ended September 30, 2006, primarily reflecting the decline in interest expense resulting from the conversion of the Series B to common stock in the August 10, 2007 recapitalization.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007		2006
	(In thousands)
Revenue
K—12 Supplemental Education	$22,309	12.8%	$29,601	17.7%
Test Prep and Intervention	64,316	36.9%	54,761	32.7%
Library	64,300	36.9%	60,939	36.4%
Medical Education	23,557	13.4%	22,028	13.2%

Total Revenue	174,482	100.0%	167,329	100.0%
Cost of goods sold	49,492	28.4%	47,379	28.3%
Selling, general and administrative expenses:
Marketing and sales	44,622	25.6%	44,012	26.3%
Fulfillment and distribution	14,113	8.1%	13,343	8.0%
General and administrative expense	27,419	15.7%	20,038	12.0%
Restructuring charges	57	0.0%	407	0.2%

Total selling, general and administrative expenses	86,211	49.4%	77,800	46.5%
Amortization of pre—publication costs	16,064	9.2%	16,003	9.6%
Goodwill impairment charge	—	0.0%	24,393	14.6%
Depreciation expense/amortization of intangibles	4,274	2.4%	4,120	2.4%

Income (loss) from operations	18,441	10.6%	(2,366)	(1.4)%
Interest expense	50,162	28.7%	48,705	29.1%
Gain on on troubled debt restructuring	(115,595)	(66.2)%	—	—
Other expenses, net of interest income	511	0.3%	447	0.3%

Income(loss) before taxes	83,363	47.8%	(51,518	(30.8)%
Tax (provision) benefit	(3,314)	(1.9)%	1,017	0.6%%

Income (loss) before discontinued operations	80,049	45.9%	(50,501)	(30.2)%
Loss from discontinued operations	(85)	(0.1)%	(17)	(0.0)%

Net income (loss)	$79,964	45.8%	$(50,518)	(30.2)%

Revenue
     Our total revenue increased $7.2 million, or 4.3%, to $174.5 million for the nine—month period ended September 30, 2007 from $167.3 million for the nine—month period ended September 30, 2006. The increase is due to growth in the Test—prep and Intervention, Library and Medical Education segments partially offset by the continued decline from our K—12 Supplemental Education segment.
     K—12 Supplemental Education. Revenue for the K—12 Supplemental Education segment decreased $7.3 million, or 24.6%, to $22.3 million for the nine—month period ended September 30, 2007, from $29.6 million for the nine—month period ended September 30, 2006. The decline reflects the continuing impact of factors that we have detailed previously. These factors include what we believe is a significantly more competitive market that has made it difficult for us to maintain or grow our market share and what we believe is a shift away from purchasing our K—12 Supplemental materials as a result of the extremely high level of attention being given to the new NCLB mandated tests. In addition, we also believe that our business has been negatively affected by a trend towards product purchase decisions being made at levels above the school facility level, such as the district or state level, which favors the larger well known basal publishing brands and products. To address these challenges, we have implemented numerous product positioning and marketing initiatives to differentiate our existing products from the competition, as well as pursuing new product development opportunities which will further differentiate and diversify our product lines.
     Test—prep and Intervention. Revenue for the Test—prep and Intervention segment increased $9.6 million, or 17.5%, to $64.3 million for the nine—month period ended September 30, 2007, from $54.8 million for the nine—month period ended September 30, 2006. Revenues for Triumph Learning and Buckle Down product lines increased $9.7 million, or 25.3%, to $48.3 million for the nine—month period ended September 30, 2007 from $38.5 million for the nine—month period ended September 30, 2006. The increase is attributable to the continued success of our Triumph Learning and Buckle Down published state, subject and grade specific test—prep study materials, which have benefited from the provisions of the NCLB Act, as previously detailed. Revenue from Options Publishing decreased $0.2 million, or 1.1%, to $16.1 million for the nine—month period ended September 30, 2007 from $16.2 million for the three—month period ended September 30, 2006. We believe the decline in period over period revenue for Options Publishing results from the focus of buying decisions on test—preparation products and also the trend of purchase decisions being made at higher school administration levels, as mentioned above in the K—12 Supplemental Education discussion.
     Library. Revenue for the Library segment increased $3.4 million, or 5.6%, to $64.3 million for the nine—month period ended September 30, 2007, from $60.9 million for the nine—month period ended September 30, 2006. The majority of the segment revenue growth is attributable to the 10% increase in the core public library channel, which represented approximately two-thirds of the business for the period and a 9% increase in the school channel. The library channel growth was primarily due to strong download audio sales, increased revenue in the United Kingdom and incremental revenue from Playaway, the new preloaded digital audio player product offered by Recorded Books while the school channel revenue was driven by Plugged—in to Reading, the program developed by Dr. Janet Allen to aid struggling readers.
     Medical Education. Revenue for the Medical Education segment increased $1.5 million, or 6.9%, to $23.6 million for the nine—month period ended September 30, 2007, from $22.0 million for the nine—month period ended September 30, 2006. The increase in segment revenue is primarily attributable to the Wellness channel products, which include newsletters and calendars as well as other ancillary products.
Cost of Goods Sold
     Cost of goods sold increased $2.1 million, or 4.5%, to $49.5 million for the nine—month period ended September 30, 2007 from $47.4 million for the nine—month period ended September 30, 2006. Cost of goods sold as a percentage of revenue was 28.4% and 28.3% for the nine-month periods ended September 30, 2007 and 2006, respectively.
     K—12 Supplemental Education. Cost of goods sold for the K—12 Supplemental Education segment decreased $1.2 million, or 14.7%, to $7.1 million for the nine—month period ended September 30, 2007 from $8.3 million for the nine—month period ended September 30, 2006 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K—12 Supplemental Education segment increased to 31.8% from 28.1% period over period primarily due to increased inventory obsolescence provisions and product costs.
     Test—prep and Intervention. Cost of goods sold for the Test—prep and Intervention segment increased $1.5 million, or 13.8%, to $12.6 million for the nine—month period ended September 30, 2007 from $11.1 million for the nine—month period ended September 30, 2006 due to the corresponding increase in revenue. Cost of goods sold as a percentage of revenue for the Test—prep and Intervention segment decreased to 19.7% from 20.3% period over period primarily due to a decrease in inventory obsolescence provisions.

     Library. Cost of goods sold for the Library segment increased $1.5 million, or 7.2% to $23.0 million for the nine—month period ended September 30, 2007 from $21.4 million for the nine—month period ended September 30, 2006 due to the corresponding growth in revenue. Cost of goods sold as a percentage of revenue increased to 35.7% from 35.1%, period over period, reflecting increased inventory obsolescence provisions and additional costs associated with the introduction of MyLibraryDV.
     Medical Education. Cost of goods sold for the Medical Education segment increased $0.3 million, or 4.0% to $6.8 million for the nine—month period ended September 30, 2007 from $6.5 million for the nine—month period ended September 30, 2006. Cost of goods sold as a percentage of revenue decreased to 28.8% from 29.6% period over period, primarily due to cost savings realized in transitioning from an external vendor to an in—house production of the CMEinfo products.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $8.4 million, or 10.8%, to $86.2 million for the nine—month period ended September 30, 2007 from $77.8 million for the nine—month period ended September 30, 2006, primarily due to increased general and administrative cost for executive severance and compensation expense related to the restricted stock issuances. Selling, general and administrative expense as a percentage of revenue increased to 49.4% from 46.5%, period over period.
     K—12 Supplemental Education. Selling, general and administrative expense for the K—12 Supplemental Education segment decreased $2.6 million, or 15.4%, to $14.1 million for the nine—month period ended September 30, 2007 from $16.7 million for the nine—month period ended September 30, 2006 due to a reduction in revenue based costs including commissions and overhead expenses eliminated with the closing of our New York office. Selling, general and administrative expenses as a percentage of revenue increased to 63.2% from 56.4% period over period primarily due to the impact of decreased revenue on fixed expenses such as salaries.
     Test—prep and Intervention. Selling, general and administrative expense for the Test—prep and Intervention segment increased $3.8 million, or 15.2%, to $28.5 million for the nine—month period ended September 30, 2007 from $24.7 million for the nine—month period ended September 30, 2006. The increase was primarily due to volume related commission expenses, increased catalog and direct mail related marketing expenses and increased overhead cost from the Northborough warehouse facility. Selling, general and administrative expenses as a percentage of revenue for the Test—prep and Intervention segment decreased to 44.3% from 45.2% period over period primarily due to the impact of the strong revenue performance on fixed costs such as salaries.
     Library. Selling, general and administrative expense for the Library segment increased $0.8 million, or 4.1%, to $21.1 million for the nine—month period ended September 30, 2007 from $20.3 million for the nine—month period ended September 30, 2006 primarily due to increased legal expenses incurred in 2007 related to the negotiations for the MyLibraryDV contractual arrangement between Recorded Books and several third parties to distribute video content. Selling, general and administrative expense as a percentage of revenue decreased to 32.8% from 33.3% period over period, primarily due to the favorable impact of the revenue increase on fixed costs, most notably marketing related costs.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $0.4 million, or 3.6%, to $12.1 million for the nine-month period ended September 30, 2007 from $11.7 million for the nine-month period ended September 30, 2006. Selling, general and administrative expense as a percentage of revenue decreased to 51.3% from 53.0% period over period primarily due to reduced marketing expenses for non—subscription programs within our core medical education product line, the absence of transition expenses related to the acquisition of CMEinfo that were incurred in 2006 and additional costs savings achieved through process improvements.
     Corporate. Our corporate general and administrative expenses increased $6.0 million to $10.4 million for the nine—month period ended September 30, 2007 from $4.4 million for the nine—month period ended September 30, 2006. The expense for the nine-month period ended September 30, 2007 includes $3.6 million of executive severance, 1.4 million in compensation expense related to restricted stock issuances and $1.2 million in Series B litigation related costs.

Amortization of Pre—Publication Costs
     Amortization of pre—publication costs increased $0.1 million to $16.1 million for the nine—month period ended September 30, 2007, from $16.0 million for the nine—month period ended September 30, 2006. The nine-month periods ended September 30, 2007 and 2006 include $2.3 million and $2.9 million write downs of prepublication cost assets, respectively. The write downs were recorded within our K—12 Supplemental Education segment resulting from the continued poor revenue performance of our Sundance/Newbridge brand products.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles was $4.3 million for the nine—month period ended September 30, 2007 and $4.1 million for the nine—month period ended September 30, 2006.
Interest Expense
     Interest expense increased $1.5 million, or 3.0%, to $50.2 million for the nine—month period ended September 30, 2007 from $48.7 million for the nine—month period ended September 30, 2006. This increase was due to the compounding effect of interest on our Senior Discount Notes and Preferred B and the increase in rates on our Term Loans. Interest expense related to the Preferred B was not accrued beyond August 10, 2007, the date that all of the Series B was converted into common stock. Our total outstanding debt decreased from $544.2 million as of September 30, 2006 to $411.8 million as of September 30, 2007. The decline in outstanding debt was primarily due to the recapitalization.
     Cash interest expense increased $0.7 million to $24.8 million for the nine—month period ended September 30, 2007 from $24.1 million for the nine—month period ended September 30, 2006. The average interest rate increased to 9.86% for the nine—month period ended September 30, 2007 from 9.20% for the nine—month period ended September 30, 2006, reflecting a general increase in interest rates and a 1.50% penalty on a portion of the term loans resulting from our late SEC filings. Our cash interest bearing outstanding debt was $297.0 million as of September 30, 2007 compared to $298.7 million as of September 30, 2006.
     Interest expense consists of the following:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Interest expense:
Senior secured term loans	$9,561	$8,838
11 3/4% senior notes	14,981	14,981
12 1/2% senior discount notes — non—cash	9,998	8,857
Series B senior preferred stock — non—cash	15,061	15,834
Other	638	264

Total interest expense	50,239	48,774
Less: capitalized interest	(77)	(69)

Net Interest expense	$50,162	$48,705

     As of September 30, 2007 the Company had $125.2 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 9.06% and 10.06%. The average interest rate on the Term Loans was 9.86% for the nine—month period ended September 30, 2007.
Gain on Troubled Debt Restructuring
     On August 10, 2007, we consummated the Recapitalization Agreement and under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred A, Preferred B and Preferred C converted their shares into shares of common stock. The Company recorded a gain of $115.6 million on troubled debt restructuring in the three month period ended September 30, 2007, based on the difference in carrying value of the Preferred B compared to the fair value, based on an independent appraisal, of the common shares exchanged. The gain includes approximately $1.8 million in transaction costs and a $2.8 million benefit from consequential balance sheet write offs, primarily the unamortized portion of the deferred gain on Preferred B. The recapitalization of the Preferred A and Preferred C also resulted in gains based on their carrying value compared to the fair value of the common shares exchanged, but because of their classification as equity instruments, the gains of $33.0 million and $1.3 million, respectively, are reflected as Gain on Recapitalization in the calculation of net income available to common stockholders.

Discontinued Operations
     There were no significant items reported in discontinued operations for either of the nine—month periods ended September 30, 2007 and 2006.
Provision for Income Taxes
     The provision for income taxes was an expense $3.3 million for the nine—month period ended September 30, 2007 and a benefit of $1.0 million for the nine—month period ended September 30, 2006, primarily reflecting deferred income taxes. The deferred income tax expense and benefit reflects the difference in book and tax basis for goodwill and other indefinite—lived assets. The expense for the nine—month period ended September 30, 2007 reflects the increase in deferred tax liabilities due to the current year increase in the valuation allowance for deferred tax assets consisting primarily of net operating loss carryforwards. The $1.0 million benefit for the nine—month period ended September 30, 2006 primarily reflects the impact on the cumulative difference between book and tax basis for goodwill and other indefinite—lived assets caused by the $24.4 million goodwill writeoff at Sundance/Newbridge. A current income tax expense of $0.3 million was recorded for both of the nine—month periods ended September 30, 2007 and 2006. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $0.9 million for both of the nine—month periods ended September 30, 2007 and 2006.
Net Income and Loss
     Net income of $80.0 million was recorded for the nine-month period ended September 30, 2007 compared to a net loss of $50.5 million for the nine—month period ended September 30, 2006. Net income for the nine-month period ended September 30, 2007 is due to the $115.6 million gain on troubled debt restructuring recorded in the recapitalization of our Preferred B on August 10, 2007. Operating income increased $20.8 million to $18.4 million for the nine—month period ended September 30, 2007 from a loss of $2.4 million for the nine—month period ended September 30, 2006 primarily due to the $24.4 million goodwill write-off at Sundance/Newbridge. The provision for income taxes increased $4.3 million period over period, primarily due to the impact on deferred taxes of the goodwill impairment charge at Sundance/Newbridge.
Liquidity and Capital Resources
     We have relied primarily on our available cash balance to fund our working capital, capital expenditure, business acquisition and debt service requirements. As of September 30, 2007 we have an available cash balance of $48.3 million. During the nine—month period ended September 30, 2007 we funded $17.6 million in pre—publication costs for new product development, $2.0 million of capital expenditures for property and equipment, $29.8 million of cash interest on our 11 3/4% senior notes and senior secured Terms Loans, principal payments of $1.0 million on our senior secured Terms Loans and $1.9 million of cost related to the August 10, 2007 recapitalization.
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
     While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized, based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our future liquidity needs until the maturity of our Senior Secured Term Loans in August 2008. The balance of the Term Loans is classified as a short term liability. With respect to our Term Loans, while we cannot guarantee that capital market conditions will exist which allow for the refinancing of the balance outstanding, with the secured position of this debt in the Company’s assets, its relatively high seniority in our capital structure, we expect to be able to complete a refinancing of our Term Loans at or prior to their maturity.

Cash Flows
     Net cash provided by operating activities was $0.9 million for the nine—month period ended September 30, 2007 compared to $6.2 million of cash provided by operating activities for the nine—month period ended September 30, 2006. The decline in cash from operating activities primarily due to the combination of greater cyclical working capital needs in the third quarter and, excluding the $24.4 million goodwill impairment recorded in June 2006, a lower operating income that included executive severance and Preferred B litigation costs incurred during the nine-months ended September 30, 2007.
     Cash used in investing activities increased to $19.5 million for the nine—month period ended September 30, 2007 from $18.3 million for the nine—month period ended September 30, 2006. Cash used in investing activities consists primarily of expenditures on pre—publication costs and property, plant and equipment.
     Cash used in financing activities increased to $3.0 million for the nine-month period ended September 30, 2007 from $1.1 million for nine-month period ended September 30, 2006. The period over period increase relates to $1.9 million of costs associated with the August 10, 2007 recapitalization. Excluding the costs of consummating the recapitalization agreement, cash used in financing activities primarily reflecting principal payments on our Senior Secured Term Loans.
Capital Expenditures
     Capital expenditures — pre—publication costs relate to the costs incurred in the development of new products. For the nine—month period ended September 30, 2007, we had $17.4 million of pre—publication expenditures compared to $17.5 million during the nine—month period ended September 30, 2006. We plan expenditures of $22.3 million for pre—publication costs in 2007. This level of spending is intended to support our successful core products and allow for the development of new products.
     Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the nine—month period ended September 30, 2007 we had $2.0 million of property, building and equipment expenditures compared to $2.1 million for the nine—month period ended September 30, 2006. We plan expenditures of $2.8 million for property and equipment in 2007. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, the rollout of a customer relationship management (“CRM”) system for several businesses, and general additions to furniture, fixtures and equipment.
Contractual Obligations and Commitments
     There have been no material changes in our contractual obligations or commitments since December 31, 2006.
Off—Balance Sheet Arrangements
     We do not have any off—balance sheet financing arrangements.
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
     We regularly assess these market risks and have established policies and business practices to protect against the adverse effect of these and other potential exposures. We utilize cash from operations and short—term borrowings to fund our working capital and investment needs. Cash balances are normally invested in high—grade securities with terms shorter than three—month periods. Because of the short—term nature of these investments, changes in interest rates would not materially affect the fair value of these financial instruments.
     As of September 30, 2007, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.3 million. As of September 30, 2007, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.3 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.
     As of September 30, 2007, we had $125.5 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, were 10.06 % for the First Term Loan and 9.06% for the Second Term Loan.
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transaction gain or loss recognized in our statement of operations due to currency fluctuations, mainly fluctuations in UK pounds. As a result, we do not hedge the exposure to these changes. As of September 30, 2007, a hypothetical 10% change in the foreign currency exchange rates applicable to such transactions would not have a material impact on our results of operations.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 15d—15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rules 13a—15(e) and 15d—15(e), as of the end of the period covered by this report. Due to the identification of a material weakness in internal control over financial reporting during the audit for the year ended December 31, 2006 and in the quarter ended September 30, 2007, related to technical deficiencies in expertise with respect to (i) our accounting for income taxes, (ii) our application of FSP No. 150—5 to our Preferred Warrants, (iii) our calculation of the amount of goodwill impairment at Options Publishing, and (iv) our accounting for non-competition agreement with former executive (quarter ended September 30, 2007), we concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in reports filed with the SEC is recorded, processed, summarized and reported on in a timely basis.
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
     As a result of the deficiencies that are described above, each of which was discovered during the audit of the financial statements for our fiscal year ended December 31, 2006 and in the quarter ended September 30, 2007, management determined that a material weakness in internal control over financial reporting related to our technical expertise in these areas exists. This determination prompted our management to conclude that, as of December 31, 2006 and continuing at September 30, 2007, there was a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions. This material weakness exists because our management does not currently have adequate technical expertise with respect to these technical areas to effectively oversee and review our accounting in this area. This lack of adequate technical expertise resulted in a misstatement in our accounting for income taxes during the years and related quarterly periods ended December 31, 2004 and 2005 and for the first three quarters of 2006, a misstatement in the classification of the Preferred Warrants in the third quarter of 2005 and a calculation error in the goodwill impairment for Options Publishing as of

October 1, 2006, which was identified during the course of our 2006 audit. As a result of these items, we provided in our Annual Report on Form 10—K for our fiscal year ended December 31, 2006 a restatement of our financial statements as of and for the years and related quarterly periods ended December 31, 2004, 2005 and for each of the three fiscal quarters in 2006.
     (b) Changes in Internal Controls over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Regarding the material weakness described above, we intend to implement the following enhanced control procedures over accounting for income taxes, goodwill impairment valuations and non-competition agreement. Insofar as the Preferred Warrants are no longer outstanding, we do not intend to focus remedial efforts on the issues that related to the misclassification of the Preferred Warrants.
•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	Educating and training our management and staff to improve technical expertise with respect to these technical areas;

•	Engaging expert resources to assist with tax and goodwill valuation accounting; and

•	Re—allocating and/or relocating duties of finance personnel to enhance review and monitoring procedures.
     While we believe that the remedial actions described above will result in the correction of the material weakness in our internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     As reported in the Company’s Quarterly Reports on Form 10-Q for its fiscal quarters ended March 31, 2007 and June 30, 2007, on February 27, 2007, certain holders of the Preferred B filed an action in the Delaware Chancery Court seeking an order to compel the Company to allow them access to inspect certain of the Company’s corporate and business books and records pursuant to a request under Section 220 of the Delaware General Corporation Law and under the Investors Agreement, as amended, between the Company and certain of its stockholders. In connection with the closing of the Recapitalization Agreement, the plaintiffs in this matter dismissed this case. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for a description of the Recapitalization Agreement.
     From time to time, the Company is involved in litigation that considers to be ordinary routine litigation incidental to our business. The Company is not presently involved in any legal proceedings that it expects, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10—K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10—K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 10, 2007, in connection with the closing of the transactions contemplated by the Recapitalization Agreement, holders of our previously outstanding Preferred B converted their shares of Preferred B into approximately 82% of our outstanding shares of common stock and holders of our previously outstanding Preferred A, Preferred C and Preferred Warrants converted their shares and warrants into shares of common stock and common stock warrants representing approximately 15% of our outstanding shares of common stock. The shares and warrants issued in connection with this recapitalization were not registered under the Securities Act of 1933, as amended, and were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in respect of transactions not involving a public offering.
     On August 10, 2007, also in connection with the closing of the transactions contemplated by the Recapitalization Agreement, the Company entered into management stock purchase agreements with Messrs. Peter J. Quandt and Paul J. Crecca, at the time our Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, respectively, pursuant to which the Company issued to Messrs. Quandt and Crecca an aggregate of 300,000 shares of common stock, representing approximately 3% of the Company’s issued and outstanding shares of common stock, for aggregate gross proceeds of $300. The shares issued to Messrs. Quandt and Crecca were not registered under the Securities Act of 1933, as amended, and were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in respect of transactions not involving a public offering.
Item 4. Submission of Matters to a Vote of Security Holders.
     In late July and early August 2007, the Company sought written consents in lieu of special meetings from the holders of its outstanding preferred stock and common stock in order to consummate the transactions contemplated by the Recapitalization Agreement. The matters submitted to a vote of the stockholders included the following:
     On or about June 28, 2007, the holders of 8,495,133 shares of Common Stock, 21,759 shares of Series A and the holders of 1,538,297 shares of Series B (with no votes against, withheld, or abstained) approved an amendment to the Company’s certificate of incorporation to provide that:
•	At the election of at least two-thirds (2/3) of the outstanding Series B, each outstanding share of Series B shall automatically be converted into shares of common stock, as provided in the amendment; and

•	At the election of at least two-thirds (2/3) of the outstanding Series A and Series C, voting together as a single class on an as-converted basis, each outstanding share of Series A and Series C shall automatically be converted into shares of common stock, as provided in the amendment.
     On or about August 9, 2007, the holders of 8,495,133 shares of Common Stock and 21,759 shares of Class A (with no votes against, withheld, or abstained) approved an amendment to the Company’s certificate of incorporation to provide that:
•	All of our then outstanding shares of common stock be reclassified into one share of common stock; and

•	An amendment to the Company’s bylaws to provide for a deadlock committee of the Board of Directors to resolve certain issues subject to a tie vote by the members of the Board of Directors.
     On or about September 15, 2007, the holders of 7,657,229 shares of common stock (with no votes against, withheld, or abstained) of common stock approved the contingent payments to Mr. Quandt and Mr. Crecca related to (i) the acceleration of vesting of the restricted stock issued to Mr. Quandt and Mr. Crecca, which acceleration could occur pursuant to the terms and conditions of each of their respective management stock purchase agreements, (ii) severance payments that could be triggered under their respective employment agreements and (iii) payments that could be due pursuant to the terms and conditions of each of their respective non-competition agreements with the Company.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10—K filed April 19, 2004.

3.1(a)	Amendment to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Filed herewith.

3.1(b)	Amendment to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S—4 (Reg. No. 333—109381) filed October 2, 2003.

3.2(a)	Amendment to Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.2(b)	Amendment to Bylaws of Haights Cross Communications, inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

10.1	Shareholders Agreement by and among Haights Cross Communications, Inc. and the Investors named therein, dated as of August 10, 2007	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 16, 2007.

10.2	Indemnification Agreement, dated August 10, 2007, by and between Haights Cross Communications, Inc. and Eugene Davis	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 16, 2007.

10.3	Indemnification Agreement, dated August 10, 2007, by and between Haights Cross Communications, Inc. and T.J. Vigliotta	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 16, 2007.

10.4	Indemnification Agreement, dated August 10, 2007, by and between Haights Cross Communications, Inc. and Curry Ford	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 16, 2007.

10.5	Indemnification Agreement, dated August 10, 2007, by and between Haights Cross Communications, Inc. and John A. McKenna, Jr.	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed August 22, 2007.

10.6	Separation and Release Agreement between Haights Cross Communications, Inc. and Peter J. Quandt	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2007

10.7	Indemnification Agreement, dated September 21, 2007, by and between Haights Cross Communications, Inc. and Paul J. Crecca	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 27, 2007

10.8	Haights Cross Communications, Inc. Transaction Bonus Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 15, 2007

31.1	Rule 13a—14(a)/15d—14(a) Certification of Paul J. Crecca	Filed herewith

32*

*	The Company is not an “issuer,” as the term is defined by Section 2(a)(7) of the Sarbanes—Oxley Act of 2002 (the “Act”), because it does not have a class of securities registered under Section 12 of the Securities Act and it is not required to file reports under Section 15(d) of the Exchange Act. Accordingly, the Company is not required to file the certifications that are otherwise required by 18 U.S.C. Section 1350, which were adopted as Section 906 of the Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.
Dated: November 14, 2007	By:	/s/ Paul J. Crecca
Paul J. Crecca
President and Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated: November 14, 2007	/s/ Mark Kurtz
Mark Kurtz
Vice President of Finance and Accounting and Chief Accounting Officer (Principal Accounting Officer)