Form 10-K
period 2007-12-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2008-03-31
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

No established published market exists for the registrant’s Common Stock, par value $0.0003 per share.

The registrant had 9,958,112 shares of Common Stock, par value $0.0003 per share, outstanding as of March 13, 2008.

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

Company Overview

We were formed in Delaware in 1997 and are a leading developer and publisher of products for the K-12 education, library and medical education markets. Our products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books, unabridged audiobooks and continuing medical education products. As discussed in more depth in later sections of this Annual Report on Form 10-K, our Sundance/Newbridge business was originally offered for sale in November 2007 and our Board of Directors subsequently authorized the orderly wind-down of this business. In January 2008, we initiated a sale process for all our remaining operating businesses, and that process continues to be in progress. In August of 2008 our Term Loans come due. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources.”

Our high quality products are sold primarily to schools, libraries and medical professionals and have leading positions in the three markets we serve:

•	K-12 Education

•	K-12 Supplemental Education: We publish supplemental reading materials for the pre-kindergarten through eighth grade, or PreK-8, marketed under the well-known imprints Sundance Publishing and Newbridge Educational Publishing, and we also offer non-proprietary supplemental reading and literature products for the K-12 market. The results of operations of Chelsea House Publishers, which was divested in the third quarter 2005, have been eliminated from the K-12 Supplemental Education segment for all periods presented. A sale process for Sundance/Newbridge business began in November 2007, and on March 17, 2008 the Board of Directors resolved to initiate a phased wind-down of the operations of Sundance/Newbridge.

•	Test-prep and Intervention: We publish state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. We also publish skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.

•	Library: We publish unabridged audiobooks for adults and children under the Recorded Books imprint and market these titles, as well as selected non-proprietary unabridged audiobooks, primarily to public libraries and schools.

•	Medical Education: We publish continuing medical education products, or CME products, primarily in audio format, for doctors and other health care professionals under the Oakstone Publishing imprint. We also produce Medical Board Review courses under our CMEinfo imprint, in audio and video format. We also publish personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.

We develop our product offerings to address the unique needs of our target customers with a focus on continuous innovation and quality. We recognize the importance of creating and delivering new proprietary products to our customers. Our investment in product development or prepublication costs, which was $21.8 million, or 9.4% of our 2007 revenue, is specific to each of our imprints and brands. Our editors, managers and sales forces generate new product ideas, based on customer feedback and market research, to increase the likelihood of market acceptance and drive new sales growth. We currently offer over 14,000 proprietary titles, which contributed 92% of our 2007 revenue. Our investment in the development of new titles produced over 1,500 new products during 2007, and will contribute to the growth of our profitable backlist. We define our backlist as proprietary titles that generate revenue in any year following the calendar year of their initial release. Titles in our backlist typically sell for five years or more. The strength of our backlist, driven by effective product development and the longevity of our titles, reduces our dependence on new titles for current period revenue.

Our business model is designed to develop a diversified, recurring revenue stream, providing a foundation for organic growth. Of our 2007 revenue, 55.3% was generated from our backlist and 17.7% was generated from subscriptions. Together, 73.0% of our 2007 revenue resulted from these recurring revenue streams, which we believe increase the predictability of our sales and cash flows. We sell our products through multiple channels to approximately 150,000 customers, including educators and school systems, public and school libraries, medical professionals, consumers and employers.

We seek to grow sales and improve cash flows at each of our businesses by developing and marketing new products, implementing professional sales and marketing programs and improving operating efficiencies. For the year ended December 31, 2007, we generated revenue of $231.9 million, and EBITDA (as defined in Part II, Item 6 of this Annual Report on Form 10-K under the heading “Selected Financial Data”) of $50.0 million. For the year ended December 31, 2007, we had net income of $63.6 million.

Recapitalization and Strategic Review

On August 10, 2007, we consummated a recapitalization pursuant to which holders of our previously outstanding Preferred B converted their shares of Preferred B into approximately 82% of our outstanding shares of common stock and warrants, holders of our previously outstanding Preferred A, Preferred C and Preferred Warrants converted their shares and warrants into shares of common stock and common stock warrants representing approximately 15% of our outstanding shares of common stock and warrants, and certain members of management acquired new shares of common stock under the terms of management stock purchase agreements representing approximately 3% of our outstanding common stock and warrants. In connection with the foregoing, all previously outstanding shares of common stock were effectively eliminated through the reclassification into one share of common stock in a reverse split and all outstanding Common Warrants and options to purchase common stock were similarly effectively eliminated by the reverse split of the common stock. The consummation of the recapitalization led to the reconstitution of our Board of Directors.

After the consummation of the recapitalization, we undertook a review of our business units and strategic alternatives. Based on the results of that strategic review, in the fourth quarter of 2007, we initiated a reduction in force at Sundance/Newbridge and consolidated our Options Publishing business into our Triumph Learning (Test-prep and Intervention) business. Following further review, in January 2008, we announced our plans to offer for sale our three primary operating units: Triumph Learning; Recorded Books; and Oakstone Publishing. We are in the initial stages of the sales process, and are reviewing various alternatives that may be available to us to effect this strategy including the sale of each of these operating units, the sale of our stock, the merger with another company or a combination of such transactions. In March 2008 we decided to orderly wind down the operations of Sundance/Newbridge.

Business Segments

The Company’s financial reporting is organized into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education. The results of operations of Chelsea House Publishers, which was divested in the third quarter of 2005, have been eliminated from the K-12 Supplemental Education segment for all periods presented.

K-12 Supplemental Education

Our K-12 Supplemental Education segment publishes supplemental reading materials for the PreK-8 market under the well-known imprints Sundance Publishing and Newbridge Educational Publishing. Our K-12 Supplemental Education segment provided 20.5%, 15.4% and 11.8% of our consolidated revenue for the years ended December 31, 2005, 2006 and 2007, respectively. See our Consolidated Financial Statements.

On September 28, 2007, the Board of Directors authorized a restructuring of Sundance/Newbridge whereas the Company would reduce its workforce by approximately 30 employees and would refocus its distributed product line over the subsequent months. The plan was to have all remaining operations retrenched or modified to maximize asset value and generate positive cash flow. The purpose of this effort was to save operational costs and to respond to the issues in the marketplace while improving business’ financial performance.

On November 5, 2007, the Board of Directors authorized a plan to sell the Sundance/Newbridge business and subsequently on March 17, 2008 authorized the orderly wind-down of the business. As a result, the Sundance/Newbridge restructuring was expanded to include the severance of the remaining Sundance/Newbridge employees and the full absorption of the shared service function by the Triumph Learning business.

Sundance Publishing/Newbridge Educational Publishing.  Our Sundance imprint publishes supplemental educational materials for shared reading, guided reading, independent reading, phonics, and comprehension skills for students in PreK-8. Sundance also markets non-proprietary, supplemental literature products for students in grades K-6. Our Newbridge imprint publishes nonfiction, guided reading materials, Big Books and teachers’ guides in the content areas of standards-based science, social studies, and math for students in PreK-8.

Sundance/Newbridge offers over 2,500 proprietary titles across over 25 different product lines, including:

Product Line	Grades	Description

Newbridge Discovery Links — — Science(Discovery Links 2) — Social Studies(Discovery Links) — Discovery Links Nonfiction Big Books	K-5th	Non-fiction, guided reading programs and teaching resources, containing photographs and supporting text designed to engage students. 50 titles available in Big Book format for whole group instruction.
Sundance Alpha Kids	K-2nd	A large collection of guided readers of graduating difficulty to support small group instruction, with an additional assessment kit available.
Newbridge Big Books — — Early Science — Early Math — Early Social Studies — Ranger Rick Science Spectacular — Thinking Like a Scientist	K-6th	Shared reading program, teacher directs group reading with big books (16” x 20”), students engage in follow-up reading in student versions (5” x 7”) of the big books.
Newbridge Early Science	K-2nd	Standards-based science program with Big Books and matching student books at three levels for differentiated instruction
Newbridge Reading Quest	6th-8th	Leveled content-area reading for teaching social studies and science.
Sundance Hi-Lo Reading	2nd-8th	High-interest literature titles designed to give reluctant readers the support and enjoyment they need to build basic reading, writing and speaking skills.
Sundance Reading PowerWorks	1st-3rd	Standards-based, balanced literacy-theme units in science, social studies and math, with shared, guided and independent reading levels for students of differing abilities in the same classroom.
Sundance/Newbridge Nonfiction Theme Sets	1st-3rd	Theme Sets in science, social studies and math with Big Books, matching student books, and theme-related leveled readers for differentiated instruction.
Newbridge Fluency Practice	3rd -5th	Three kits with copies of standards-based, nonfiction passages that include a self-administered quiz.
Sundance Comprehension Strategy Kits	1st -5th	Five fiction and five nonfiction kits focused on comprehension reading strategies, with Modeling Transparencies, Interactive Practice Cards, Leveled Selections, Take-Home Readers, and assessment.
Sundance/Newbridge Smart Word Vocabulary Cards	K-8th	More than 2,000 instructional vocabulary cards that support every leveled book in the Sundance/Newbridge leveled book room. Each card includes engaging activities and Tips for Spanish Speakers.

In addition to these proprietary reading products, Sundance markets approximately 60 Sundance Picks collections comprised of over 1,400 non-proprietary literature titles for students in grades K-6.

Test-prep and Intervention

Triumph Learning.  Our Test-prep and Intervention segment publishes test preparation materials, skills assessment products, and standards-based supplemental materials for students in grades K-12 in reading, math, and literature, and intervention programs based on educational principles and research. Our products are published under the well-known imprints of Coach, Buckle Down and Options Publishing. The Coach and Buckle Down brands have been used in classrooms for over 20 years, and the Options brand for 16 years. Our Test-prep and Intervention segment provided 30.6%, 33.3% and 37.1% of our consolidated revenue for the years ended December 31, 2005, 2006 and 2007, respectively. See our Consolidated Financial Statements.

On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereas the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing would be consolidated into the shared services division; the accounting functions will be taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment will be incorporated in to the shared service facility in Northborough, MA; and the manufacturing and product purchasing functions will be consolidated into a new shared manufacturing group that is being formed in our Iowa City location. The purpose of this restructuring is to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning will be moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions will be relocated to Northborough, MA; and the manufacturing functions located in NY will be moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared service facility in Northborough, MA.

We believe Triumph Learning, through its Coach and Buckle Down imprints is the largest publisher of state-specific supplemental materials for test-preparation, skill diagnosis and instruction, and intervention for the U.S. K-12 education market. We believe Triumph Learning is the tenth largest educational publisher in the United States. The Company’s products are sold primarily to schools and school districts and cover reading, writing, math, science and social studies., Triumph Learning also publishes skills assessment products and complementary skills books focused on building reading, math, social studies, writing and other basic skills, which can be used either alone or in conjunction with our test-prep books.

Triumph Learning publishes state-specific test-preparation titles for 24 states. Triumph Learning’s Coach titles are generally 200-300 pages and priced in the $9-$10 range, while Buckle Down titles are generally 175-225 pages and priced in the $7-$8 range.

Triumph Learning and Buckle Down product lines include:

Product Line	Grades	Description

Coach	1-12th	Approximately 850 state-specific test-prep workbooks covering 21 states; and 450 complementary skills books and collections of state-specific practice tests.
Buckle Down	3rd-12th	Approximately 560 state-specific test-prep workbooks covering 17 states; 40 nationally standardized test preparation books; collections of state-specific practice tests.

Triumph Learning’s competitive advantages include the customer loyalty they have built over 20 years of providing state-specific test preparation materials, the breadth and depth of their product lines and the degree to which they customize each product to each state test. Unlike other test-preparation publishers, who may offer one series of products for all states or who partially customize books, our titles are highly customized and precisely focused on each state’s specific standards. Our products provide high quality instruction on each of the subjects assessed on the state test. Our practice tests, included in both Coach and Buckle Down books, have the benefit of helping students become more familiar with the actual test they will be taking because they match the features — including format, typeface, lettering or numbering system, style of answer foils and question type — of each state’s particular exam.

Options Publishing.  Under our Options Publishing imprint, we publish skills assessment products and standards-based supplemental materials for grades K-8 in reading, writing, science, and literature, and intervention programs based on educational principles and research. The core focus of Options Publishing’s product strategy is to create and offer products with effective learning techniques and extensive practice to assist students struggling with the current grade level curriculum. These products are often used in after-school, tutorial, and summer school environments, otherwise known as intervention settings, by students who have not initially achieved required skill levels through the classroom. Options Publishing offers more than 650 titles, and over 40 different product lines, including:

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

In January 2008 the sale process of our Triumph Learning business including our Coach , Buckle Down and Options Publishing brands, was initiated.

Library

Our Library segment publishes unabridged audiobooks and other products, under our Recorded Books imprint, for adults and children and markets these titles to public libraries, schools and consumers. We believe Recorded Books is the largest publisher of unabridged audiobooks in the United States. The Library segment provided 36.4%, 36.6% and 36.4% of our consolidated revenue for the years ended December 31, 2005, 2006 and 2007, respectively. See our Consolidated Financial Statements.

Recorded Books.  Recorded Books publishes and markets unabridged audiobooks in the U.S. and U.K. markets across multiple genres of literature, including mystery, history, classics, inspirational, western, romance, and sports, primarily in CD and audiocassette format. Recorded Books released over 700 new titles in 2007, and has over 7,000 titles on its backlist. Recorded Books licenses the right to produce an unabridged audiobook for the library market, usually on an exclusive basis, from the author or trade book publisher. Recorded Books’ unabridged audiobooks, which generally run 10 to 20 hours in length, are well known for their very high quality, from the engaging narration of the book performed by professional voiceover artists to the quality of recording and packaging materials used in the end product. Recorded Books’ dedication to quality production has won it numerous industry awards. In addition, to meet the increasing demand of its customers, Recorded Books supplements its proprietary audiobooks by distributing non-proprietary titles.

Approximately 40% of Recorded Books’ sales to public libraries are through its Continuous-Order-Plans (COP). In a COP, a public library agrees to purchase a specific number of new titles each quarter, with the size of such quarterly purchases ranging from 6 titles to over 300 titles. The COP arrangement automatically renews each year and benefits from high customer renewal rates. The new titles at each COP level are selected by Recorded Books, and while the library has the right to return COP titles, such returns have occurred at a rate of less than 3% of library sales historically. Our Continuous-Order-Plans represent a meaningful, recurring revenue stream for our Recorded Books imprint. As of December 31, 2007, over 3,000 libraries participate in our COP program.

In addition to its extensive production of unabridged audiobooks, Recorded Books has leveraged its expertise in audio-based products, and its reputation with the library market, by creating new product lines such as The Modern Scholar series, and licensing on an exclusive basis for sale to the library market such well known product lines as the Pimsleur Language series and a growing collection of independent films from The Film Movement. Beginning in late 2004, Recorded Books began to offer a downloadable audiobook service to the public library market, in which libraries pay an annual subscription fee based on usage, which allows their patrons to download audiobooks to their computers or portable music players. Recorded Books also offers proprietary and non-proprietary audiobooks to libraries and consumers under its Audio Adventures and Landmark brands.

We believe Recorded Books is the largest publisher of unabridged audiobooks in the United States. This position gives us a strong competitive advantage in negotiating audiobook rights for the majority of the best titles in the market. Another competitive advantage is Recorded Books’ reputation for high quality, which along with offering some of the best titles in the industry, has resulted in a very high level of customer satisfaction and brand loyalty. We also believe our dedicated employee field sales force for the public library market is a significant competitive advantage, allowing us to capture a larger share of the public library audiobook market.

In January 2008 the sale process of our Recorded Books business was initiated.

Medical Education

Our Medical Education segment publishes audio-based CME products under our Oakstone Medical imprint, which it sells to doctors and other health care professionals. Under our Oakstone Wellness imprint, we publish wellness products, which we sell to businesses for their employees. We acquired CMEinfo in June 2005, which is included in our Oakstone Medical imprint, and Scott Publishing in April 2005, which is also included in our Oakstone Wellness imprint. Overall, Oakstone Medical and Oakstone Wellness produce over 650 continuing medical education and wellness-related products in audio, video, print, electronic and web and live event formats. Our Medical Education segment provided 12.5%, 14.7% and 14.7% of our consolidated revenue for the years ended December 31, 2005, 2006 and 2007, respectively. See our Consolidated Financial Statements.

Oakstone Medical Publishing.  Oakstone Medical publishes audio-based CME products for doctors and other health care professionals under our Practical Reviews brand. With its more than 30-year history, we believe Oakstone Medical is a leading publisher of audio-based CME products. Oakstone Medical’s flagship product, Practical Reviews, covers 29 medical, dental and allied health specialties. We sell Practical Reviews on a subscription basis, and produce and deliver it to subscribers monthly on CD, MP3 or audiocassette. The Practical Reviews product consists of a summary and critical review of the most important medical journal articles for the month, generally numbering 15 to 25, in a particular medical specialty. Each monthly installment of the product is accompanied by a brief test, which the medical professional can take to earn the CME credits necessary to maintain his or her medical license. Each Practical Reviews medical specialty product is created monthly by an established panel of well known doctors in that specialty, most in a medical education position. Each Practical Reviews medical specialty is sponsored by either the medical association for that specialty, such as the American Academy of Neurology for our Neurology Practical Reviews product, or Johns Hopkins University School of Medicine, our primary sponsor and medical school advisor for each program. These sponsorships generally provide the basis for our Practical Reviews product being accredited CME programs, although Oakstone Medical itself is also an accredited CME provider.

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

Oakstone Medical also publishes video and audio-based medical self-study board review and CME courses, under our CMEinfo brand, which we acquired in June 2005. Through agreements with medical conference providers such as the Cleveland Clinic and Harvard Medical School, CMEinfo tapes live medical conferences, which it then publishes and markets in DVD, VHS, audio cassette and CD format. CMEinfo publishes and markets more than 100 courses, consisting of over 3,000 hours of certified CME programming in 29 medical and health care disciplines. We sell these products to doctors primarily as review courses for their medical boards. In addition to its Practical Reviews and CMEinfo brands, Oakstone Medical offers more than 150 other products, including continuing medical education products, informed consent programs and free reports.

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

In January 2008 the sale process of our Oakstone business was initiated.

Seasonality

Our business is subject to moderate seasonal fluctuations. Our revenue and income from operations have historically been higher during the second and third calendar quarters. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Customers

Our customer base is highly diversified across a broad range of end customers in the K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education markets, mitigating our exposure to a downturn in any particular market or industry. In 2007, no one customer accounted for more than 4% of our consolidated revenue, and our ten largest customers accounted for 9% of our consolidated revenue.

K-12 Supplemental Education.  Our Sundance and Newbridge imprints sold their products to more than 11,000 customers, consisting of schools and school districts, individuals and others in 2007, with sales to schools and school districts representing approximately 90% of 2007 revenue for this segment.

Test-prep and Intervention.  Triumph Learning sold its products to approximately 30,000 customers, consisting mostly of schools and school districts, in 2007, with such customers accounting for substantially all of 2007 revenue for this segment.

Library.  Recorded Books sold its products to approximately 6,000 U.S. and U.K. public libraries, 15,000 schools and school libraries, and 30,000 consumers and consumer related distributors in 2007. In addition, Recorded Books sells and rents its products to consumers at retail locations and through direct mail and other channels.

Medical Education.  Oakstone Medical Publishing sold its products to more than 42,000 customers in 2007, consisting predominately of doctors seeking to maintain current knowledge and/or obtain continuing medical education credits for licensing and hospital affiliation purposes.

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

Development of New Titles.  Across our various imprints, we have published more than 1,000 new proprietary titles each year since 2003. In the development of these new titles, we invested $21.9 million, $22.9 million and $21.8 million in 2005, 2006, and 2007, respectively. Our product development teams for each imprint lead the creation of our new proprietary titles, working with independent authors, illustrators, designers, artists, narrators and, in the case of our Medical Education segment, medical professionals. We believe that our use of independent experts enables us to produce a significant number of new titles each year with a relatively small in-house product development team. This approach also gives the resources to continue producing and expanding our product lines and to create new product lines more quickly. We engage the majority of these independent product development partners on a work-for-hire basis, while some well-known authors create products for us under a royalty arrangement. Our imprint-specific product development teams are responsible for the final product design and layout prior to transferring the new product master to production for printing or duplication. Our products require varying periods of development time depending upon the complexity of the graphics and design, and the writing and editing process. We develop most of our new K-12 Supplemental Education and Test-prep and Intervention titles in a six- to twelve-month period. We generally produce new Recorded Books titles in a three- to six-month timeframe, and Oakstone Medical and Oakstone Wellness products on a monthly basis.

While the important aspects of product development are similar across our imprints, the actual processes vary by imprint based on the market, specific customer needs and product requirements.

K-12 Supplemental Education

Sundance/Newbridge developed new products through the creation of proprietary titles and the co-publishing/revision of supplemental education titles originally produced for markets outside the United States.

Depending on the size and complexity of the product, a combination of in-house editors and designers, augmented by external resources (either freelancers or vendors who manage entire components of the program) were used to create the finished product.

Test-Prep and Intervention

Triumph Learning’s Coach product development team’s efforts involve a three-pronged approach that focuses on updating existing state-specific materials in response to changes in state tests, developing non-state-specific skills materials and entering new state markets with customized titles. Thus, to be successful, test-preparation publishers must anticipate these changes and deliver product soon after the new tests are issued. Triumph Learning’s Coach brand authors, editors and sales representatives have long-term relationships with personnel in state education departments that allow it to monitor changes in state tests as well as to receive up-to-date information on standards changes and test formats as soon as they become available. Triumph Learning’s Coach editorial leadership screens new editorial hires for an understanding of the curriculum, a commitment to quality and a sensitivity to the needs of students and educators. These editors then seek to cultivate a broad pool of authors that can produce high quality test preparation material. The combination of these factors, together with its 40 years of experience developing content, usually enables all of Triumph Learning’s brands to be first to market with high quality test-preparation products that it develops for and targets toward specific states.

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

Triumph Learning’s Buckle Down brand follows a similar product development model. Starting from a base of experience in assessment and test preparation, and utilizing the talents of a strong editorial and content development team, some of whom are graduates of award-winning writing programs, Buckle Down analyzes the standards, assessments, competition, and funding landscape in each state. This analysis first informs the decision of whether and what to publish for that state and then, following a positive decision, guides product development.

Triumph Learning’s Options Publishing imprint is known for its focused quality product for the struggling student market. The development team is composed of experienced editors — all former educators — who have in-depth expertise in the various curriculum areas that Options Publishing targets. Paying close attention to information from schools, teachers, administrators and field salespeople, Options Publishing has been able to develop product quickly and take advantage of new market opportunities, often before its competitors, and to constantly explore new niches as the market and funding sources change.

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

Medical Education

Oakstone Medical conducts readership surveys, focus groups and market research to determine what products are likely to be successful in both its physician and employee wellness markets. Once it identifies a medical education need in a specific medical specialty, it develops a new CME program to address that need, taking into account content, format and marketing considerations. Oakstone Medical frequently works in tandem with its medical society and educational institution partners throughout this process, focusing on both quality of content and fulfillment of specialty-specific requirements. By launching products in conjunction with these partners, Oakstone Medical seeks to maximize the recognition the product will have in the target market. While the partnering institution often provides the CME credit, Oakstone itself is also accredited by the Accreditation Council for Continuing Medical Education as a provider of CME, and can provide the CME credit if a partner institution is not available for a product launch. Credits are awarded according to the number of hours required to effectively participate in the activity. Partner relationships provide not only significant operating leverage, but also access to more than 400 private and academic physicians with whom Oakstone Medical currently works to develop content for either one-time products or ongoing, subscription-based products. Oakstone Medical produces its core product, Practical Reviews, monthly. Our coordinating editors collect summary and critical reviews of the most important medical journal articles for the month, generally numbering from 15 to 25 in a given medical specialty, from our physician group, and then record and produce these reviews in CD, MP3 or audio cassette format, which are accompanied by a brief test. Oakstone Medical produces its board review and medical procedures courses periodically. It sends a team of technicians to the location to tape the medical conference, and then edits the video in its in-house facilities. It then produces these courses in DVD, VHS, CD and audio cassette formats.

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

As of December 31, 2007, our employee field sales force consisted of 128 sales professionals and 11 sales representatives focused on telemarketing. In addition, as of that date, we utilized the services of 88 outside representatives to sell our products. In 2007, we distributed approximately ten million catalogs to potential customers across our various imprints.

While the principles are the same across our imprints, the execution of the marketing plans varies by business in accordance with their particular markets and customers.

K-12 Supplemental Education

Sundance/Newbridge generates sales through employee field sales representatives, an experienced independent sales force, telesales representatives and direct marketing. Sundance/Newbridge supports its national sales force with an experienced sales management team and sales support organization.

Sundance/Newbridge produces multiple types of catalogs for its products, targeted to specific customer groups and buying patterns, and mailed approximately 2.5 million catalogs in 2007 during specific strategic buying windows.

In response to declining revenue in this business segment, we are proceeding with an orderly wind-down of Sundance/Newbridge.

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

Triumph Learning’s Buckle Down brand has historically been direct mail-driven, marketing its products through an array of catalogs, brochures, and other mail pieces, supported by attendance at state and national trade shows. Since Triumph Learning acquired Buckle Down, it has been shifting towards a multi-channel distribution method by expanding its in-house sales department and offering Buckle Down products though Options Publishing’s experienced sales representatives.

Triumph Learning’s Options Publishing focuses its sales and marketing efforts through a nationwide network of sales representatives. This team consists of both full-time employees and independent sales representatives. Two full-time national consultants work on site with the customers to introduce and train teachers on large purchases of Options Publishing materials. In addition, Options Publishing increases its exposure by using well-known authors as major speakers at conferences in large districts and by attending more than 250 local, regional and national conferences and through targeted advertising in specific education periodicals and conference programs. Options Publishing also utilizes a sophisticated direct mail plan that includes sending sample copies of product to targeted local and national buyers and to school administrators nationwide, also promotes sales through its website.

Library

Recorded Books has internal sales representatives and sales managers that sell exclusively to public libraries throughout the United States, as well as sales representatives and sales managers that target public libraries in the United Kingdom. We believe Recorded Books has the only field sales organization dedicated to selling audiobooks in the U.S. public library market in the U.S., which provides it with a significant competitive advantage in selling product into this customer channel. In support of this sales force, in 2007, Recorded Books mailed twelve separate catalogs to over 16,000 public library locations in the United States and an additional four catalogs, on a quarterly basis, to approximately 3,000 public libraries in the United Kingdom.

In the school market, Recorded Books has a combination of internal and independent sales representatives. Field representatives are supplemented by internal telesales representatives. Recorded Books also mailed approximately 1,700,000 catalogs to schools in the United States in 2007. These catalogs were sent in three seasonal mailings so as to coincide with most schools’ regular buying cycles.

In the consumer market, Recorded Books markets its audiobooks and other products for rental and sale directly through the use of catalog mailings and its website. On average, Recorded Books mails approximately 39,000 catalogs per month directly to consumers. Recorded Books also distributes titles through booksellers, such as Barnes & Noble, Borders and Waldenbooks.

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

Competition

Our imprints face competition from numerous publishers and more recently software companies offering print and electronic products to the same market niches we serve. We believe we compete successfully in these markets based on our well-established product lines and brand names, our reputation for quality products and new product development, our broad range of product offerings, our competitive pricing, the strength of our sales and marketing efforts and our commitment to continued product innovation. In response to declining revenue in this business segment, we are proceeding with an orderly wind-down of Sundance/Newbridge.

K-12 Supplemental Education.  Sundance/Newbridge faces competition from supplemental education publishers such as: The Wright Group, a McGraw-Hill unit; Celebration Press and Modern Curriculum Press, each of which is a Pearson unit; Scholastic; Great Source, a unit of Houghton Mifflin; Mondo, Benchmark and National Geographic. In addition, basal textbook publishing companies such as McGraw-Hill and Houghton Mifflin increasingly have been producing products for the supplemental reading and content areas and have been gaining market share. In response to declining revenue in this business segment, we are proceeding with an orderly wind-down of Sundance/Newbridge.

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

Library.  Recorded Books faces competition in the public library market from other publishers of unabridged audiobooks, including Books on Tape, a division of Random House, BBC Audio (Chivers), Blackstone, Brilliance Audio and Audio Editions, none of which, we believe, is more than one-half the size of Recorded Books in the public library market. In the consumer channel, which is not a major emphasis for Recorded Books, we compete with the large trade publishers, including Random House, Simon & Schuster, Harper Collins and Time Warner.

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

Nearly all of our print products are printed and bound by third parties with whom we have contracts. We believe that outside printing and binding services at competitive prices are readily available. We conduct much of our pre-press production, typesetting, layout and design functions internally, which we believe provides us with greater quality control and flexibility over the creative process. We produce the product master files for our non-print products, including our audiocassettes and compact discs, internally and then replicate both in-house and through third party vendors as volume, scheduling and packaging demands dictate.

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

Employees

As of December 31, 2007, we had 855 full and part-time employees. None of our employees are represented by any union or other labor organization, we have had no strikes or work stoppages and we believe our relations with our employees are good.

Item 1A.	Risk Factors.

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially and adversely affect our business, or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and the other public statements we make.

Risks Related to Our Business

Our substantial leverage and indebtedness and our working capital deficiency may adversely affect our ability to operate our business as a going concern following the maturity of our senior secured term loans.

We are highly leveraged and have significant debt service obligations. As of December 31, 2007, we had total indebtedness of $414.9 million. See Note 15 to our Consolidated Financial Statements. Our senior secured term loans, which have an outstanding balance of $124.9 million as of December 31, 2007, mature in August 2008 and therefore have been reclassified as a current liability at December 31, 2007. As a result, as of December 31, 2007, we had a working capital deficiency of $61.5 million. We expect that cash on hand and generated from operations will be insufficient to fund the repayment of the senior secured term loans when due. We have initiated a sales process for our businesses and therefore have not sought to extend our senior secured term loans at this time. If we are unable to receive sufficient net proceeds from this sales process by the due date of our senior secured term loans, or we are otherwise unable to extend or refinance a substantial portion of our obligations under our senior secured term loans, our existing capital resources will not enable us to meet our obligations under our senior secured term loans or continue operations beyond August 2008. Moreover, non-payment of our senior secured term loans when due would trigger a cross-default under our indentures governing the senior notes and senior discount notes, which could require us to make an immediate payment under such indentures and obligations at a time when we would not have the funds to do so. A sale of all or substantially all of our assets through our proposed sales process or otherwise would constitute a change of control under our senior secured term loans and the indentures governing the senior notes and senior discount notes and would result in an event of default thereunder if the Company does not satisfy certain conditions. See “— Risks Relating to our Business — A change of control in us could result in an event of default under our debt agreements”. We cannot assure that we will be able to enter into a sale transaction that allows us to repay our senior secured term loans or to refinance our senior secured term loans when due. Accordingly, as a result of the foregoing uncertainties, substantial doubt exists about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount or classification of assets and liabilities to reflect these uncertainties.

In the future we may also borrow more money, subject to limitations imposed on us by the agreements governing our debt.

In addition to the risks to our ability to continue as a going concern described above, our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

•	we are required to use a substantial portion of our cash flow from operations to pay interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, investments and alliances and other general corporate requirements;

•	our debt service requirements increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that have less debt;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital expenditures in the future and implement our business strategies;

•	our level of debt may restrict us from raising additional financing or extending existing financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements; and

•	our substantial leverage may make it more difficult for us to satisfy our debt service obligations.

Our sales strategy entails significant risks.

On January 28, 2008, we announced our plans to offer for sale our three primary operating units: Triumph Learning; Recorded Books; and Oakstone Publishing. We are in the initial stages of the sales process, and are reviewing various alternatives that may be available to us to effect this strategy including the sale of each of these operating units, the sale of our stock, the merger with another company or a combination of such transactions. We cannot assure that we will be able to sell any or all of our operating units or our company on a timely basis or on satisfactory terms, if at all. Our sales strategy also entails numerous other risks including, but not limited to, unanticipated costs or liabilities, the diversion of management’s attention from our business, risk of loss of affected employees and/or customers resulting from the announcement of our plans, inadequacy of sales proceeds, compliance of the sales process and the application of the proceeds therefrom with the covenants under our senior secured term loans and the indentures for our senior notes and senior discount notes, and any adverse effect of accounting or tax treatment. Any of such factors could harm our ability to successfully implement our sales strategy on a timely basis. Moreover, if our sales process is not successful, we may continue to operate all or some of our operating units indefinitely, and the risks described above could harm our liquidity and results of operations of our continuing business. We cannot assure that the sales process will provide us with sufficient liquidity to meet our obligations.

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

If we do not comply with the restrictions in the senior secured term loans, the indentures governing the senior notes and the senior discount notes or any of our other financing agreements, a default may occur. Under certain circumstances, this default may allow our creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. If we were unable to repay those amounts, the lenders under the senior secured term loans could proceed against the collateral granted to them to secure that indebtedness. We have pledged all of our assets as collateral to secure our obligations under senior secured term loans. If the lenders under the senior secured term loans accelerate the repayment of borrowings, we cannot assure you that a sale of the assets pledged as collateral would provide sufficient proceeds to repay the amounts outstanding under the senior secured term loans, the senior notes and the senior discount notes. See Note 15 to our Consolidated Financial Statements.

A change of control in us could result in an event of default under our debt agreements.

Certain changes in beneficial ownership interest in us or a sale of all or substantially all of our assets through our proposed sales process or otherwise would constitute a change of control under our senior secured term loans and the indentures governing the senior notes and senior discount notes, and would require our successor, if applicable, to assume the obligations under our senior secured term loans, our senior notes and our senior discount notes to the extent that such debt remains outstanding, and would require a change of control offer as described below. In addition we or our successor, as applicable, would be required to satisfy the limitation on additional indebtedness covenants contained in the debt agreements. Failure to satisfy these conditions would result in an event of default under one or more of our outstanding debt agreements. Any such event of default could trigger a cross-default under one or more of our other debt agreements and, in any event, would require us to make an immediate payment under such agreements at a time when we may not have the funds to do so. Upon a change of control we or our successor would be required to offer to make a change of control offer to repurchase all of our then outstanding senior secured term loans, senior notes and senior discount notes at a price of 101% of principal amount, or accreted value with respect to the senior discount notes, plus accrued interest.

Our debt agreements will restrict our use of proceeds that we receive from any sales of our assets.

The indentures governing our senior notes and senior discount notes require us to apply net proceeds from any significant asset sales that are not applied to certain specified purposes within 365 days, including capital expenses or the repayment of the senior secured term loans (and under the senior discount notes indentures, repayment of the senior notes), to offer to repurchase the senior notes and senior discount notes at a price equal to the principal amount plus accrued interest and accreted value plus accrued interest, respectively.

We will be required to pay significant premiums if we elect to voluntarily redeem our senior notes and senior discount notes prior to their maturity

Following a successful sales process, we would anticipate that we may elect to voluntarily redeem our outstanding notes with any excess net proceeds from such sales prior to the required date. The senior notes may be voluntarily redeemed by us at a price equal to 105.875% of par value plus accrued interest beginning on August 15, 2008. As of February 15, 2008, our senior discount notes were redeemable by us at a price of 106.25% of accreted value plus accrued interest. The premiums payable for the voluntary redemption of the senior notes and senior discount notes are reduced over time to zero. The timing and payment of our senior notes and the senior discount notes, if any, as a result of our sales process, and the cost of any premiums associated with such repayment, will be dependent upon the timing, structure and net proceeds, if any, received from any such sales.

We have a history of losses, which we expect to continue, and we might not ever achieve or maintain profitability.

We have experienced losses every year since our inception through 2006. In 2007, we had Net Income of $63.5 million and Net Income Available to Common Shareholders of $95.7 million, and had an accumulated deficit of $147.6 million at December 31, 2007. The 2007 Net Income was due to gains reported on the troubled debt restructuring as detailed in the accompanying consolidated financial statements included in this Annual Report Form 10-K. Unless our sales process is successful, we expect to continue to incur losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our business will be harmed.

A decrease in funding of schools and libraries by federal, state and local governments could reduce our sales and profits.

During 2007, we derived more than 75.5% of our revenue from schools, school districts and school and public libraries. These institutions depend on funding from federal, state and local governments to purchase our products. Many state and local governments have faced, and may continue to face, budget deficits. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools or libraries could delay or reduce our revenue. Any substantial reduction or delay in governmental funding earmarked for education or library materials could have a material adverse effect on our sales.

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

We may have to defend against intellectual property infringement claims and other claims that may cause us to incur significant costs and may divert management attention.

Although we believe that our products do not infringe on the intellectual property rights of others, other parties may assert claims that we have violated or infringed on a copyright, trademark or other proprietary right belonging to them. We license third-party content to create some of our products. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claims by a third party that the licensed content infringes other proprietary rights. We cannot assure you that these provisions will be adequate to protect us from infringement claims regarding the use of such third-party intellectual property. In addition, in some instances we buy products created by third parties from distributors and re-package and redistribute such products without a license or other permission from the third party creators. Although we believe that the manner in which we license third party content to create our products, as well as the manner in which we purchase third party products and re-package and redistribute them, complies with applicable trademark and copyright laws, any infringement claims could result in the expenditure of significant financial and managerial resources on our part and, if such claims are finally determined to be meritorious, could materially adversely affect our business, results of operations and financial condition.

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

As of December 31, 2007, we had on hand cash and cash equivalents of $61.8 million. Our management has broad discretion as to the use and allocation of such cash and cash equivalents, and investors will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in the application of such cash and cash equivalents.

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

The price of paper constitutes a significant portion of our costs relating to our print book products and direct mail solicitations. Significant increases in the price of paper may have an adverse effect on our future results. Postage for product distribution and direct mail solicitations is also one of our significant expenses. To manage the potential effect of inflation on paper costs, we negotiate arrangements of up to one year with brokers to ensure a supply of needed paper at fixed pricing, and when advantageous, we purchase and inventory raw material paper in advance of our production need. Although we distribute many of our products under a contract with the United Parcel Service, shipping and postage costs increase periodically and can be expected to increase in the future. If the costs of paper or postage increase and we are unable to pass on these increased costs to our customers, our operating results could be adversely affected.

A limited number of stockholders own a large percentage of our common stock and will be able to influence or control substantially all corporate decisions.

In connection with our recapitalization in August 2007, we entered into a shareholders’ agreement with certain shareholders that collectively beneficially own approximately 80% of our Common Stock as of March 13, 2008. Pursuant to the shareholders’ agreement, it was agreed that the size of our Board of Directors would include five persons nominated by their five shareholder groups. Our board of directors currently consists of five persons, including four persons nominated by four of these shareholder groups (a fifth shareholder group having elected to forego its nominating rights as of the date of this report) and our chief executive officer. A limited number of our shareholders can therefore direct our policies, select a majority of our directors and control stockholder actions such as the approval of agreements to be executed in connection with the sales process. The interests of these shareholders and their affiliates may conflict with the interest of our other investors. These conflicting interests could include, without limitation:

•	interests in our outstanding senior secured term loans, senior notes, senior discount notes or other obligations;

•	investments in media businesses and businesses that support or enhance media properties, including publishing businesses;

•	ownership of controlling or non-controlling interests in media and related businesses, including publishing businesses, some of which may compete with us; and

•	the participation in the acquisition of one or more of our business units in connection with our sales process.

To the extent that conflicts of interests may arise between us and our principal stockholders or their affiliates, these conflicts may be resolved in a manner adverse to other of our investors. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The NCLB Act, and its implementation have been criticized by certain representatives of states and schools, including complaints that federal funding is not sufficient to carry out all aspects of NCLB. If the legislation is repealed, found to be unconstitutional or is amended in a manner that results in reduced state participation in assessment and remediation programs, our revenue and profitability could be adversely affected.

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

We have incurred and will continue to incur increased costs as a result of our efforts to comply with the requirements of the Sarbanes-Oxley Act and in the course of such compliance have discovered a material weakness in our internal controls, which if not properly remediated could result in misstatements in our financial statements in future periods.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. During our audits for the year ended December 31, 2006, and 2007 we discovered a material weakness concerning our close process and technical expertise. See Item 9A of this Annual Report on Form 10-K for a discussion of this material weakness. If we are unable to remedy this material weakness, we may fail to meet our future reporting obligations, our financial statements may contain misstatements or our operating results may be adversely affected. In addition, during 2007, we have performed a system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Our future testing may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance related issues. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission (the “SEC”) or the other regulatory authorities, which would require additional financial and management resources.

Future transactions may limit our ability to use our net operating loss carryforwards.

As of December 31, 2007, we had federal net operating loss carryforwards, or NOLs, of $136.5 million. These NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. It is possible that a future transaction could cause us to undergo an ownership change. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The offices of our senior executive management are located in approximately 5,450 square feet of leased space at 10 New King Street, White Plains, New York under a lease that expires in June 2009. As of December 31, 2007, we own a 52,000 square foot office, warehouse and production facility in Prince Frederick, Maryland, which is used by our Library segment and a 16,000 square foot office and warehouse in Merrimack, New Hampshire, which has been abandoned in the restructure of Options Publishing. This property will be offered for sale. We also lease 12 additional office, warehouse and mixed use facilities for our businesses, as summarized in the table below

Leased Locations As of December 31, 2006	Use	Sq. Ft.	Expiration Date

302 N Washington Ave, Moorestown, NJ(3)(7)	Office	250	February 28,2009
8310 Capital of Tx Hy, Austin, TX(2)	Office	2,910	April, 30, 2009
One Beeman Road, Northborough, MA(5)	Warehouse/Office	150,000	July 31, 2009
2308 Heinz Road, Iowa City, IA(2)	Warehouse/Office	45,000	September 30, 2009
140 Bugeye Square, Prince Frederick, MD(1)	Warehouse	19,400	November 6, 2009
136 Madison Avenue, New York, NY(2)	Office	16,500	March 30, 2010
301 Bugeye Square, Prince Frederick, MD(1)	Warehouse	9,000	March 31, 2010
826-828 Broadway, New York, NY(1)	Recording Studios	11,500	August 31, 2010
2080 Cabot Blvd. West, Langhorne, PA(6)	Office	9,955	March 31, 2011
200 Skipjack Road, Prince Frederick, MD(1)	Warehouse	23,000	November 30, 2012
Units 4 Rearsby Business Park, Rearsby, UK(1)	Warehouse/Office	20,000	December 31, 2015
100 Corporate Parkway, Birmingham, AL(3)	Office	32,624	January 31, 2013

(1)	This property is used by our Library segment.

(2)	This property is used by our Test-prep and Intervention segment. On April 1, 2006, 30,000 square feet, the entirety of the Iowa warehouse was vacated, and is being held for sub-lease.

(3)	This property is used by our Medical Education segment.

(4)	This property is used by our K-12 Supplemental Education segment.

(5)	This property is used by our K-12 Supplemental Education and Test-prep and Intervention segments.

(6)	This property was previously occupied by our Chelsea House business, and is being held for sub-lease.

(7)	This lease was renewed after the expiration date.

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

On or about January 28, 2008, stockholders beneficially owning an aggregate of 7,665,340 shares of our Common Stock, representing approximately 77% of the total shares of our common stock then outstanding, approved by written consent in lieu of a special meeting an amendment to our Certificate of Incorporation (the “Charter”) to (i) restate Article IV of the Charter in its entirety and eliminate our authorized Series A Preferred Stock and Series B Senior Preferred Stock and (ii) decrease the par value of our capital stock to $0.0003 per share. Under Delaware law, the action by written consent was sufficient to approve the matters without a vote of all stockholders; consequently, there were no votes cast against or withheld with respect to such matters. The matters approved by written consent are described in our Current Report on Form 8-K filed with the SEC on January 30, 2008, and reference is hereby made to the information contained therein.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

There is no public trading market for our common stock.

Holders

As of March 11, 2008, there were approximately 34 holders of record of our common stock.

Dividends

We have never declared or paid a cash dividend on our common stock, and we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our various loan agreements and indentures also provide covenants that would prohibit us from issuing cash dividends unless certain conditions were met.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Restricted stock grants as set forth in “Director Compensation.” All such securities were issued and sold in private placement transactions made in reliance upon the exemption from securities registration afforded by Section 4(2) and/or any other applicable exemption under the Securities Act.

Item 6.	Selected Financial Data.

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2007, which has been derived from our consolidated financial statements. The consolidated balance sheet data as of December 31, 2006 and 2007 and consolidated statement of operations and cash flow data for the years ended December 31, 2005, 2006 and 2007 are derived from the Company’s consolidated financial statements audited by Ernst & Young LLP, our independent registered public accounting firm, which are included elsewhere herein. When you read our selected historical consolidated financial data, it is important for you to read it along with our audited consolidated financial statements, the notes to those audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Consolidated Statements of Operations
Data:
Revenue:
K-12 Supplemental Education	$44,763	$48,450	$43,096	$34,296	$27,293
Test-prep and Intervention	25,171	34,421	64,501	73,909	86,074
Library	61,137	68,878	76,626	81,328	84,529
Medical Education	18,188	19,144	26,262	32,471	34,050

Total revenue	149,259	170,893	210,485	222,004	231,946
Cost of goods sold	45,925	52,998	60,864	62,429	65,388
Selling, general and administrative expense(1)	61,751	74,300	94,527	105,709	116,528
Amortization of pre-publication costs(2)	6,835	9,106	13,150	17,733	19,032
Goodwill impairment charges(3)	—	—	—	34,812	—
Asset impairment charges(4)	—	—	—	2,886	10,723
Depreciation and amortization	2,099	2,954	5,038	5,499	5,782

Income (loss) from operations	32,649	31,535	36,906	(7,064)	14,493
Gain on troubled debt restructuring(8)	—	—	—		115,489
Interest expense and other(5)(6)	(34,226)	(50,281)	(61,215)	(66,256)	(62,272)

(Loss) income before taxes, discontinued operations and cumulative effect of accounting change	(1,577)	(18,746)	(24,309)	(73,320)	67,710
Benefit (provision) for income tax	(3,510)	(3,880)	(4,952)	1,601	(4,038)

(Loss) income before discontinued operations and cumulative effect of accounting change	(5,087)	(22,626)	(29,261)	(71,719)	63,672
Loss from discontinued operations	(289)	(3,788)	(4,976)	(1,136)	(122)
Cumulative effect of accounting change(7)	—	—	2,213	—	—

Net (loss) income	$(5,376)	$(26,414)	$(32,024)	$(72,855)	$63,550

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Other Financial Data:
EBITDA(9)	$41,583	$43,595	$55,094	$53,866	$50,030
Additions to pre-publication costs(2)	10,833	12,163	21,877	22,852	21,778
Additions to property and equipment	2,815	3,248	3,831	2,759	2,976
Interest expense(5),(6)	19,928	48,194	59,328	65,787	61,772
Net cash provided by (used in):
Operating activities	30,026	21,233	24,491	25,930	20,229
Investing activities	(6,079)	(93,306)	(29,483)	(24,234)	(24,803)
Financing activities	6,798	116,569	(1,802)	(1,393)	(3,426)
Ratio of earnings to fixed charges(10)	—	—	—	—	2.0

	As of December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,389	$78,581	$69,592	$69,847	61,784
Working capital (deficiency)	49,588	94,647	76,483	72,841	(61,518)
Total assets	265,522	399,703	401,319	362,686	344,713
Total debt(6)(8)	239,750	492,848	520,743	552,769	414,882
Redeemable preferred stock(6)(8)	143,663	36,882	37,717	41,051	—
Total stockholders’ deficit	(163,897)	(192,819)	(228,121)	(303,918)	(146,829)

(1)	Selling, general and administrative expense is a summary of the following captions from our consolidated statement of operations: marketing and sales, fulfillment and distribution, general and administrative, and restructuring. For the year ended December 31, 2003, our selling, general and administrative expense includes restructuring and restructuring related charges of $2.0 million, relating to the consolidation of the warehousing, customer service and order fulfillment functions of our Sundance/Newbridge and Triumph Learning businesses. For the years ended December 31, 2004 and 2005, our selling, general and administrative expense includes restructuring and restructuring related charges of $0.4 million and $0.4 million, respectively, relating to IT system implementation costs at our Recorded Books and Triumph Learning businesses. For the year ended December 31, 2006 our selling, general and administrative expense includes restructuring and restructuring related charges of $0.8 million, relating to the consolidation of the Iowa-based warehousing, customer service and order fulfillment functions of our Buckle Down Publishing business with our existing shared service facility in Northborough, Massachusetts, the closing of our New York City editorial office of our Sundance/Newbridge business and IT system implementation costs at our Recorded Books business. For the year ended December 31, 2007, our selling, general and administrative expense includes restructuring charges of $2.6 million related to Sundance/Newbridge, Buckle Down Publishing and Options Publishing businesses.

(2)	We capitalize and amortize the pre-publication costs associated with the development of our new products. These costs primarily include author fees under work-for-hire agreements (excluding royalties), the costs associated with artwork, photography and master tapes, other external creative costs, internal editorial staff costs and pre-press costs that are directly attributable to the product. Also included is the intangible value assigned to the backlist of acquired companies. These capitalized pre-publication and intangible costs are amortized over the anticipated life of the product, for a period not exceeding five years.

(3)	On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” We performed impairment tests in each year succeeding the year of adoption and for the year ended December 31, 2006 financial results include a $34.8 million goodwill impairment charge related to our Sundance/Newbridge and Options Publishing businesses. (See Note 9, “Goodwill”, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(4)	Results of operations for the year ended December 31, 2006 included a $2.9 million impairment of pre-publication costs related to our Sundance/Newbridge business due to the continued declines in revenues and operating profits. During the second quarter 2007 the Company completed an impairment test of the pre-publication assets of the Sundance/Newbridge business at the series level, due to continued declines in revenues and operating profits, which resulted in a $2.2 million charge. On November 5, 2007 the Board of Directors authorized a plan to sell the Sundance/Newbridge business and subsequently authorized the orderly wind-down of this business. Since Management could not assure a sale could be completed within 12 months this business was not considered a discontinued operation. A valuation of the long term assets at fair value was prepared in connection with the plan to orderly wind down the Sundance/Newbridge business and as a result an impairment charge of $7.9 million was recorded in the fourth quarter of 2007. In addition, the fourth quarter of 2007 included a restructuring of our Test-prep and Intervention segment with the consolidating of our Options Publishing business into our Triumph Learning business. In connection with the consolidation, our building located in Merrimack, New Hampshire was abandoned and offered for sale resulting in a $0.6 million impairment charge from a fair value assessment of the building.

(5)	For the year ended December 31, 2003, our interest expense and other expense includes a redemption premium of $9.2 million incurred in connection with our redemption of subordinated debt with proceeds from our August 20, 2003 refinancing.

(6)	On January 1, 2004 we adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This adoption required that our Preferred B be classified as debt on our consolidated balance sheet and that the dividends and accretion related to the Series B Senior Preferred Stock (“Preferred B”) be classified as interest expense on a going forward basis. (See Note 16, “Equity and Redeemable Preferred Stock”, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.) On August 10, 2007, we consummated the Recapitalization Agreement and under the terms of the Recapitalization Agreement, holders of our previously outstanding Series A Preferred Stock (“Preferred A”), Preferred B and Series C Preferred Stock (“Preferred C”) converted their shares into shares of common stock. (‘See “Recapitalization Transaction” in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K)

(7)	The financial statements for the year ended December 31, 2005 include a change in accounting to reflect our outstanding Warrants as liabilities in accordance with FASB Staff Position FAS 150-5: Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. As a result of recording these Preferred Warrants as liabilities which should be marked to fair market value, the Company recorded a gain of $2.2 million, which is presented as a cumulative effect of accounting change for the year ended December 31, 2005. On August 10, 2007 we consummated the recapitalization pursuant to the Recapitalization Agreement (‘See “Recapitalization Transaction” in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Upon the closing of the Recapitalization Agreement, all outstanding shares of Preferred Warrants were converted into warrants to acquire common stock at an agreed upon rate.

(8)	On August 10, 2007, we consummated the Recapitalization Agreement and under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred A, Preferred B and Preferred C converted their shares into shares of common stock. (‘See “Recapitalization Transaction” in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded a gain of $115.5 million on troubled debt restructuring in the year ended December 31, 2007, based on the difference in carrying value of the Preferred B compared to the fair value, based on an independent appraisal, of the common shares exchanged. The gain includes approximately $1.9 million in transaction costs and a $2.8 million benefit from consequential balance sheet write offs, primarily the unamortized portion of the deferred gain on Preferred B. The recapitalization of the Preferred A and Preferred C also resulted in gains based on their carrying value compared to the fair value of the common shares exchanged, but because of their classification as equity instruments, the gains of $33.0 million and $1.3 million, respectively, are reflected as Gain on Recapitalization in the calculation of net income available to common stockholders.

(9)	We define “EBITDA” as net income (net loss) before interest, taxes, depreciation, amortization, discontinued operations, cumulative effect of a change in accounting and gain on troubled debt restructuring. We present EBITDA because we believe that EBITDA provides useful information regarding our operating results. We rely on EBITDA as a primary measure to review and assess the operational performance of our company and our management team in connection with executive compensation and bonus plans. We also use EBITDA to compare our current operating results with corresponding historical periods and with the operating performance of other publishing companies and for evaluating acquisition targets. We believe such information is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe it can assist investors in comparing our performance to that of other publishing companies on a consistent basis without regard to depreciation, amortization, interest, taxes, and cumulative effects of accounting changes and discontinued operations that do not directly affect our operations.

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Reconciliation of net loss to EBITDA:
Net (loss) income	$(5,376)	$(26,414)	$(32,024)	$(72,855)	63,550
Cumulative effect of accounting change	—	—	(2,213)	—	—
Net loss from discontinued operations	289	3,788	4,976	1,136	122
Gain on troubled debt restructuring(8)	—	—	—		115,489
Interest expense and other expense (income), including income taxes	37,736	54,161	66,167	64,655	66,310

Income (loss) from operations	32,649	31,535	36,906	(7,064)	14,493
Amortization of pre-publication costs	6,835	9,106	13,150	17,733	19,032
Goodwill and asset impairment charges	—	—	—	37,698	10,723
Depreciation and amortization of intangibles	2,099	2,954	5,038	5,499	5,782

EBITDA	$41,583	$43,595	$55,094	$53,866	$50,030

(10)	The “ratio of earnings to fixed charges” is an analytical tool used to assist investors in evaluating a company’s ability to meet the interest requirements of debt securities or the dividend requirements of preferred stock. Earnings for the purpose of this calculation are defined as pretax income before the effects of discontinued operations, extraordinary items and the cumulative effect of accounting change. Fixed charges are defined as the sum of interest expense, amortization of deferred financing costs, and the interest portion of rental expense. Earnings for the year ended December 31, 2007 included a $115.5 million gain on troubled debt restructuring. Excluding the impact of this gain, earning would have been insufficent to cover fixed charges by $47.8 million. For the year ended December 31, 2003, interest expense includes $3.2 million of charges for the write-off of deferred financing costs associated with our August 20, 2003 financing and a redemption premium of $9.2 million incurred in connection with our redemption of subordinated debt with proceeds from our August 20, 2003 refinancing. For the years ended December 31, 2003, 2004, 2005 and 2006 earnings were inadequate to cover fixed charges by $1.6 million, $18.8 million, $24.3 million and $73.3 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements include, without limitation any statements regarding the anticipated sales process or the anticipated results of that process. The forward-looking statements included in this Annual Report on Form 10-K include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of business trends, are based upon our current expectations, beliefs, projections and assumptions. Among other things, there can be no assurance that any of the operating units will be sold on a timely basis or on favorable terms, if at all. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.

The forward-looking statements that we make in this Annual Report on Form 10-K are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from such forward-looking statements. We refer you to documents filed by us with the Securities and Exchange Commission, specifically Item 1A of this Annual Report on Form 10-K, as may be amended from time to time, which identify important risks that could cause our actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.

Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are: (i) our substantial leverage and indebtedness, which may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry; (ii) our sales strategy entails significant risks including but not limited to the diversion of management’s attention from our business and risk of loss of affected employees and/or customers resulting from the announcement of our plans, and sales may not be completed on a timely basis or on satisfactory terms, if at all; (iii) our inability to take certain actions because of restrictions contained in our debt instruments, which may adversely affect our operations; (iv) our sales process may lead to a change in control of our beneficial ownership or a sale of substantially all of our assets, which will constitute an event of default under our debt documents if certain conditions are not met; (v) our history of losses, which we expect to continue; (vi) changes in funding of school systems and libraries by federal, state and local governments, which could reduce our sales and profits, if any, (vii) our inability to compete in the highly competitive industry in which we operate, (viii) the effect that misuse, misappropriation or other loss of our proprietary rights could have on our results of operations; (ix) our need to defend against intellectual property infringement and other claims, which may cause us to incur significant costs and divert management attention; (x) the inability of our investors to evaluate the application of our cash and cash equivalents, over which management is given broad discretion; (xi) our dependence on key personnel; (xii) a growth in multimedia products that may compete with and reduce our publishing activities; (xiii) technological changes that may reduce the sales of our products; (xiv) the effect of an increase in paper or postage costs, which could adversely affect our business; (xv) the ability of our principal stockholders, who own a large percentage of our common stock, to influence or control the Company; (xvi) our ability to update and expand the content of existing products and develop new products in a cost effective manner and on a timely basis; (xvii) the effect that a material change to or repeal of the federal government’s NCLB Act would have on our revenue and profitability; (xviii) the effect that a substantial reduction in the emphasis placed by federal and state governments on assessment and remediation in K-12 education would have on our operations; (xix) our dependence on a limited number of suppliers and service providers, the interruption of supply or service with which could have a material adverse effect on our operations; (xx) a disruption in our distribution centers could significantly lower our revenues and profitability; (xxi) our dependence on a central computer system, which if damaged, or if service is interrupted or a failure occurs, could adversely affect our customer relationships and harm our ability to attract new customers; (xxii) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in SEC rules (including the Sarbanes-Oxley Act of 2002), listing standards and accounting rules; (xxiii) our ability to utilize our net operating loss carryforwards; (xiv) the seasonal and cyclical nature of sales of our products; (xxv) changes in the competitive environment, including those which could adversely affect our cost of sales; (xxvi) changes in the relative profitability of products sold; (xxvii) regulatory changes that could affect the purchase of our products; (xxviii) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xxix) the potential effect of a continued weak economy on sales of our products; and (xxx) the risk that our well-known authors will depart and write for our competitors.

Information included in this Annual Report on Form 10-K is made as of the date hereof. We undertake no obligation, and disclaim any duty, to update our forward-looking statements, including any financial projections we make. We do not endorse any projections regarding future performance that may be made by third parties.

Recent Developments

On August 10, 2007, we consummated the recapitalization pursuant to the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred B converted their shares of Preferred B into approximately 82% of our outstanding shares of common stock, holders of our previously outstanding Preferred A, Preferred C and Preferred Warrants converted their shares and warrants into shares of common stock and common stock warrants representing approximately 15% of our outstanding shares of common stock, and certain members of management acquired new shares of common stock under the terms of management stock purchase agreements representing approximately 3% of our outstanding common stock. In connection with the foregoing, all previously outstanding shares of common stock were effectively eliminated through the reclassification into one share of common stock in a reverse split and all outstanding Common Warrants and options to purchase common stock were similarly effectively eliminated by the reverse split of the common stock. As a result of the closing of the transactions contemplated by the Recapitalization Agreement, the Company has only outstanding common stock and common stock warrants and no shares of Preferred A, Preferred B or Preferred C, or stock options, remain outstanding.

At the closing of the Recapitalization Agreement, certain of our beneficial holders entered into a shareholders agreement whereby the only voting provisions contained in such agreement require the parties thereto to vote for the director nominees of certain of the parties. The Company reconstituted its Board of Directors into a new six member Board of Directors composed of Mr. Peter J. Quandt, our then Chairman and Chief Executive Officer, and five persons designated by various former Preferred B and Preferred A holders. Mr. Quandt subsequently resigned his positions with the Company. Effective September 17, 2007, Mr. Christopher Gaffney also resigned from his position on the Board of Directors of the Company, though his shareholder group reserved their right to nominate a board member in the future. On September 21, 2007, Mr. Paul J. Crecca was elected to the Board of Directors. Mr. Crecca also serves as President and Chief Executive Officer of the Company.

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

The closing of the Recapitalization Agreement was subject to the satisfaction of certain stated conditions, including the waiver by the requisite holders of our Term Loans, Senior Notes and Senior Discount Notes of applicable “change of control” covenants that, absent such waiver, might have applied in connection with the conversion of the Preferred C, Preferred B, and Preferred A into common stock. All required waivers were obtained.

In connection with the recapitalization, the Company recorded a gain on troubled debt restructuring of $115.5 million in the year ended December 31, 2007, based on the difference in carrying value of the Preferred B compared to the fair value, based on an independent appraisal, of the common shares exchanged. The gain includes approximately $1.9 million in transaction cost and a $2.8 million benefit from consequential balance sheet write offs, primarily the unamortized portion of the deferred gain on Preferred B. The recapitalization of the Preferred A and Preferred C also resulted in gains based on their carrying value compared to the fair value of the common shares exchanged, but because of their classification as equity instruments, the gains of $33.0 million and $1.3 million, respectively, are reflected as Gain on Recapitalization in the calculation of net income available to common stockholders.

On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereby the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing would be consolidated into the shared services division; the accounting functions will be taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment will be incorporated into the shared services facility in Northborough, MA; and the manufacturing and product purchasing functions will be consolidated into a new shared manufacturing group that is being formed in our Iowa City location. The purpose of this restructuring is to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning will be moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions will be relocated to Northborough, MA; and the manufacturing functions located in NY will be moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared services facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008 and expects to incur a total restructuring charge of approximately $1.0 million in connection with this effort.

On September 28, 2007 the Board of Directors also authorized a restructuring of Sundance/Newbridge whereas the Company would reduce its workforce by approximately 30 employees and would refocus its distributed product line over the subsequent months. The plan was to have all remaining operations retrenched or modified to maximize asset value and generate positive cash flow. The purpose of this effort was to save operational costs and to respond to the issues in the marketplace while improving business’ financial performance.

On November 5, 2007 the Board of Directors authorized a plan to sell the Sundance/Newbridge business and subsequently on March 17, 2008 the Board of Directors authorized the orderly wind-down of the business. As a result, the Sundance/Newbridge restructuring was expanded to include the severance of the remaining Sundance/Newbridge employees and the full absorption of the shared service function by the Triumph Learning business. The Company expects to complete the restructuring process by the end of the second quarter of 2008 and expects to incur a total restructuring charge of approximately $2.8 million in connection with this effort. Approximately $1.3 million was accrued as of December 31, 2007.

Subsequent Events

On January 28, 2008, the Company announced that it had completed a comprehensive strategic review and finalized plans to offer for sale all of its business assets. Included in the sale are the company’s three remaining operating units Triumph Learning, Recorded Books and Oakstone Publishing. A sale process for Sundance/Newbridge business began in November 2007, and subsequently on March 17, 2008 the Board of Directors resolved to initiate a phased wind-down of the operations of Sundance/Newbridge.

Going Concern Considerations

We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America. These principles contemplate our continuation as a going concern. The Term Loans mature on August 15, 2008, and therefore have been reclassified from long-term to current based on their maturity date. As a result, as of December 31, 2007, we had a working capital deficiency of $61.5 million. Although we cannot predict the effects of our sale announcements on our businesses, based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our future liquidity needs until the obligation to repay our Term Loans on August 15, 2008. We expect that cash on hand and generated from operations will be insufficient to fund the repayment of the Term Loans when due. We have initiated a sales process for our businesses and/or our entire company and therefore have not sought to extend our Term Loans at this time. If we are unable to receive sufficient net proceeds from this sales process by the due date of our Term Loans, or we are otherwise unable to extend or refinance a substantial portion of our obligations under our Term Loans, our existing capital resources will not enable us to meet our obligations under our Term Loans or continue operations beyond August 2008. Moreover, non-payment of our Term Loans when due would trigger a cross-default under our indentures governing the Senior Notes and Senior Discount Notes, which could require us to make an immediate payment under such indentures and obligations at a time when we would not have the funds to do so. A sale of all or substantially all of our assets through our proposed sales process or otherwise would constitute a change of control under our Senior Secured Term Loans and the indentures governing the Senior Notes and Senior Discount Notes and would result in an event of default thereunder if the Company does not satisfy certain conditions. We cannot assure that we will be able to enter into a sale transaction that allows us to repay our Term Loans or to refinance our Term Loans when due. Accordingly, as a result of the foregoing uncertainties, substantial doubt exists about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount or classification of assets and liabilities to reflect this uncertainty. For further discussion, see “Liquidity and Capital Resources” below and “Risk Factors — Risks related to our business.”

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

•	K-12 Education:

•	K-12 Supplemental Education: We publish supplemental reading materials for the pre-kindergarten through eighth grade, or PreK-8, market under Sundance Publishing and Newbridge Educational Publishing, imprints and we also offer non-proprietary supplemental reading and literature products for the K-12 market.

•	Test-prep and Intervention: We publish state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. We also offer skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.

•	Library: We publish unabridged audiobooks and other products for adults and children under the Recorded Books brand, and market these titles, as well as selected non-proprietary audiobooks and other products, primarily to public libraries and schools.

•	Medical Education: We publish audio-based continuing medical education, or CME, materials for doctors and other health care professionals under the Oakstone Publishing imprint and self-study CME courses under our CMEinfo imprint. We also publish personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.

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

Test-prep and Intervention.  Our Test-prep and Intervention segment publishes state-specific test preparation materials for K-12 state-specific competency tests and proprietary instructional materials with the focus on students in kindergarten through 8th grade, who need more help after using textbooks. This segment is comprised of our Triumph Learning, Coach, Buckle Down Publishing and Options Publishing imprints.

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

Inventory and Related Obsolescence

Inventory consists primarily of books, CDs and audiocassettes, which are valued at the lower of cost or market, as determined by the first-in, first-out method. Obsolescence reserves on slow-moving or excess merchandise are recorded, where applicable, based upon regular reviews of inventories on-hand and estimated future demand. If a book is taken out of print, superseded by a later version or ceases to sell, it is considered obsolete and all related inventory amounts are written-off. If quantities of a book exceed expected future demand based on historical sales of that title, the excess inventory is also written off.

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

Redeemable Capital Stock

We previously accounted for our outstanding Preferred B, which was mandatorily redeemable, in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). Our Preferred A and Preferred C, on the other hand, which were redeemable at the option of the holders thereof and were not mandatorily redeemable, were not subject to SFAS No. 150 and were instead classified as mezzanine equity. The Preferred Warrants were also required to be classified as a liability and recorded at fair value, because under FSP No. 150-5, “Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable,” (“FSP No. 150-5”), the Preferred Warrants were deemed to embody obligations of the Company to issue securities that had a redemption right.

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

Results of Operations

The following table summarizes our historical results of operations and the percentage of total revenue represented by each category for the years presented:

	Year Ended December 31,
	2007		2006		2005
	(Dollar amounts in thousands)

Revenue
K-12 Supplemental Education(1)	$27,293	11.8%	$34,296	15.4%	$43,096	20.5%
Test-Prep and Intervention	86,074	37.1%	73,909	33.3%	64,501	30.6%
Library	84,529	36.4%	81,328	36.6%	76,626	36.4%
Medical Education(2)	34,050	14.7%	32,471	14.7%	26,262	12.5%

Total revenue	231,946	100.0%	222,004	100.0%	210,485	100.0%
Cost of goods sold	65,388	28.2%	62,429	28.1%	60,864	28.9%
Selling, general and administrative expense:
Marketing and sales	59,283	25.5%	58,556	26.4%	52,491	24.9%
Fulfillment and distribution	19,003	8.2%	18,027	8.1%	16,083	7.7%
General and administrative	35,610	15.4%	28,719	12.9%	25,953	12.4%
Restructuring charges	2,632	1.1%	407	0.2%	—	0.0%

Total Selling, general and administrative expense	116,528	50.2%	105,709	47.6%	94,527	45.0%
Amortization of pre-publication costs	19,032	8.2%	17,733	8.0%	13,150	6.2%
Goodwill and other asset impairment charges(3)	10,723	4.6%	37,698	17.0%	—	—
Depreciation/amortization of intangibles	5,782	2.6%	5,499	2.5%	5,038	2.4%

Income(Loss) from operations	14,493	6.2%	(7,064)	(3.2)%	36,906	17.5%
Interest expense	61,772	26.6%	65,787	29.6%	59,328	28.2%
Gain on troubled debt restructuring(5)	(115,489)	(49.8)%	—	—	—	—
Other expenses, net of interest income	500	0.2%	469	0.2%	1,887	0.8%

Income(Loss) before income taxes and discontinued operations	67,710	29.2%	(73,320)	(33.0)%	(24,309)	(11.5)%
Tax benefit (provision)	(4,038)	(1.7)%	1,601	0.7%	(4,952)	(2.4)%

Income(Loss) before discontinued operations	63,672	27.5%	(71,719)	(32.3)%	(29,261)	(13.9)%
Loss from discontinued operations	(122)	(0.1)%	(1,136)	(0.5)%	(4,976)	(2.4)%

Income(Loss) before cumulative effect of accounting change	63,550	27.4%	(72,855)	(32.8)%	(34,237)	(16.3)%
Cumulative effect of accounting change(4)	—	—%	—	—%	2,213	1.1%

Net Income(Loss)	$63,550	27.4%	$(72,855)	(32.8)%	$(32,024)	(15.2)%

(1)	The results of operations of K-12 Supplemental Education exclude the results of operations of Chelsea House Publishing for all periods presented. We sold the Chelsea House Publishing business on August 9, 2005.

(2)	The results of operations of Medical Education include the results of operations of Scott Publishing prospectively from its acquisition date of April 14, 2005 and the results of operations of CMEinfo prospectively from its acquisition date of June 17, 2005.

(3)	Results of operations for the year ended December 31, 2006 include goodwill impairment charges of $24.4 million, related to our Sundance/Newbridge business which is 100% of our K-12 Supplemental

Education segment, and $10.4 million of our Options Publishing business, which is included within our Test-prep and Intervention segment. Results of operations for the year ended December 31, 2006 also included a $2.9 million impairment of pre-publication costs related to our Sundance/Newbridge business due to the continued declines in revenues and operating profits.

During the second quarter 2007 the Company completed an impairment test of the pre-publication assets Sundance/Newbridge business at the series level, due to continued declines in revenues and operating profits, which resulted in a $2.2 million charge. On November 5, 2007 the Board of Directors authorized a plan to sell the Sundance/Newbridge business and subsequently authorized the orderly wind-down of the business. A valuation of the business at fair value was prepared in connection with the plan to divest the Sundance/Newbridge business and as a result an impairment charge of $7.9 million was recorded in the fourth quarter of 2007.

In addition, the fourth quarter of 2007 included a restructuring of our Test-prep and Intervention segment with the consolidating of our Options Publishing business into our Triumph Learning business. In connection with the consolidation, our building located in Merrimack, New Hampshire was abandoned and offered for sale resulting in a $0.6 million impairment charge from a fair value assessment of the building.

(4)	The cumulative effect of accounting change for the year ended December 31, 2005 results from the accounting treatment related to the Preferred Warrants pursuant to FSP-FAS 150-5.

(5)	On August 10, 2007, we consummated the Recapitalization Agreement and under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred A, Preferred B and Preferred C converted their shares into shares of common stock. (‘See “Recapitalization Transaction” in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded a gain of $115.5 million on troubled debt restructuring in the year ended December 31, 2007, based on the difference in carrying value of the Preferred B compared to the fair value, based on an independent appraisal, of the common shares exchanged. The gain includes approximately $1.9 million in transaction costs and a $2.8 million benefit from consequential balance sheet write offs, primarily the unamortized portion of the deferred gain on Preferred B. The recapitalization of the Preferred A and Preferred C also resulted in gains based on their carrying value compared to the fair value of the common shares exchanged, but because of their classification as equity instruments, the gains of $33.0 million and $1.3 million, respectively, are reflected as Gain on Recapitalization in the calculation of net income available to common stockholders.

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

The following table summarizes the results of operations and the percentage of total revenue represented by each category for the year ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007		2006
	(In thousands)

Revenue
K-12 Supplemental Education	$27,293	11.8%	$34,296	15.4%
Test Prep and Intervention	86,074	37.1%	73,909	33.3%
Library	84,529	36.4%	81,328	36.6%
Medical Education	34,050	14.7%	32,471	14.7%

Total Revenue	231,946	100.0%	222,004	100.0%
Cost of goods sold	65,388	28.2%	62,429	28.1%
Selling, general and administrative expenses:
Marketing and sales	59,283	25.5%	58,556	26.4%
Fulfillment and distribution	19,003	8.2%	18,027	8.1%
General and administrative expense	35,610	15.4%	28,719	12.9%
Restructuring charges	2,632	1.1%	407	0.2%

Total selling, general and administrative expenses	116,528	50.2%	105,709	47.6%
Amortization of pre-publication costs	19,032	8.2%	17,733	8.0%
Goodwill and other asset impairment charges(1)	10,723	4.6%	37,698	17.0%
Depreciation expense/amortization of intangibles	5,782	2.6%	5,499	2.5%

Income (loss) from operations	14,493	6.2%	(7,064)	(3.2)%
Interest expense	61,772	26.6%	65,787	29.6%
Gain on troubled debt restructuring(2)	(115,489)	(49.8)%	—	—
Other expenses, net of interest income	500	0.2%	469	0.2%

Income(loss) before taxes	67,710	29.2%	(73,320)	(33.0)%
Tax (provision) benefit	(4,038)	(1.7)%	1,601	0.7%

Income (loss) before discontinued operations	63,672	27.5%	(71,719)	(32.3)%
Loss from discontinued operations	(122)	(0.1)%	(1,136)	(0.5)%

Net income (loss)	$63,550	27.4%	$(72,855)	(32.8)%

(1)	Results of operations for the year ended December 31, 2006 include goodwill impairment charges of $24.4 million, related to our Sundance/Newbridge business which is 100% of our K-12 Supplemental Education segment, and $10.4 million of our Options Publishing business, which is included within our Test-prep and Intervention segment. Results of operations for the year ended December 31, 2006 also included a $2.9 million impairment of pre-publication costs related to our Sundance/Newbridge business due to the continued declines in revenues and operating profits.

During the second quarter 2007 the Company completed an impairment test of the pre-publication assets Sundance/Newbridge business at the series level, due to continued declines in revenues and operating profits, which resulted in a $2.2 million charge. On November 5, 2007 the Board of Directors authorized a plan to sell the Sundance/Newbridge business and subsequently authorized the orderly wind-down of the business. A valuation of the business at fair value was prepared in connection with the plan to wind-down the Sundance/Newbridge business and as a result an impairment charge of $7.9 million was recorded in the fourth quarter of 2007.

In addition, the fourth quarter of 2007 included a restructuring of our Test-prep and Intervention segment with the consolidating of our Options Publishing business into our Triumph Learning business. In connection with the consolidation, our building located in Merrimack, New Hampshire was abandoned and offered for sale resulting in a $0.6 million impairment charge from a fair value assessment of the building.

(2)	On August 10, 2007, we consummated the Recapitalization Agreement and under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred A, Preferred B and Preferred C converted their shares into shares of common stock. (See “Recapitalization Transaction” in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded a gain of $115.5 million on troubled debt restructuring in the year ended December 31, 2007, based on the difference in carrying value of the Preferred B compared to the fair value, based on an independent appraisal, of the common shares exchanged. The gain includes approximately $1.9 million in transaction costs and a $2.8 million benefit from consequential balance sheet write offs, primarily the unamortized portion of the deferred gain on Preferred B. The recapitalization of the Preferred A and Preferred C also resulted in gains based on their carrying value compared to the fair value of the common shares exchanged, but because of their classification as equity instruments, the gains of $33.0 million and $1.3 million, respectively, are reflected as Gain on Recapitalization in the calculation of net income available to common stockholders.

Revenue

Our total revenue increased $9.9 million, or 4.5%, to $231.9 million for the year ended December 31, 2007 from $222.0 million for the year ended December 31, 2006. The increase is due to growth in the Test-prep and Intervention, Library and Medical Education segments partially offset by the continued decline from our K-12 Supplemental Education segment.

K-12 Supplemental Education.  Revenue for the K-12 Supplemental Education segment decreased $7.0 million, or 20.4%, to $27.3 million for the year ended December 31, 2007, from $34.3 million for the year ended December 31, 2006. The decline reflects what we believe is a significantly more competitive market that has lead to recurring declines in revenues. In addition, we also believe that our business has been negatively affected by a trend towards product purchase decisions being made at levels above the school facility level, such as the district or state level, which favors the larger well known basal publishing brands and products. Based on these continued declines in revenues, management has initiated an orderly wind-down of this business.

Test-prep and Intervention.  Revenue for the Test-prep and Intervention segment increased $12.2 million, or 16.5%, to $86.1 million for the year ended December 31, 2007, from $73.9 million for the year ended December 31, 2006. The increase is attributable to the continued success of our Coach product line and Buckle Down/Options Publishing published state, subject and grade specific test-prep study and intervention materials, which have benefited from the provisions of the NCLB Act, as previously detailed. A key provision of the NCLB Act required each state to implement, beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, science and social studies are the subject of Triumph Learning’s test-prep study materials. Triumph Learning proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials corresponding to these new tests for many but not all states.

Library.  Revenue for the Library segment increased $3.2 million, or 3.9%, to $84.5 million for the year ended December 31, 2007, from $81.3 million for the year ended December 31, 2006. The majority of the segment revenue growth is attributable to the 7% increase in the core public library channel, which represented approximately two-thirds of the business for the year and a 9% increase in the school channel. The library channel growth was primarily due to strong download audio sales, increased revenue in the United Kingdom and incremental revenue from Playaway, the new preloaded digital audio player product offered by Recorded Books while the school channel revenue was driven by Plugged-in to Reading, the program developed by Dr. Janet Allen to aid struggling readers.

Medical Education.  Revenue for the Medical Education segment increased $1.6 million, or 4.9%, to $34.1 million for the year ended December 31, 2007, from $32.5 million for the year ended December 31, 2006. The increase in segment revenue is primarily attributable to the Wellness channel products, which include newsletters and calendars as well as other ancillary products.

Cost of Goods Sold

Cost of goods sold increased $3.0 million, or 4.7%, to $65.4 million for the year ended December 31, 2007 from $62.4 million for the year ended December 31, 2006. Cost of goods sold as a percentage of revenue was 28.2% and 28.1% for the years ended December 31, 2007 and 2006, respectively.

K-12 Supplemental Education.  Cost of goods sold for the K-12 Supplemental Education segment decreased $1.0 million, or 10.0%, to $8.8 million for the year ended December 31, 2007 from $9.8 million for the year ended December 31, 2006 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 32.4% from 28.6% period over period primarily due to increased inventory obsolescence provisions and product costs.

Test-prep and Intervention.  Cost of goods sold for the Test-prep and Intervention segment increased $2.1 million, or 14.1%, to $16.7 million for the year ended December 31, 2007 from $14.7 million for the year ended December 31, 2006 due to the corresponding increase in revenue. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 19.4% from 19.8% period over period primarily due to a decrease in inventory obsolescence provisions.

Library.  Cost of goods sold for the Library segment increased $1.6 million, or 5.8% to $29.9 million for the year ended December 31, 2007 from $28.2 million for the year ended December 31, 2006 due to the corresponding growth in revenue. Cost of goods sold as a percentage of revenue increased to 35.3% from 34.7%, period over period, reflecting increased inventory obsolescence provisions and additional costs associated with the introduction of MyLibraryDV.

Medical Education.  Cost of goods sold for the Medical Education segment increased $0.2 million, or 2.5% to $9.9 million for the year ended December 31, 2007 from $9.7 million for the year ended December 31, 2006. Cost of goods sold as a percentage of revenue decreased to 29.2% from 29.9% period over period, primarily due to cost savings realized in transitioning from an external vendor to an in-house production of the CMEinfo products.

Selling, General & Administrative Expense

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $10.8 million, or 10.2%, to $116.5 million for the year ended December 31, 2007 from $105.7 million for the year ended December 31, 2006, primarily due to increased general and administrative cost for executive severance, compensation expense related to the restricted stock issuances and restructuring and related expenses from the Sundance/ Newbridge and Options Publishing reorganizations. Selling, general and administrative expense as a percentage of revenue increased to 50.2% from 47.6%, period over period.

K-12 Supplemental Education.  Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $3.2 million, or 14.3%, to $19.0 million for the year ended December 31, 2007 from $22.2 million for the year ended December 31, 2006 due to a reduction in revenue based costs including commissions and overhead expenses eliminated with the closing of our New York office offset by restructuring and related costs, primarily severance, from a reorganization. Selling, general and administrative expenses as a percentage of revenue increased to 69.6% from 64.6% period over period primarily due to the impact of decreased revenue on fixed expenses such as salaries and the restructuring and related costs recorded during 2007.

Test-prep and Intervention.  Selling, general and administrative expense for the Test-prep and Intervention segment increased $6.2 million, or 18.5%, to $39.7 million for the year ended December 31, 2007 from $33.5 million for the year ended December 31, 2006. The increase was primarily due to volume related commission expenses, increased catalog and direct mail related marketing expenses, increased overhead cost from the Northborough warehouse facility and restructuring and related costs from the Options Publishing reorganization. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 46.1% from 45.3% period over period primarily due to the impact of the restructuring and related costs from the Options Publishing reorganization.

Library.  Selling, general and administrative expense for the Library segment increased $0.5 million, or 1.8%, to $28.2 million for the year ended December 31, 2007 from $27.7 million for the year ended December 31, 2006 primarily due to severance expense and increased legal expenses incurred in 2007 related to the negotiations for the MyLibraryDV contractual arrangement between Recorded Books and several third parties to distribute video content. Selling, general and administrative expense as a percentage of revenue decreased to 33.4% from 34.1% period over period, primarily due to the favorable impact of the revenue increase on fixed costs, most notably marketing and fulfillment and distribution related costs.

Medical Education.  Selling, general and administrative expense for the Medical Education segment increased $0.7 million, or 4.3%, to $16.6 million for the year ended December 31, 2007 from $16.0 million for the year ended December 31, 2006. Selling, general and administrative expense as a percentage of revenue decreased slightly to 48.9% from 49.1% period over period.

Corporate.  Our corporate general and administrative expenses increased $6.6 million to $13.0 million for the year ended December 31, 2007 from $6.3 million for the year ended December 31, 2006. The expense for the year ended December 31, 2007 includes $3.6 million of executive severance, $1.5 million in compensation expense related to restricted stock issuances and $1.2 million in Preferred B litigation related costs.

Amortization of Pre-Publication Costs

Amortization of pre-publication costs increased $1.3 million to $19.0 million for the year ended December 31, 2007, from $17.7 million for the year ended December 31, 2006 primarily due to increased investment in new product spending, most notably within the Test-prep and Intervention segment.

Goodwill and Asset Impairment Charges

Results of operations for the year ended December 31, 2006 include goodwill impairment charges of $24.4 million, related to our Sundance/Newbridge business which is 100% of our K-12 Supplemental Education segment, and $10.4 million of our Options Publishing business, which is included within our Test-prep and Intervention segment. Results of operations for the year ended December 31, 2006 also included a $2.9 million impairment of pre-publication costs related to our Sundance/Newbridge business due to the continued declines in revenues and operating profits.

During the second quarter 2007 the Company completed an impairment test of the pre-publication assets of the Sundance/Newbridge business at the series level, due to continued declines in revenues and operating profits, which resulted in a $2.2 million charge. On November 5, 2007 the Board of Directors authorized a plan to sell the Sundance/Newbridge business and subsequently authorized the orderly wind-down of this business. A valuation of the business at fair value was prepared in connection with the plan to divest the Sundance/Newbridge business and as a result an impairment charge of $7.9 million was recorded in the fourth quarter of 2007.

In addition, the fourth quarter of 2007 included a restructuring of our Test-prep and Intervention with the consolidating of our Options Publishing business into our Triumph Learning business. In connection with the consolidation, our building located in Merrimack, New Hampshire was abandoned and offered for sale resulting in a $0.6 million impairment charge from a fair value assessment of the building.

Depreciation Expense and Amortization of Intangibles

Depreciation expense and amortization of intangibles was $5.8 million for the year ended December 31, 2007 and $5.5 million for the year ended December 31, 2006.

Interest Expense

Interest expense decreased $4.0 million, or 6.1%, to $61.8 million for the year ended December 31, 2007 from $65.8 million for the year ended December 31, 2006. This decrease was due to the Preferred B that did not have interest expense accrued beyond August 10, 2007, the date that all of the Series B was converted into common stock. Our total outstanding debt decreased from $552.8 million as of December 31, 2006 to $414.9 million as of December 31, 2007. The decline in outstanding debt was primarily due to the recapitalization.

Cash interest expense increased $0.6 million to $32.9 million for the year ended December 31, 2007 from $32.3 million for the year ended December 31, 2006. The average interest rate increased to 9.77% for the year ended December 31, 2007 from 9.31% for the year ended December 31, 2006, reflecting a general increase in interest rates and a 1.50% penalty on a portion of the term loans resulting from our late SEC filings. Our cash interest bearing outstanding debt was $296.5 million as of December 31, 2007 compared to $298.3 million as of December 31, 2006.

Interest expense consists of the following:

	Twelve Months Ended
	December 31,
	2007	2006
	(In thousands)

Interest expense:
Term Loans	$12,630	$11,991
11 3/4% senior notes	19,975	19,975
12 1/2% senior discount notes — non-cash	13,515	11,972
Series B senior preferred stock — non-cash	15,061	21,574
Other	699	364

Total interest expense	61,880	65,876
Less: capitalized interest	(108)	(89)

Net Interest expense	$61,772	$65,787

As of December 31, 2007 the Company had $124.9 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 8.37% and 9.37%. The average interest rate on the Term Loans was 9.77% for the year ended December 31, 2007.

Capitalized interest for years ending December 2006 and 2007 is comprised of interest on a ERP system implementation project in our Library segment.

Gain on Troubled Debt Restructuring

On August 10, 2007, we consummated the Recapitalization Agreement and under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred A, Preferred B and Preferred C converted their shares into shares of common stock. The Company recorded a gain of $115.5 million on troubled debt restructuring in the year ended December 31, 2007, based on the difference in carrying value of the Preferred B compared to the fair value, based on an independent appraisal, of the common shares exchanged. The gain includes approximately $1.9 million in transaction costs and a $2.8 million benefit from consequential balance sheet write offs, primarily the unamortized portion of the deferred gain on Preferred B. The recapitalization of the Preferred A and Preferred C also resulted in gains based on their carrying value compared to the fair value of the common shares exchanged, but because of their classification as equity instruments, the gains of $33.0 million and $1.3 million, respectively, are reflected as Gain on Recapitalization in the calculation of net income available to common stockholders.

Discontinued Operations

There were no significant items reported in discontinued operations for the year ended December 31, 2007. For the year ended December 31, 2006 a $1.0 million loss was recorded from the write down of the $3.0 million note received in the July 2002 sale of Triumph Learning College and as a result of the write down the note no longer has a book value.

Provision for Income Taxes

The provision for income taxes was an expense of $4.0 million for the year ended December 31, 2007 and a benefit of $1.6 million for the year ended December 31, 2006, primarily reflecting deferred income taxes. The deferred income tax expense and benefit reflects the difference in book and tax basis for goodwill and other indefinite-lived assets. The income tax expense for the year ended December 31, 2007 reflects the increase in the valuation allowance on deferred tax assets required as the deferred tax liabilities related to goodwill and indefinite lived intangible assets may not be scheduled to reverse against the Company’s NOL’s. The $1.6 million benefit for the year ended December 31, 2006 primarily reflects the impact on the cumulative difference between book and tax basis for goodwill and other indefinite-lived assets caused by the $24.4 million goodwill write-off at Sundance/Newbridge. A current income tax expense of $0.5 million and $0.3 million was recorded for the years ended December 31, 2007 and 2006, respectively. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $1.1 million in each of the years ended December 31, 2007 and 2006.

Net Income and Loss

Net income of $63.5 million was recorded for the year ended December 31, 2007 compared to a net loss of $72.9 million for the year ended December 31, 2006. Net income for the year ended December 31, 2007 is due to the $115.5 million gain on troubled debt restructuring recorded in the recapitalization of our Preferred B on August 10, 2007. Operating income increased $21.6 million to $14.5 million for the year ended December 31, 2007 from a loss of $7.1 million for the year ended December 31, 2006 primarily due to the $27.3 million and $10.4 million asset impairment charges recorded in 2006 at Sundance/Newbridge and Options Publishing, respectively. The provision for income taxes increased $5.6 million period over period, primarily due to the impact on deferred taxes of the goodwill impairment charge at Sundance/Newbridge.

Results of Operations

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

The following table summarizes the results of operations and the percentage of total revenue represented by each category for the year ending December 31, 2006 and 2005:

	Years Ended December 31,
	2006		2005
	(Dollar amounts in thousands)

Revenue
K-12 Supplemental Education(1)	$34,296	15.4%	$43,096	20.5%
Test-Prep and Intervention	73,909	33.3%	64,501	30.6%
Library	81,328	36.6%	76,626	36.4%
Medical Education(2)	32,471	14.7%	26,262	12.5%

Total revenue	222,004	100.0%	210,485	100.0%
Cost of goods sold	62,429	28.1%	60,864	28.9%
Selling, general and administrative expense:
Marketing and sales	58,556	26.4%	52,491	24.9%
Fulfillment and distribution	18,027	8.1%	16,083	7.7%
General and administrative	28,719	12.9%	25,953	12.4%
Restructuring charges	407	0.2%	—	0.0%

Total Selling, general and administrative expense	105,709	47.6%	94,527	45.0%
Amortization of pre-publication costs	17,733	8.0%	13,150	6.2%
Goodwill and other asset impairment charges(3)	37,733	17.0%	—	—%
Depreciation/amortization of intangibles	5,499	2.5%	5,038	2.4%

Income from operations	(7,064)	(3.2)%	36,906	17.5%
Interest expense	65,787	29.6%	59,328	28.2%
Other expenses, net of interest income	469	0.2%	1,887	0.8%

Loss before income taxes and discontinued operations	(73,320)	(33.0)%	(24,309)	(11.5)%
Tax benefit (provision)	1,601	0.7%	(4,952)	(2.4)%

Loss before discontinued operations	(71,719)	(32.3)%	(29,261)	(13.9)%
Loss from discontinued operations	(1,136)	(0.5)%	(4,976)	(2.4)%

Loss before cumulative effect of accounting change	(72,855)	(32.8)%	(34,237)	(16.3)%
Cumulative effect of accounting change(4)	—	—%	2,213	1.1%

Net loss	$(72,855)	(32.8)%	$(32,024)	(15.2)%

(1)	The results of operations of K-12 Supplemental Education excludes the results of operations of Chelsea House Publishing for all periods presented. We sold the Chelsea House Publishing business on August 9, 2005.

(2)	The results of operations of Medical Education include the results of operations of Scott Publishing prospectively from its acquisition date of April 14, 2005 and the results of operations of CMEinfo prospectively from its acquisition date of June 17, 2005.

(3)	Results of operations for the year ended December 31, 2006 include goodwill impairment charges of $24.4 million, related to our Sundance/Newbridge business which is 100% of our K-12 Supplemental Education segment, and $10.4 million of our Options Publishing business, which is included within our Test-prep and Intervention segment. Results of operations for the year ended December 31, 2006 also included a $2.9 million impairment of pre-publication costs related to our Sundance/Newbridge business due to the continued declines in revenues and operating profits.

(4)	The cumulative effect of accounting change for the year ended December 31, 2005 results from the accounting treatment related to the Preferred Warrants pursuant to FSP-FAS 150-5.

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

Amortization of Pre-Publication Costs

Amortization of pre-publication costs increased $4.6 million, or 34.9%, to $17.7 million for the year ended December 31, 2006, from $13.1 million for the year ended December 31, 2005. For the year ended December 31, 2006, investments in pre-publication costs related to the development of new products was $22.9 million. Investments in pre-publication activities have increased significantly over the last several years due to a greater emphasis on developing new products as well as the addition of assets obtained as a result of our acquisitions of Buckle Down Publishing, Options Publishing, Scott Publishing and CMEinfo.

Goodwill and Other Asset Impairment Charges

During the second quarter of 2006 an indication of impairment existed in our K-12 Supplemental Education segment which consists of our Sundance/Newbridge business, due to the recent declines in revenue and operating profits as a result of the reasons discussed above. Based on this indication of impairment, a goodwill impairment test was performed and during the second quarter of 2006 we recorded a $24.4 million goodwill impairment charge to Income from Operations for the K-12 Supplemental Education Segment. Goodwill was tested again in the fourth quarter of 2006 as required by SFAS 142 and this examination revealed an impairment of the assets of our Options Publishing business. As a result, a $10.4 million goodwill impairment charge was recorded in the fourth quarter 2006 related to Options Publishing, which experienced a revenue decline in 2006 as discussed above. Results of operations for the year ended December 31, 2006 also included a $2.9 million impairment of pre-publication costs related to our Sundance/Newbridge business due to the continued declines in revenues and operating profits.

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

Interest Expense

Interest expense increased $6.5 million, or 10.9%, to $65.8 million for the year ended December 31, 2006 from $59.3 million for the year ended December 31, 2005. This increase was due to the compounding effect of interest on our Senior Discount Notes (as described below) and Preferred B as well as an increase in interest rates on our floating rate Term Loans. Our total outstanding debt increased from $520.7 million as of December 31, 2005 to $552.8 million as of December 31, 2006. The increase is a result of accretion on the Preferred B and amortization of the discount on our Senior Discount Notes, offset slightly by principal payments on our Term Loans.

Cash interest expense, which excludes interest expense related to our Senior Discount Notes and Preferred B, increased $2.0 million, or 6.7%, to $32.3 million for the year ended December 31, 2006 from $30.3 million for the year ended December 31, 2005, resulting from increased interest on our floating rate Term Loans. The average interest rate on our Term Loans increased to 9.31% for the year ended December 31, 2006 from 7.55% for the year ended December 31, 2005. Cash interest expense on our Senior Notes is fixed at 11.75%. Our cash interest bearing outstanding debt was $298.3 million as of December 31, 2006 compared to $300.1 million as of December 31, 2005.

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

At December 31, 2006, we had $126.2 million in aggregate principal amount outstanding under the Term Loans, bearing interest at rates between 8.88% and 9.88%.

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

Cumulative Effect of Accounting Change

The cumulative effect of accounting change reflects our Preferred Warrants as liabilities in accordance with FASB Staff Position FAS 150-5. As a result of recording these Preferred Warrants as liabilities which should be marked to fair market value, we recorded a gain of $2.2 million, which is presented as a cumulative effect of accounting change for the year ended December 31, 2005.

Net Loss

Net loss for the year ended December 31, 2006 was $72.9 million compared to $32.0 million for the year ended December 31, 2005. This increase in net loss was primarily due to the $37.7 million asset impairment charges related to Sundance/Newbridge and Options Publishing and the $10.1 million decline in operating income at Sundance/Newbridge, excluding the asset impairment charges. The decline was partially offset by the $6.4 million decrease in the provision for income taxes and the $3.8 million decline in loss from discontinued operations.

Contractual Obligations and Commitments

Financing Arrangements

Term Loans.  As part of the August 20, 2003 refinancing transaction, Haights Cross entered into a senior secured term loan (the “First Term Loan”), with a syndicate of lenders led by Bear Stearns & Co. Inc. The First Term Loan matures on August 15,2008 and is guaranteed by our subsidiaries and secured by a lien on substantially all of our property and assets (tangible and intangible), all capital stock of our existing and future subsidiaries (except future excluded subsidiaries) and intercompany indebtedness. The First Term Loan contains certain restrictive covenants and debt incurrence tests. The First Term Loan bears interest at floating rate based on the LIBOR plus an applicable margin based on a graduated rate schedule. The LIBOR rate calculation has a 2% floor. As of December 31, 2007, the interest rate in effect was 9.37%. The First Term Loan requires that we make principal payments of $250,000 per quarter, beginning on November 15, 2003 and continuing until maturity.

As part of a December 10, 2004 financing transaction (as described below), Haights Cross entered into an additional $30.0 million senior secured term loan (the “Second Term Loan” and, together with the First Term Loan the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. The Second Term Loan also matures on August 15, 2008. The Second Term Loan bears interest at floating rate based on the LIBOR plus an applicable margin based on a graduated rate schedule. The Eurodollar rate calculation has a 2% floor. As of December 31, 2007, the interest rate in effect for the Second Term Loan was 8.37%. As of December 31, 2007 we had $124.9 million aggregate principal amount of indebtedness outstanding under the Term Loans. The Term Loans are redeemable at their principal amount, plus any accrued and unpaid interest, through their maturity date of August 15, 2008.

Senior Notes.  As part of the August 20, 2003 refinancing transaction, Haights Cross issued $140.0 million aggregate principal amount of its 11 3/4% senior notes (“Senior Notes”), in a transaction led by Bear Stearns & Co. Inc. The Senior Notes mature on August 15, 2011, are guaranteed by our subsidiaries and Haights Cross Communications and are effectively subordinated to the Term Loans to the extent of the collateral securing the Term Loans. The Senior Notes contain certain restrictive covenants and debt incurrence tests. The Senior Notes incur interest at a rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004. The Senior Notes are redeemable on or after August 15, 2008 at a premium of 105.875% of principal plus accrued interest, which premium reduces over time.

On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes in a transaction led by Bear Stearns & Co. Inc. These Senior Notes, which were issued under the existing senior note indenture, are pari passu with, of the same series as, and vote on any matter submitted to bondholders with, our existing Senior Notes. As of December 31, 2007, we had $170.0 million aggregate principal amount of outstanding Senior Notes.

Senior Discount Notes.  On February 2, 2004, Haights Cross Communications, issued $135 million aggregate principal amount at maturity of our 12 1/2% senior discount notes (“Senior Discount Notes”) due 2011 and received net proceeds of $73.7 million. The Senior Discount Notes will mature on August 15, 2011. Each Senior Discount Note will have an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, with payments to be made every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations, which rank equally with all of Haights Cross Communications’ existing and future unsecured senior indebtedness and senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of our existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The Senior Discount Notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Term Loans and the Senior Notes. However, the Senior Discount Notes are structurally subordinated to all existing and future liabilities of our subsidiaries, including the Term Loans and the Senior Notes. The Senior Discount Notes are redeemable on or after February 15, 2008, initially at a premium of 106.25% of accreted value plus accrued interest, which premium reduces over time. The Senior Discount Notes contain certain restrictive covenants and debt incurrence tests.

Off Balance Sheet Arrangements

We have no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

The following table summarizes our contractual cash obligations (including interest) as of December 31, 2007:

	Payments Due By Period
	Less Than			After
Contractual Obligations	1 Year	1-2 Years	3-5 Years	5 Years	Total
	(In thousands)

Operating leases	$3,210	$4,091	$1,670	$—	$8,971
Term loans(1)	132,636	—	—	—	132,636
11 3/4% Senior notes	19,975	39,950	189,975	—	249,900
12 1/2% Senior discount notes	—	25,313	152,531	—	177,844

Total	$155,821	$69,354	$344,176	$—	$569,351

(1)	The Term Loans are floating rate instruments. The interest for this schedule was calculated using year end rates. A one percent increase in interest rates would result in payments of $133.5 million, including the maturity of the outstanding principal of $124.9 million, in less than 1 year for the Term Loans.

Liquidity and Capital Resources

We have relied primarily on our available cash balance to fund our working capital, capital expenditures, business acquisition and debt service requirements. As of December 31, 2007 we had an available cash balance of $61.8 million and negative working capital of $61.5 million compared to positive working capital of $72.8 million for the year ended December 31, 2006. This change is primarily due to the Term Loans of $124.9 million coming due on August 15, 2008. During the year ended December 31, 2007 we funded $21.8 million in pre-publication costs for new product development, $3.0 million of capital expenditures for property and equipment, $32.9 million of cash interest on our 11 3/4% Senior Notes and Terms Loans, principal payments of $1.3 million on our senior secured Terms Loans and $1.9 million of costs related to the August 10, 2007 recapitalization.

We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America. These principles contemplate our continuation as a going concern. The

Term Loans mature on August 15, 2008, and therefore have been reclassified from long-term to current based on their maturity date. As a result, as of December 31, 2007, we had a working capital deficiency of $61.5 million. Although we cannot predict the effects of our sale announcements on our businesses, based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our future liquidity needs until the obligation to repay our Term Loans on August 15, 2008. We expect that cash on hand and generated from operations will be insufficient to fund the repayment of the Term Loans when due. We have initiated a sales process for our businesses and/or our entire company and therefore have not sought to extend our Term Loans at this time. If we are unable to receive sufficient net proceeds from this sales process by the due date of our Term Loans, or we are otherwise unable to extend or refinance a substantial portion of our obligations under our Term Loans our existing capital resources will not enable us to meet our obligations under our Term Loans or continue operations beyond August 2008. Moreover, non-payment of our Term Loans when due would trigger a cross-default under our indentures governing the Senior Notes and Senior Discount Notes, which could require us to make an immediate payment under such indentures and obligations at a time when we would not have the funds to do so. We cannot assure that we will be able to enter into a sale transaction that allows us to repay our Term Loans or to refinance our Term Loans when due. Accordingly, as a result of the foregoing uncertainties, substantial doubt exists about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount or classification of assets and liabilities to reflect this uncertainty.

As of December 31, 2007, we had total indebtedness outstanding of $414.9 million, including our Term Loans in the aggregate principal amount of $124.9 million, Senior Notes in the aggregate principal amount of $170.0 million and Senior Discount Notes in the aggregate accreted amount of $118.4 million. See Note 15 to our Consolidated Financial Statements. The Term Loans are secured obligations of our subsidiary, Haights Cross, are guaranteed by our other subsidiaries and Haights Cross Communications, and secured by substantially all of our property and assets. The Senior Notes are general unsecured obligations of our subsidiary, Haights Cross, and are also guaranteed by our other subsidiaries and Haights Cross Communications. The Senior Notes are effectively subordinated to the Term Loans to the extent of the collateral securing the Term Loans. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications, ranking equally with all of Haights Cross Communications’ senior debt. However, the Senior Discount Notes are structurally subordinated to all existing and future liabilities of our subsidiaries, including the Term Loans and the Senior Notes, and are effectively subordinated to the Term Loans to the extent of the value of the collateral securing the Term Loans. Our loan agreements for our Term Loans and our indentures for our Senior Notes and Senior Discount Notes generally allow us to sell our assets provided that at least 75% of the total consideration we receive is in the form of cash (as defined), such consideration is at least equal to the fair market value of the assets or equity interests sold as determined in good faith by our board of directors, and certain other conditions relating to the application of the net proceeds are met. Certain other conditions would also apply if the sale were to constitute a change of control, including as a result of the sale of substantially all of our assets. See “Risk Factors — Risks Relating to our Business — A change of control in us could result in an event of default under our debt agreements.”

Upon realizing sufficient net proceeds from the sales process of our businesses, we would generally anticipate that such proceeds would be applied to redeem our debt in the order of seniority in our capital structure described above, with the Term Loans effectively ranking first, the Senior Notes effectively ranking second and the Senior Discount Notes, as a result of their structural subordination, effectively ranking third. However, depending upon the timing, structure and net proceeds, if any, received from our sales process, the timing and payment of our debt could vary from that anticipated above. Our Term Loans are redeemable at their principal amount, plus any accrued and unpaid interest, through their maturity date of August 15, 2008. Our Senior Notes may be redeemed by us beginning on August 15, 2008 at a price of 105.875% of principal, plus any accrued and unpaid interest. As of February 15, 2008, our Senior Discount Notes may be redeemed by us at a price of 106.25% of accreted value plus accrued interest. The premiums payable for the voluntary redemption of the Senior Notes and Senior Discount Notes are reduced over time to zero.

Cash Flows

Net cash provided by operating activities was $20.2 million for the year ended December 31, 2007 compared to $25.9 million of cash provided by operating activities for the year ended December 31, 2006. The decline in cash from operating activities was primarily due to, excluding the non-cash impairment charges in each year, a lower operating income that included executive severance and Preferred B litigation costs incurred during the year ended December 31, 2007.

Cash used in investing activities increased to $24.8 million for the year ended December 31, 2007 from $24.2 million for the year ended December 31, 2006. Cash used in investing activities consists primarily of expenditures on pre-publication costs and property, plant and equipment.

Cash used in financing activities increased to $3.4 million for the year ended December 31, 2007 from $1.4 million for year ended December 31, 2006. The period over period increase relates to $2.0 million of costs associated with the August 10, 2007 recapitalization. Excluding the costs of consummating the recapitalization agreement, cash used in financing activities primarily reflects principal payments on our Term Loans.

Capital Expenditures

Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the year ended December 31, 2007, we had $21.8 million of pre-publication expenditures compared to $22.9 million during the year ended December 31, 2006. We plan expenditures of $23.6 million for pre-publication costs in 2008. This level of spending is intended to support our successful core products and allow for the development of new products.

Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the year ended December 31, 2007, we had $3.0 million of property, building and equipment expenditures compared to $2.8 million for the year ended December 31, 2006. We plan expenditures of $3.9 million for property and equipment in 2008. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, the rollout of a customer relationship management (“CRM”) system for several businesses, and general additions to furniture, fixtures and equipment.

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

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)

Revenue	$51,490	$56,899	$58,940	$54,675
Income (loss) from operations(1)	4,674	(15,517)	8,477	(4,698)
Net loss(1)	(12,529)	(28,669)	(9,320)	(22,337)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)

Revenue	$52,933	$57,864	$63,685	$57,464
Income (loss) from operations(3)	6,049	5,370	7,022	(3,948)
Net income(loss)(2)(3)	(12,643)	(14,406)	107,013	(16,414)

(1)	The second quarter 2006 loss from operations and the net loss was impacted by the recording of a $27.3 million asset impairment charge related to our K-12 Supplemental Education Segment. The fourth quarter 2006 loss from operations and net loss was impacted by the recording of a $10.4 million goodwill impairment charge related to our Test-prep and Intervention segment.

(2)	Net income for the third quarter ended September 30, 2007 benefited from the $115.6 million gain on troubled debt restructuring.

(3)	The fourth quarter 2007 loss from operations and net loss was impacted by the recording of asset impairment charges of$7.9 million and $0.6 million related to our K-12 Supplemental Education and Test-prep and Intervention segments, respectively.

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

As of December 31, 2007, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.2 million. As of December 31, 2007, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.3 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.

As of December 31, 2007, we had $124.9 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, were 9.37% for the First Term Loan and 8.37% for the Second Term Loan.

We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transaction gain or loss recognized in our statement of operations due to currency fluctuations, mainly fluctuations in UK pounds. As a result, we do not hedge the exposure to these changes. As of December 31, 2007, a hypothetical 10% change in the foreign currency exchange rates applicable to such transactions would not have a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Haights Cross Communications, Inc.

We have audited the accompanying consolidated balance sheets of Haights Cross Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haights Cross Communications, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the Consolidated Financial Statements, the Company has substantial debt maturing in August 2008 and there is no certainty that the Company will be able to repay and/or refinance this debt. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the Consolidated Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, effective January 1, 2007. As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payments, effective January 1, 2006 and the provisions of Financial Accounting Standards Board Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and other Similar Instruments on Shares that are Redeemable, effective July 1, 2005.

Ernst & Young, LLP

New York, New York
March 28, 2007

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$61,784	$69,847
Accounts receivable, net	26,504	22,462
Inventory, net	19,573	23,242
Direct response advertising costs — current portion, net	3,965	3,838
Prepaid royalties	6,342	6,135
Prepaid expenses and other current assets	2,994	2,658

Total current assets	121,162	128,182
Pre-publication costs, net	40,620	45,173
Direct response advertising costs, net	8,232	7,389
Property and equipment, net	10,638	11,279
Goodwill	135,566	135,566
Intangible assets, net	21,565	24,242
Deferred financing costs, net	6,499	10,347
Other assets	490	508

Total assets	$344,772	$362,686

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$33,607	$30,862
Accrued interest	8,948	9,039
Deferred subscription revenue	15,275	14,140
Current portion of long term debt	124,850	1,300

Total current liabilities	182,680	55,341
Long term liabilities:
Senior secured term loan	—	124,850
11 3/4% senior notes	171,670	172,146
12 1/2% senior discount notes	118,362	104,847
Series B senior preferred stock, redeemable, $.001 par value, 6,000,000 shares authorized, 2,000,230 shares issued and outstanding at December 31,2006; 6,000,000 shares authorized, none outstanding at December 31, 2007	—	149,626
Deferred tax liability	18,474	14,905
Deferred gain on Series B cancellation and other long term liabilities	415	3,838

Total long term liabilities	308,921	570,212
Commitments (Note 18)
Redeemable preferred stock:
Series A preferred stock, redeemable, $.001 par value, 30,000 shares authorized, 22,476 shares issued and outstanding at December 31, 2006; 30,000 shares authorized, none outstanding at December 31, 2007	—	39,196
Series C preferred stock, redeemable, $.001 par value, 3,500 shares authorized, issued and outstanding at December 31, 2006; 3,500 shares authorized, none outstanding at December 31, 2007	—	1,855

Total redeemable preferred stock	—	41,051
Stockholders’ deficit:
Common stock, $.001 par value, 30,000,000 shares authorized, 20,012,914 shares issued and outstanding at December 31, 2006 and $.0003 par value, 30,000,000 shares authorized, 9,966,229 shares issued and outstanding at December 31, 2007	3	20
Accumulated other comprehensive income	755	658
Accumulated deficit	(147,587)	(304,596)

Total stockholders’ deficit	(146,829)	(303,918)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$344,772	$362,686

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenue	$231,946	$222,004	$210,485
Costs and expenses:
Cost of goods sold	65,388	62,429	60,864
Marketing and sales	59,283	58,556	52,491
Fulfillment and distribution	19,003	18,027	16,083
General and administrative	35,610	28,719	25,953
Restructuring charges	2,632	407	—
Amortization of pre-publication costs	19,032	17,733	13,150
Goodwill impairment charges	—	34,812	—
Asset impairment charges	10,723	2,886	—
Depreciation expense and amortization of intangibles	5,782	5,499	5,038

Total costs and expenses	217,453	229,068	173,579

Income (loss) from operations	14,493	(7,064)	36,906
Other (income) expenses:
Interest expense	61,772	65,787	59,328
Interest income	(3,173)	(2,921)	(1,872)
Amortization deferred financing costs	3,423	3,381	3,579
Gain on troubled debt restructuring	(115,489)	—	—
Other expense (income)	250	9	180

Total other expenses (income)	(53,217)	66,256	61,215

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	67,710	(73,320)	(24,309)
(Provision) benefit for income taxes	(4,038)	1,601	(4,952)

Income (loss) before discontinued operations and cumulative effect of accounting change	63,672	(71,719)	(29,261)
Discontinued operations:
Loss from operations of discontinued operations	—	—	(3,731)
Loss on disposal of discontinued operations	(122)	(1,136)	(1,245)

Income (loss) before cumulative effect of accounting change	63,550	(72,855)	(34,237)
Cumulative effect of accounting change	—	—	2,213

Net income (loss)	63,550	(72,855)	(32,024)
Gain on recapitalization	34,353	—	—
Preferred stock dividends and accretion	(2,182)	(3,334)	(3,048)

Net income (loss) available to common stockholders	$95,721	$(76,189)	$(35,072)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Income	Deficit	Deficit
	(In thousands)

Balance as of January 1, 2005	20,000	$20	$526	$(193,365)	$(192,819)
Comprehensive loss: Net loss	—	—	—	(32,024)	(32,024)
Foreign currency translation adjustment	—	—	(242)	—	(242)

Total comprehensive loss					(32,266)
Stock based compensation expense	—	—	—	3	3
Issuances pursuant to stock options	8	—	—	9	9
Preferred stock dividends and accretion	—	—	—	(3,048)	(3,048)

Balance as of December 31, 2005	20,008	20	284	(228,425)	(228,121)
Comprehensive loss: Net loss				(72,855)	(72,855)
Foreign currency translation adjustment				374	374

Total comprehensive loss					(72,481)
Stock based compensation expense	—	—	—	7	7
Issuances pursuant to stock options	5	—	—	11	11
Preferred stock dividends and accretion	—	—	—	(3,334)	(3,334)

Balance as of December 31, 2006	20,013	$20	$658	$(304,596)	$(303,918)
Comprehensive income: Net income	—	—	—	63,550	63,550
Foreign currency translation adjustment	—	—	97	—	97

Total comprehensive loss					63,647
Stock based compensation expense	—	—	—	4	4
Issuances of restricted stock	337	1	—	1,531	1,532
Recapitalization transactions	(10,384)	(11)	—	59,746	59,735
Gain on recapitalization	—	—	—	34,353	34,353
Change in par value of common stock	—	(7)	—	7	—
Preferred stock dividends and accretion	—	—	—	(2,182)	(2,182)

Balance as of December 31, 2007	9,966	$3	$755	$(147,587)	$(146,829)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities from Continuing Operations
Net income (loss) from continuing operations	$63,672	$(71,719)	$(29,261)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Gain on troubled debt restructuring — non-cash	(115,489)	—	—
Non-cash interest expense	28,576	33,546	29,069
Allowance for doubtful accounts	2,942	4,078	3,831
Allowance for obsolescence	3,463	2,498	1,164
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	24,814	23,232	18,188
Amortization of deferred financing costs	3,423	3,382	3,579
Amortization of premium on 11 3/4% senior notes	(476)	(484)	(491)
Asset impairment charges	10,723	37,698	—
Deferred taxes — non-cash	3,569	(1,939)	4,640
Other non-operating income — non-cash	2,220	13	16
Changes in operating assets and liabilities:
Accounts receivable	(6,995)	(5,238)	(5,235)
Inventory	(1,932)	(3,437)	(2,451)
Prepaid expenses, royalty advances and other current assets	(1,056)	790	(497)
Direct response advertising costs	(1,165)	(534)	(1,556)
Other assets	18	(18)	(21)
Accounts payable, accrued and other liabilities	2,878	2,384	2,938
Accrued interest	(91)	168	483
Deferred subscription revenue	1,135	1,510	95

Net cash provided by operating activities from continuing operations	20,229	25,930	24,491

Investing activities from Continuing Operations
Additions to pre-publication costs	(21,778)	(22,852)	(21,877)
Additions to property and equipment	(2,976)	(2,759)	(3,831)
Additions to intangible assets	(55)	(39)	(20)
Acquisitions, net of cash acquired	—	907	(12,255)
Proceeds from sale of business	—	500	8,500
Proceeds from sale of assets	6	9	—

Net cash used in investing activities from continuing operations	(24,803)	(24,234)	(29,483)

Financing activities from Continuing Operations
Transaction cost-troubled debt restructuring and recapitalization	(2,038)	—	—
Repayment of senior secured term loan	(1,300)	(1,300)	(1,300)
Proceeds from exercise of stock options	—	11	9
Additions to deferred financing costs	(88)	(104)	(511)

Net cash used in financing activities from continuing operations	(3,426)	(1,393)	(1,802)

Effect of exchange rates on cash	89	245	(154)
Cash flows of discontinued operations
Operating cash flows	(152)	(293)	1
Investing cash flows	—	—	(2,042)

Net cash used in discontinued operations	(152)	(293)	(2,041)

Net (decrease) increase in cash and cash equivalents	(8,063)	255	(8,989)
Cash and cash equivalents at beginning of year	69,847	69,592	78,581

Cash and cash equivalents at end of year	$61,784	$69,847	$69,592

Supplemental disclosure
Cash paid during the year for:
Interest	$32,885	$32,102	$29,740
Income taxes	$371	$523	$44

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(In thousands)

1.	Nature of Business and Organization

Haights Cross Communications, Inc., a Delaware corporation (together with its subsidiaries, “we,” “our,” the “Company” or “Haights Cross Communications”), whose predecessor was formed in January 1997, is a holding company that conducts all of its operations through its direct and indirect subsidiaries, including, without limitation, its wholly-owned subsidiary Haights Cross Operating Company (“Haights Cross”). Between November 2007 and January 2008 we initiated a sale process for all of our operating businesses, and that process continues to be in progress. Our Sundance/Newbridge business was originally offered for sale in November 2007 and subsequently on March 17, 2008 the Board of Directors further authorized the orderly wind-down of this business. The business was not considered a discontinued operation at December 31, 2007 as it was not probable that a sale would be completed within the following twelve months. In January 2008, we initiated a sale process for all of our remaining operating businesses, and that process continues to be in progress.

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

The following summarizes the Company’s four segments:

•	K-12 Supplemental Education: The Company publishes supplemental reading materials for the kindergarten through eighth grade, or PreK-8, marketed under the well-recognized imprints Sundance Publishing and Newbridge Educational Publishing, and the Company also offers non-proprietary supplemental reading and literature products for the K-12 market. A sale process for Sundance/Newbridge business began in November 2007, and on March 17, 2008 the Board of Directors resolved to initiate a phased wind-down of the operations of Sundance/Newbridge.

•	Test-prep and Intervention: The Company publishes state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. The Company also offers skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.

•	Library: The Company publishes unabridged audiobooks and other products for adults and children, under the Recorded Books imprint, and markets these titles, as well as selected non-proprietary audiobooks and other products, primarily to public libraries and schools.

•	Medical Education: The Company publishes audio and video-based continuing medical education, or CME, materials for doctors and other health care professionals under the Oakstone Publishing imprint and self-study CME courses under the Company’s CMEinfo brand. The Company also publishes personal wellness information products for companies seeking to improve employee awareness of health and wellness issues under the Top Health and Personal Best brands.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation

Going Concern Considerations

We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America. These principles contemplate our continuation as a going concern. The Term Loans are due on August 15, 2008, and therefore have been reclassified from long-term to current based on their maturity date. As a result, as of December 31, 2007, we had a working capital deficiency of $61.5 million. Although we cannot predict the effects of our sale announcements on our businesses, based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our future liquidity needs until the obligation to repay our Term Loans on August 15, 2008. We expect that cash on hand and generated from operations will be insufficient to fund the repayment of the Term Loans when due. We have initiated a sales process for our businesses and/or our entire company and therefore have not sought to extend our Term Loans at this time. If we are unable to receive sufficient net proceeds from this sales process by the due date of our Term Loans, or we are otherwise unable to extend or refinance a substantial portion of our obligations under our Term Loans, our existing capital resources will not enable us to meet our obligations under the Term Loans or continue operations beyond August 2008. Moreover, non-payment of our Term Loans when due would trigger a cross-default under our indentures governing the Senior Notes and Senior Discount Notes, which could require us to make an immediate payment under such indentures and obligations at a time when we would not have the funds to do so. We cannot assure that we will be able to enter into a sale transaction that allows us to repay our Term Loans or to refinance our Term Loans when due. Accordingly, as a result of the foregoing uncertainties, substantial doubt exists about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount or classification of assets and liabilities to reflect this uncertainty.

As of December 31, 2007, we had total indebtedness outstanding of $414.9 million, including our Term Loans in the aggregate principal amount of $124.9 million, Senior Notes in the aggregate principal amount of $170.0 million and Senior Discount Notes in the aggregate accreted amount of $118.4 million. See Note 15 to our Consolidated Financial Statements. The Term Loans are secured obligations of our subsidiary, Haights Cross, are guaranteed by our other subsidiaries and Haights Cross Communications, and secured by substantially all of our property and assets. The Senior Notes are general unsecured obligations of our subsidiary, Haights Cross, and are also guaranteed by our other subsidiaries and Haights Cross Communications. The Senior Notes are effectively subordinated to the Term Loans to the extent of the collateral securing the Term Loans. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications, ranking equally with all of Haights Cross Communications’ senior debt. However, the Senior Discount Notes are structurally subordinated to all existing and future liabilities of our subsidiaries, including the Term Loans and the Senior Notes, and are effectively subordinated to the Term Loans to the extent of the value of the collateral securing the Term Loans. Our loan agreements for our Term Loans and our indentures for our Senior Notes and Senior Discount Notes generally allow us to sell our assets provided that at least 75% of the total consideration we receive is in the form of cash (as defined), such consideration is at least equal to the fair market value of the assets or equity interests sold as determined in good faith by our board of directors, and certain other conditions relating to the application of the net proceeds are met. The indentures governing our senior notes and senior discount notes require us to apply net proceeds from any significant asset sales that are not applied to certain specified purposes within 365 days, including capital expenses or the repayment of the senior secured term loans (and under the senior discount notes indentures, repayment of the senior notes), to offer to repurchase the senior notes and senior discount notes at a price equal to the principal amount plus accrued interest and accreted value plus accrued interest, respectively. Certain changes in beneficial ownership interest in us or a sale of all or substantially all of our assets through our proposed sales process or otherwise would constitute a change of control under our senior secured term loans and the indentures governing the senior notes and senior discount notes, and would require our successor, if applicable, to assume the obligations under our senior secured term loans, our senior notes and our senior discount notes to the extent that such debt remains outstanding, and would require a change of control offer as described below. In addition we or our successor, as applicable, would be required to satisfy the limitation on additional indebtedness covenants contained

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the debt agreements. Failure to satisfy these conditions would result in an event of default under one or more of our outstanding debt agreements. Any such event of default could trigger a cross-default under one or more of our other debt agreements and, in any event, could require us to make an immediate payment under such agreements at a time when we may not have the funds to do so. Upon a change of control we or our successor would be required to offer to make a change of control offer to repurchase all of our then outstanding senior secured term loans, senior notes and senior discount notes at a price of 101% of principal amount, or accreted value with respect to the senior discount notes, plus accrued interest.

Upon realizing sufficient net proceeds from the sales process of our businesses, we would generally anticipate that such proceeds would be applied to redeem our debt in the order of seniority in our capital structure described above, with the Term Loans effectively ranking first, the Senior Notes effectively ranking second and the Senior Discount Notes, as a result of their structural subordination, effectively ranking third. However, depending upon the timing, structure and net proceeds, if any, received from our sales process, the timing and payment of our debt could vary from that anticipated above. Our Term Loans are redeemable at their principal amount, plus any accrued and unpaid interest, through their maturity date of August 15, 2008. Our Senior Notes may be redeemed by us beginning on August 15, 2008 at a price of 105.875% of principal, plus any accrued and unpaid interest. As of February 15, 2008, our Senior Discount Notes may be redeemed by us at a price of 106.25% of accreted value plus accrued interest. The premiums payable for the voluntary redemption of the Senior Notes and Senior Discount Notes are reduced over time to zero.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. The Company acquired Scott Publishing in April 2005, and CMEinfo in June 2005. Therefore, results of operations for each of the acquired entities have been included in the consolidated results of operations since their respective acquisition dates. All material intercompany accounts and transactions have been eliminated upon consolidation. During 2005, the Company sold the assets of it’s Chelsea House imprint. As a result of the disposition, the results of Chelsea House have been reclassified as a discontinued operation for all periods presented in the consolidated financial statements.

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are diversified due to the number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. Customers are concentrated in the educational and professional markets of the United States of America. No single customer accounted for more than 4% of revenue and 4% of accounts receivable.

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

Estimated fair values of the Company’s long term debt instruments are as follows:

	December 31, 2007
	Carrying Value	Fair Value

Senior secured term loan	$124,850	$124,850
11 3/4% senior notes	171,670	175,961
12 1/2% senior discount notes	118,362	113,400

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

Shipping and Handling

Shipping and handling costs are included in fulfillment and distribution expenses, while fees charged to customers for shipping and handling are included in revenue in the accompanying consolidated statements of operations. The Company incurred $7.5 million, $6.9 million and $6.4 million in shipping and handling costs for the years ended December 31, 2007, 2006 and 2005, respectively.

Inventory and Related Obsolescence

Inventory consists primarily of books, CDs and audiocassettes, which are valued at the lower of cost or market, as determined by the first-in, first-out method. Obsolescence reserves on slow-moving or excess merchandise are recorded, where applicable, based upon regular reviews of inventories on-hand and estimated future demand. If a book is taken out of print, superseded by a later version or ceases to sell, it is considered obsolete and all related inventory amounts are written-off. If quantities of a book exceed expected future demand based on historical sales of that title, the excess inventory is also written off.

Prepaid Royalties

Royalty advances are recorded as cash is advanced to authors and are expensed as related revenues are earned by authors or when future recovery appears doubtful.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

Advertising expenses relating to book and non-subscription publishing operations are expensed as incurred. The Company incurred $0.8 million, $0.8 million and $0.9 million in advertising expenses for the years ended December 31, 2007, 2006 and 2005, respectively, which is included in marketing and sales expenses in the accompanying consolidated statements of operations. The Company incurred $13.8 million, $16.8 million and $13.8 million for amortization of direct response advertising costs for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of direct response advertising costs is included in marketing and sales expense in the accompanying consolidated statements of operations.

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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the recapitalization pursuant to the Recapitalization Agreement (Note 3), our stock option plan was terminated and all outstanding options canceled. We do not intend at this time to grant stock options in the future.

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

Foreign Currency Translation

The Company has determined that the functional currency of its foreign subsidiary is the subsidiary’s local currency. The assets and liabilities of this subsidiary are translated at the applicable exchange rate as of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Gains and losses on inter-company transactions are recorded in operating expenses and have not been material for the periods presented. The assets and liabilities of the Company’s foreign subsidiary were immaterial as of December 31, 2007 and 2006.

Redeemable Capital Stock

We previously accounted for our outstanding Preferred B, which was mandatorily redeemable, in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). Our Preferred A and Preferred C, on the other hand, which were redeemable at the option of the holders thereof and were not mandatorily redeemable, were not subject to SFAS No. 150 and were instead classified as mezzanine equity. The Preferred Warrants were also required to be classified as a liability and recorded at fair value, because under FSP No. 150-5, “Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable,” (“FSP No. 150-5”), the Preferred Warrants were deemed to embody obligations on the Company to issue securities that had a redemption right.

Upon the closing of the Recapitalization Agreement (Note 3), all outstanding shares of Preferred A, Preferred B and Preferred C were converted to common stock at agreed upon rates, and the Preferred Warrants were converted into warrants to acquire common stock at an agreed upon rate. As a result, we no longer have outstanding any redeemable capital stock, or any securities convertible into or exercisable or exchangeable for redeemable capital stock.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. During 2005, the Company sold the assets of its Chelsea House imprint. As a result of the disposition, the results of Chelsea House have been reclassified as a discontinued operation for all periods presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting Statement 157 effective January 1, 2008 is not expected to be material to our consolidated financial statements.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we have not elected to fair value any of our financial instruments under the provisions of Statement 159, the adoption of this statement will not have any impact to our consolidated financial statements.

3.	Recapitalization Transaction

On August 10, 2007, we consummated the recapitalization pursuant to the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred B converted their shares of Preferred B into approximately 82% of our outstanding shares of common stock, holders of our previously outstanding Preferred A, Preferred C and Preferred Warrants converted their shares and warrants into shares of common stock and common stock warrants representing approximately 15% of our outstanding shares of common stock, and certain members of management acquired new shares of common stock under the terms of management stock purchase agreements representing approximately 3% of our outstanding common stock. In connection with the foregoing, all previously outstanding shares of common stock were effectively eliminated through the reclassification into one share of common stock in a reverse split and all outstanding Common Warrants and options to purchase common stock were similarly effectively eliminated by the reverse split of the common stock. As a result of the closing of the transactions contemplated by the Recapitalization Agreement, the Company has only outstanding common stock and common stock warrants, and no shares of Preferred A, Preferred B or Preferred C, or stock options, remain outstanding.

At the closing of the Recapitalization Agreement, certain of our beneficial holders entered into a shareholders agreement whereby the only voting provisions contained in such agreement require the parties thereto to vote for the director nominees of certain of the parties. The Company reconstituted its Board of Directors into a new six member Board of Directors composed of Mr. Peter J. Quandt, our then Chairman and Chief Executive Officer, and five persons designated by various former Preferred B and Preferred A holders. Mr. Quandt subsequently resigned his positions with the Company. Effective September 17, 2007, Mr. Christopher Gaffney also resigned from his position on the Board of Directors of the Company, though his shareholder group reserved their right to nominate a board member in the future. On September 21, 2007, Mr. Paul J. Crecca was elected to the Board of Directors. Mr. Crecca also serves as President and Chief Executive Officer of the Company.

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

The closing of the Recapitalization Agreement was subject to the satisfaction of certain stated conditions, including the waiver by the requisite holders of our Term Loans, Senior Notes and Senior Discount Notes of applicable “change of control” covenants that, absent such waiver, might have applied in connection with the conversion of the Preferred C, Preferred B, and Preferred A into common stock. All required waivers were obtained.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the recapitalization, the Company recorded a gain on troubled debt restructuring of $115.5 million during the year ended December 31, 2007, based on the difference in carrying value of the Preferred B compared to the fair value, based on an independent appraisal, of the common shares exchanged. The gain includes approximately $1.9 million in transaction costs and a $2.8 million benefit from consequential balance sheet write offs, primarily, the unamortized portion of the deferred gain on Preferred B. The recapitalization of the Preferred A and Preferred C also resulted in gains based on their carrying value compared to the fair value of the common shares exchanged, but because of their classification as equity instruments, the gains of $33.0 million and $1.3 million, respectively, are reflected as Gain on Recapitalization in the calculation of net income available to common stockholders.

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

CMEinfo

In June 2005, the Company acquired all of the outstanding shares of capital stock of CMEinfo.com, Inc. (“CMEinfo”). The Company reported the acquisition using the purchase method of accounting, and the acquired business has been included in our Medical Education segment since completion of the acquisition. CMEinfo publishes self-study continuing medical education (“CME”) courses. The Company acquired CMEinfo to increase the scope of its CME product offerings. To acquire CMEinfo, the Company paid $7.2 million in cash to the prior owners, and paid an additional $0.1 million and $1.4 million, respectively, to retire CMEinfo’s existing debt obligations and to cover acquisition costs. The $7.2 million in cash paid to the prior owners included $1.7 million that was placed in an escrow account to cover revenue shortfalls and indemnification obligations. Thereafter, the Company recorded a $1.0 million receivable in the fourth quarter of 2005. During the quarter ended June 30, 2006, the Company received $1.0 million from the escrow account due to CMEinfo’s failure to meet revenue projections. The net acquisition cost of $7.6 million exceeded the fair value of net assets acquired, resulting in goodwill of $2.9 million.

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

5.	Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2007	2006

Accounts receivable	$28,909	$25,629
Less allowance for doubtful accounts	2,405	3,167

Accounts receivable, net	$26,504	$22,462

6.	Inventory

Inventory consists of the following:

	December 31,
	2007	2006

Supplies	$1,354	$1,371
Work-in-process	599	1,013
Finished goods	24,593	24,541

	26,546	26,925
Less allowance for obsolescence	6,973	3,683

Inventory, net	$19,573	$23,242

During the fourth quarter of 2007 the Company recorded an additional inventory obsolescense allowance of $2.1 million related to its K-12 Supplemental Education segment which consists of Sundance/Newbridge due to declines in anticipated demand for its products.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Pre-publication Costs

Pre-publication costs consists of the following:

	December 31,
	2007	2006

Pre-publication costs	$106,421	$92,851
Less accumulated amortization	65,801	47,678

Pre-publication costs, net	$40,620	$45,173

Amortization of pre-publication costs for the years ended December 31, 2007, 2006 and 2005 was $19.0 million, $17.7 million and $13.1 million, respectively. See Note 13 for impairment charges related to pre-publication costs.

8.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2006

Furniture and fixtures	$2,276	$2,429
Office equipment and software	13,852	12,509
Land and building	4,041	4,784
Leasehold improvements	2,569	2,768

	22,738	22,490
Less accumulated depreciation	12,100	11,211

Property and equipment, net	$10,638	$11,279

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $3.1 million, $2.8 million and $2.5 million, respectively.

During 2007, in the process of restructuring Options Publishing (See Note 12) the Company tested the land and building assets of Options Publishing for impairment and determined based on an independent appraisal that carrying value of these asset were in excess of the fair market value. The valuation resulted in an asset impairment charge of $0.6 million that was recorded to “asset impairment charges” in the income from operations for its Test-prep and Intervention segment for the year ended December 31, 2007 (See Note 13).

9.	Goodwill

Goodwill and other intangible assets with indefinite lives are tested for impairment annually, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill as calculated is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. In 2007 no impairment was indicated in the step one test.

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

As indicated above, the goodwill impairment assessment is a two step process. When the Company performed the annual goodwill impairment testing as of October 1, 2006. The value determined in step one of the assessment process indicated that the carrying value of the assets net of liabilities of the Options Publishing business was in excess of the fair market value of that reporting unit. The Company completed step two of the impairment process during the fourth quarter of 2006 and recorded a $10.4 million goodwill impairment charge to Income from Operations for its Test-prep and Intervention Segment.

A summary of the change in the Company’s goodwill for the years ended December 31, 2007 and 2006 is as follows:

Goodwill, December 31, 2005	$170,252

CMEinfo acquisition	126
Goodwill impairment charge- Sundance/Newbridge	(24,393)
Goodwill impairment charge- Options Publishing	(10,419)

Goodwill, December 31, 2006 and 2007	$135,566

The full value assigned to goodwill for the Scott Publishing and CMEinfo acquisitions will not be deductible for income tax purposes as these acquisitions were treated as a stock purchase for income tax purposes.

10.	Intangibles

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

		December 31,	December 31,
Definite Life Assets	Lives	2007	2006

Customer list	10 years	$23,240	$23,240
Non-compete agreements	3-5 years	1,900	1,900
Other	5 years	167	171

		25,307	25,311
Less: accumulated amortization		(8,597)	(5,898)

		16,710	19,413
Trademarks	Indefinite	4,855	4,829

Net intangible assets		$21,565	$24,242

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $2.7 million, $2.7 million and $2.5 million, respectively. Accumulated amortization amounts by asset type as of December 31, 2006 were $5.0 million for customer list, $0.7 million for non-compete agreements and $0.2 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2007 was $7.4 million for customer lists, $1.1 million for non-compete agreements and $0.1 million for other intangible assets.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total

Amortization of intangibles:
2008	2,733
2009	2,671
2010	2,425
2011	2,327
2012	2,325
Thereafter	4,229

$16,710

11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	December 31,
	2007	2006

Trade accounts payable	$10,916	$13,175
Accrued liabilities	12,011	9,371
Accrued management incentive	5,595	4,963
Accrued compensation and related taxes and benefits	3,070	3,168
Accrued restructuring costs	1,965	105
Accrued disposition costs	50	80

Accounts payable and accrued liabilities	$33,607	$30,862

12.	Restructuring Charges

During the first quarter of 2006, the Company initiated a restructuring project under which it consolidated the Iowa-based warehousing, customer service and order fulfillment functions of its Buckle Down Publishing business with our existing shared service facility in Northborough, Massachusetts. The objective of the warehouse consolidation was to reduce payroll costs and avoid expected increases in lease costs, while providing faster and more accurate order and delivery services. The restructuring project resulted in costs associated with the severance of seven employees based in Iowa, the movement of inventory to the new facility and net lease payments that are being made through the end of the lease term. The Company completed the restructuring process during the second quarter of 2006 and incurred a total restructuring charge of approximately $0.4 million in connection with this effort. Restructuring activity for the warehouse and order fulfillment consolidation relates to Buckle Down Publishing and is therefore reported within the Test-prep and Intervention segment.

On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereas the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing would be consolidated into the shared services division; the accounting functions will be taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment will be incorporated in to the shared service facility in Northborough, MA; and the manufacturing and product purchasing functions will be consolidated into a new shared manufacturing group that is being formed in our Iowa City location. The purpose of this restructuring is to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning will be moved to other

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions will be relocated to Northborough, MA; and the manufacturing functions located in NY will be moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared service facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008 and expects to incur a total restructuring charge of approximately $1.0 million in connection with this effort.

On September 28, 2007 the Board of Directors also authorized a restructuring of Sundance/Newbridge whereas the Company would reduce its workforce by approximately 30 employees and would refocus its distributed product line over the subsequent months. The plan was to have all remaining operations retrenched or modified to maximize asset value and generate positive cash flow. The purpose of this effort was to save operational costs and to respond to the issues in the marketplace while improving the business’ financial performance.

On November 5, 2007 the Board of Directors authorized a plan to sell the Sundance/Newbridge business and on March 17, 2008, the Board of Directors further authorized the orderly wind-down of the business. As a result, the Sundance/Newbridge restructuring was expanded to include the severance of the remaining Sundance/Newbridge employees and the full absorption of the shared service function by the Triumph business. The Company expects to complete the restructuring process by the end of the second quarter of 2008 and expects to incur a total restructuring charge of approximately $2.8 million in connection with this effort.

Restructuring activity related to the Options merger with Buckle Down relates to Options Publishing and is therefore reported within the Test-prep and Intervention segment. Restructuring activity related to Sundance/Newbridge will be reported within our K-12 Supplemental Education segment.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost of the restructuring activity by type of cost for the years ended December 31, 2006 and 2007 is as follows:

	Severance	Lease	Relocation
	and	Terminations	and	Total
	Related	Costs	Other	Consolidation

Buckle Down — Warehouse and Order Fulfillment Consolidation
Amount expected to be incurred	$65	$180	$162	$407

Accrued restructuring liability as of December 31, 2005	—	—	—	—

Restructuring expense	65	180	162	407
Cash paid	(65)	(75)	(162)	(302)

Accrued restructuring liability as of December 31, 2006	—	105	—	105
Restructuring expense	—	75	—	75
Cash paid	—	(109)	—	(109)

Accrued restructuring liability as of December 31, 2007	$—	$71	$—	$71

Options Publishing — Consolidation with Buckle Down
Amount expected to be incurred	$954	$—	$61	$1,015

Accrued restructuring liability as of December 31, 2006	—	—	—	—

Restructuring expense	845	—	61	906
Cash paid	(219)	—	(61)	(280)

Accrued restructuring liability as of December 31, 2007	$626	$—	$—	$626

Abandonment of Sundance/Newbridge business
Amount expected to be incurred	$2,730	$—	$51	$2,781

Accrued restructuring liability as of December 31, 2006	—	—	—	—

Restructuring expense	1,409	—	51	1,460
Cash paid	(141)	—	(51)	(192)

Accrued restructuring liability as of December 31, 2007	$1,268	$—	$—	$1,268

In addition to the severance and related, relocation and other cash expenses incurred in connection with the Options Publishing consolidation with Buckle Down, an additional $0.2 million restructuring expense was incurred due to the write off accumulated product development costs associated with projects abandoned with the merger.

13.	Asset Impairment Charges

During the second quarter 2007 the Company completed an impairment test of the pre-publication assets of K-12 Supplemental Education segment, which is consist of Sundance/Newbridge business, at the series level, due to continued declines in revenues and operating profits, which resulted in a $2.2 million charge. On November 5, 2007 the Board of Directors authorized a plan to sell the Sundance/Newbridge business and subsequently authorized the orderly wind-down of this business. A valuation of the business at fair value was prepared in connection with the plan to divest the Sundance/Newbridge business and as a result an impairment charge of $7.9 million was recorded in the fourth quarter of 2007.

In addition, the fourth quarter of 2007 included a restructuring of our Test-prep and Intervention segment with the consolidating of our Options Publishing business into our Triumph Learning business. In connection with the

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidation, our building located in Merrimack, New Hampshire was abandoned and offered for sale resulting in a $0.6 million impairment charge from a fair value assessment of the building.

14.	Income Taxes

Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. There was no significant interest and penalty expense related income tax matters for the years ended December 31, 2007 and 2006.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities.

The benefit (provision) for income taxes consists of the following:

	December 31,
	2007	2006	2005
		(Restated Note 2)

Current income tax expense:
Foreign	$(469)	$(338)	$(312)
Deferred income tax expense:
U.S. Federal	(3,569)	1,939	(4,640)

Total benefit (provision for) income taxes	$(4,038)	$1,601	$(4,952)

Foreign income tax expense is based on taxable UK earnings, of $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$53,225	$44,697
Goodwill	6,323	8,095
Interest on 12 1/2% Senior Discount Note	13,126	9,423
Allowance for doubtful accounts and notes	1,805	2,102
Inventory reserves	2,377	1,156
Other definite life intangible assets	1,574	610
Restructuring	766	—
Other	200	249

Total deferred tax assets	79,396	66,332
Deferred tax liabilities:
Goodwill and other indefinite life assets	(18,474)	(14,905)
Direct response advertising	(4,758)	(4,491)
Depreciation	(356)	(630)

Total deferred tax liabilities	(23,588)	(20,026)

Net deferred tax assets before valuation allowance	55,808	46,306
Less valuation allowance	(74,282)	(61,211)

Net deferred tax liabilities	$(18,474)	$(14,905)

The net deferred tax liability of $18.5 million at December 31, 2007 and $14.9 million at December 31, 2006 relates to the Company’s goodwill and other indefinite life assets. Goodwill and indefinite life assets are amortizable over 15 years in accordance with tax law but are not amortized for book purposes in accordance with SFAS 142. This deferred tax liability is not offset against the Company’s deferred tax assets when determining the amount of required valuation allowance under U.S. generally accepted accounting principles since it relates to indefinite-lived asset and, therefore, we cannot anticipate when it will reverse.

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $136.5 million expiring through 2027.

The Company provided a full valuation allowance for the net deferred tax assets exclusive of the goodwill related deferred tax liability noted above, as a result of management’s uncertainty as to the realization of such assets. The valuation allowance increased $13.2 million and $16.4 million for the years ended December 31, 2007 and 2006, respectively.

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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory Federal income tax rate to the effective rate is as follows:

	December 31,
	2007	2006	2005

Statutory rate	34%	34%	34%
State and local income taxes (net of federal benefit)	5%	6%	6%
Change in valuation allowance	20%	(22)%	(15)%
Non-deductible interest expense	11%	(13)%	(31)%
Gain on troubled debt restructuring	(67)%	—%	—%
Other	3%	(3)%	(12)%

Effective tax rate	6%	2%	(18)%

Under Section 382 of the Internal Revenue Service Code, based on the change of control discussed in Note 12, there could be limitations on the utilization of the Company’s NOL deductions in future periods. The annual limitation on utilization of NOL’s is expected to be approximately $20 million. The Company has evaluated the impact of this change of control on the utilization of our NOL’s and believes the impact of the 382 limitation will not be significant as built-in gains relating to businesses sold within 5 years of the change in control serve to increase the annual section 382 limitation.

15.	Financing Arrangements

Senior Secured Revolving Credit Facility, Term Loans, 11 3/4% Senior Notes

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

The First Term Loan matures on August 15, 2008, and is secured by a lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The First Term Loan contains customary restrictive covenants and debt incurrence tests. The First Term Loan bears interest at a variable rate based on the Eurodollar (subject to a 2% floor), plus an applicable margin based on a graduated rate schedule. As of December 31, 2007, the effective interest rate on all borrowings under the First Term Loan was 9.37%. Beginning on November 15, 2003 and continuing through maturity, the Company is required to make principal payments on the First Term Loan of $250,000 per quarter. (See Note 1 “Basis of Presentation- Going Concern Considerations”).

The Senior Notes mature on August 15, 2011, and are effectively subordinated to the Term Loans (as defined below) to the extent of the collateral securing the Term Loans. The Senior Notes contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004. (See Note 1 “Basis of Presentation — Going Concern Considerations”)

On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders, the original Senior Notes. In connection with the issuance of the additional Senior Notes, Haights Cross entered into a new $30.0 million Senior Secured Term Loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. The Second Term Loan also matures on August 15, 2008. As of December 31, 2007, the effective interest rate on all borrowings under the Second Term Loan was

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.37%. As of December 31, 2007, the Company had $170.0 million aggregate principal amount of outstanding Senior Notes and $124.9 million aggregate principal amount of indebtedness outstanding under the Term Loans. The balance of the Term Loans is classified as short-term liability. (See Note 1 “Basis of Presentation- Going Concern Considerations”).

The Term Loans and the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 22.)

12 1/2% Senior Discount Notes

On February 2, 2004, Haights Cross Communications issued $135.0 million aggregate principal amount at maturity of its 12 1/2% Senior Discount Notes due 2011 (the “Senior Discount Notes”), for which it received net proceeds of $73.7 million. The Senior Discount Notes mature on August 15, 2011, with each Senior Discount Note having an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, after which the Company will be required to make cash interest payments every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications and rank equally with all of Haights Cross Communications’ existing and future unsecured senior indebtedness and are senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of Haights Cross Communications’ existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The Senior Discount Notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Term Loans and the Senior Notes. The Company can redeem the Senior Discount Notes on or after February 15, 2008. The Senior Discount Notes contain customary restrictive covenants and debt incurrence tests. (See Note 1 “Basis of Presentation — Going Concern Considerations”).

The following table is a summary of the Company’s current outstanding debt as of December 31, 2007 (in thousands):

					Interest Rate	Book Value
				Premium	As of	As of
	Issuance	Due	Face	(Discount)	December 31,	December 31,
Instrument	Date	Date	Amount	At Issuance	2007	2007

Haights Cross:
First Term Loan	08/20/03	08/15/08	$100,000	—	9.37%	$95,750
Second Term Loan	12/10/04	08/15/08	$30,000	—	8.37%	29,100

						124,850
11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	31,670

						171,670
Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	118,362

Total debt						$414,882

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the required future repayments under the Company’s current financing arrangements as of December 31, 2007 (in thousands):

2008	$124,850
2009	—
2010	—
2011	305,000
2012	—

Total	429,850
Less: Unamortized discounts and other	(14,968)

$414,882

16.	Equity and Redeemable Preferred Stock

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

See Note 3 for a description of the Recapitalization Agreement referred to above.

17.	Stock Based Compensation

Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period for each option. The Company did not issue any form of Stock Options for the year ended December 31, 2007. For the years ended December 31, 2007,

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 and 2005, compensation expense recorded relating to the grant of stock options was de minimus. However as described below Restricted Shares were issued to the directors and related compensation expense was recorded.

On August 10, 2007, we consummated a recapitalization agreement (the “Recapitalization Agreement”) (See Note 3). In connection with the consummation of the Recapitalization Agreement, our stock option plan was terminated and all outstanding options canceled. We do not intend at this time to grant stock options in the future.

Additionally, pursuant to Management Stock Purchase Agreements dated August 10, 2007, Messrs. Crecca and Quandt purchased for $0.001 a share 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007 for $0.001 per share director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta have purchased 8,117 shares of restricted stock each. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. In January 2008, prior to the vesting of his restricted stock, Mr. Curry elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital Management, LLC and February 21, 2008 for the issuance to Mr. McKenna. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $1.5 million for the year ended December 31, 2007.

18.	Commitments

The Company has leased facilities in the states of New York, Alabama, Maryland, Massachusetts, Pennsylvania, Iowa, Texas, New Jersey and the United Kingdom. The aggregate future minimum lease payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2007 are as follows:

	Occupancy
	Space	Equipment

Year ending December 31:
2008	$2,984	$226
2009	2,463	191
2010	1,325	112
2011	781	104
2012	779	6

Total minimum payments	$8,332	$639

Rent expense on the occupied space for the years ended December 31, 2007, 2006 and 2005 was $2.5 million, $2.4 million and $2.3 million, respectively. Expenses relating to equipment leases for the years ended December 31, 2007, 2006 and 2005 was $0.3 million, $0.4 million and $0.4 million, respectively.

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

The Company’s contributions and administrative fees for the years ended December 31, 2007, 2006 and 2005 were $0.7 million, $0.7 million and $0.6 million, respectively.

20.	Discontinued Operations

Triumph Learning College

On March 29, 2002, the Company adopted a formal plan to sell its subsidiary Triumph Learning College (“Triumph College”). The sale of Triumph College was completed on July 31, 2002, in the form of an asset purchase agreement. In consideration of the sale the Company received a $3.0 million Senior Secured Promissory Note (the “Note”), which is payable on July 31, 2012, together with any accrued interest, with the interest payments commencing July 2004. None of the required interest has been paid to date. During 2004, based on the results of operations, management concluded a reserve was required against the note and a reserve of $1.8 million was calculated based on the fair value of the underlying assets determined utilizing comparable market values for the business. During 2005 based on the results of operations this reserve was increased to $2.3 million. During 2006 based on the results of operations this reserve was increased again to $3.6 million and the note has a net carrying value of $0 as of December 31, 2006 and 2007. Interest income from this note will not be recognized until collected.

Chelsea House Publishers

In August 2005, the Company sold all the assets that comprised its Chelsea House Publishers business, the financial results of which were previously reported within the Company’s K-12 Supplemental Education segment. Management believes that the sale of this business allowed the Company to focus on market segments with more attractive growth opportunities. Chelsea House Publishers created and published hard-cover, non-fiction books for children and young adults that were sold to public and school libraries located throughout the United States. As of June 30, 2005, based on negotiations regarding the disposition of Chelsea House Publishers it was clear that the fair value of the assets to be sold, less the liabilities to be assumed, was less than the current net book value of such assets. The Company adjusted the carrying amounts of the assets and liabilities of Chelsea House Publishers to reflect a $3.2 million impairment of pre-publication costs. This loss was presented as a component of operating income for Chelsea House Publishers. The results of operations of Chelsea House Publishers have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating results of Chelsea House for the years ended December 31, 2005 (through sale date of August 9th).

2005

Revenue	$6,594
Cost of goods sold	2,061
Marketing and sales	1,622
Fulfillment and distribution	606
General and administrative	988
Amortization of pre-publication costs	1,770
Impairment loss — pre-publication costs	3,211
Depreciation expense	68

Loss from operations	$(3,732)

As a result of the sale of Chelsea House Publishers, the Company realized gross proceeds of $9.0 million, which consisted of $8.5 million in cash and $0.5 million that was placed in escrow that was released to the Company in February 2006. The Company recorded a loss of $0.9 million on the sale during the fiscal year 2005, resulting from accruals for disposal costs consisting primarily of accrued lease costs and severance, which is presented as a loss on disposal of discontinued operations. At December 31, 2007, $0.05 million of this accrual remained. The carrying amounts of Chelsea House Publishers’ assets and liabilities as of August 8, 2005 were as follows:

August 8,
2005

Assets and liabilities:
Working capital, net (excluding cash)	$4,904
Pre-publication costs, net	3,897
Property and equipment, net	156

Net assets on date of sale	$8,957

Calculation of loss on sale:
Proceeds	$9,000
Less: book value of net assets sold	(8,957)

43
Less: accrued transaction costs	(935)

Loss on disposal of Chelsea House Publishers	$(892)

During the year ended December 31, 2005, in addition to the $0.9 million loss on the disposal of Chelsea House Publishers a $0.1 million expense for Coriolis was recorded for a total loss on disposal for the period of $1.1 million. Coriolis was discontinued during 2002. During the year ended December 31, 2006, a total loss on disposal for the year was $1.1 million, which included an additional $0.1 million loss on the disposal of Chelsea House Publishers and $1.0 million expense for Triumph College, as discussed in the previous section. During the year ended December 31, 2007, a total loss on disposal for the year was $0.1 million, which represents loss on the disposal of Chelsea House Publishers.

21.	Segment Reporting

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

The results of operations and other data for the four operating segments and corporate for the years ending December 31, 2007, 2006 and 2005 are as follows:

	K-12
	Supplemental	Test-Prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

2007
Revenue	$27,293	$86,074	$84,529	$34,050	$—	$231,946
Cost of good sold	8,842	16,734	29,873	9,939	—	65,388
Marketing and sales	11,201	23,725	14,626	9,731	—	59,283
Fulfillment and distribution	3,350	6,427	5,841	3,385	—	19,003
General and administrative	2,983	8,379	7,768	3,523	12,957	35,610
Restructuring charges	1,460	1,172	—	—	—	2,632
Asset impairment charges	10,158	565	—	—	—	10,723
Amortization of pre-publication costs	3,505	8,891	5,388	1,248	—	19,032
Depreciation expense and amortization of intangibles	907	2,879	794	1,148	54	5,782

Income (loss) from operations	$(15,113)	$17,302	$20,239	$5,076	$(13,011)	$14,493

Interest expense	$3,635	$17,317	$4,878	$5,276	$30,666	$61,772
Capital expenditures — property and equipment	660	734	731	771	80	2,976
Capital expenditures — pre-publication costs	2,612	11,940	6,045	1,181	—	21,778
Goodwill	—	50,488	64,513	20,565	—	135,566
Total assets	8,737	117,476	107,353	42,851	68,355	344,772

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	K-12
	Supplemental	Test-Prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

2006
Revenue	$34,296	$73,909	$81,328	$32,471	$—	$222,004
Cost of good sold	9,824	14,666	28,239	9,700	—	62,429
Marketing and sales	14,702	19,982	14,644	9,228	—	58,556
Fulfillment and distribution	3,683	5,171	5,923	3,250	—	18,027
General and administrative	3,775	7,957	7,172	3,480	6,335	28,719
Restructuring charges	—	407	—	—	—	407
Amortization of pre-publication costs	4,536	7,212	4,831	1,154	—	17,733
Asset impairment charges	2,886	—	—	—	—	2,886
Goodwill impairment charges	24,393	10,419	—	—	—	34,812
Depreciation expense and amortization of intangibles	829	2,800	834	974	62	5,499

Income (loss) from operations	$(30,332)	$5,295	$19,685	$4,685	$(6,397)	$(7,064)

Interest expense	$2,684	$14,399	$5,355	$4,443	$38,906	$65,787
Capital expenditures — property and equipment	452	438	1,059	801	9	2,759
Capital expenditures — pre-publication costs	4,649	11,709	5,399	1,095	—	22,852
Goodwill	—	50,488	64,513	20,565	—	135,566
Total assets	19,869	118,274	103,972	41,995	78,576	362,686

	K-12
	Supplemental	Test-Prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated

2005
Revenue	$43,096	$64,501	$76,626	$26,262	$—	$210,485
Cost of good sold	10,927	13,521	28,623	7,793	—	60,864
Marketing and sales	13,461	17,787	13,591	7,652	—	52,491
Fulfillment and distribution	4,074	4,040	5,236	2,733	—	16,083
General and administrative	3,046	6,884	5,796	3,426	6,801	25,953
Amortization of pre-publication costs	3,731	4,706	4,139	574	—	13,150
Depreciation expense and amortization of intangibles	825	2,727	717	642	127	5,038

Income (loss) from operations	$7,032	$14,836	$18,524	$3,442	$(6,928)	$36,906

Interest expense	$2,576	$13,167	$6,009	$3,504	$34,072	$59,328
Capital expenditures — property and equipment	817	831	1,164	943	76	3,831
Capital expenditures — pre-publication costs	5,236	10,086	5,384	1,171	—	21,877
Goodwill, restated	24,393	60,906	64,513	20,440	—	170,252
Total assets	52,634	123,342	99,360	42,230	83,753	401,319

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Condensed Consolidated Financial Statements

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

Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$—	$231,946	$—	$231,946
Costs and expenses	265	12,747	204,441	—	217,453

Income (loss) from operations	(265)	(12,747)	27,505	—	14,493
Equity in the income (loss) of subsidiaries	(18,835)	(10,548)	—	29,383	—
Loss from discontinued operations	—	(122)	—	—	(122)
Other (income)/expenses	(82,650)	(4,582)	38,053	—	(49,179)

Net income (loss)	$63,550	$(18,835)	$(10,548)	$29,383	$63,550

	Year Ended December 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$—	$222,004	$—	$222,004
Costs and expenses	125	6,272	222,671	—	229,068

Income (loss) from operations	(125)	(6,272)	(667)	—	(7,064)
Equity in the income (loss) of subsidiaries	(40,788)	(33,624)	—	74,412	—
Loss from discontinued operations	—	(1,136)	—	—	(1,136)
Other (income)/expenses	31,942	(244)	32,957	—	64,655

Net income (loss)	$(72,855)	$(40,788)	$(33,624)	$74,412	$(72,855)

	Year Ended December 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$—	$210,485	$—	$210,485
Costs and expenses	787	6,140	166,652	—	173,579

Income (loss) from operations	(787)	(6,140)	43,833	—	36,906
Equity in the income (loss) of subsidiaries	608	4,900	—	(5,508)	—
Loss from discontinued operations	—	(1,245)	(3,731)	—	(4,976)
Other (income)/expenses	31,845	(3,093)	35,202	—	63,954

Net income (loss)	$(32,024)	$608	$4,900	$(5,508)	$(32,024)

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets:

	As of December 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current assets	$3,872	$56,759	$60,531	$—	$121,162
Investment in subsidiaries	(15,313)	231,094	—	(215,781)	—
Long term assets	1,448	6,276	215,886	—	223,610

Total assets	$(9,993)	$294,129	$276,417	$(215,781)	$344,772

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$137,554	$45,126	$—	$182,680
Long term liabilities	136,836	171,888	197	—	308,921
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit	(146,832)	(15,313)	231,094	(215,781)	(146,832)

Total stockholders’ deficit	(146,829)	(15,313)	231,094	(215,781)	(146,829)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$(9,993)	$294,129	$276,417	$(215,781)	$344,772

	As of December 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current assets	$3,718	$64,437	$60,027	$—	$128,182
Investment in subsidiaries	4,193	241,564	—	(245,757)	—
Long term assets	2,127	8,295	224,082	—	234,504

Total assets	$10,038	$314,296	$284,109	$(245,757)	$362,686

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities	$—	$13,107	$42,234	$—	$55,341
Long term liabilities	272,905	296,996	311	—	570,212
Redeemable preferred stock	41,051	—	—	—	41,051
Stockholders’ deficit:
Common stock	20	—	—	—	20
Accumulated deficit	(303,938)	4,193	241,564	(245,757)	(303,938)

Total stockholders’ deficit	(303,918)	4,193	241,564	(245,757)	(303,918)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$10,038	$314,296	$284,109	$(245,757)	$362,686

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash provided by (used in):
Operating activities of continuing operations	$(110)	$(2,722)	$23,061	$—	$20,229
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(21,778)	—	(21,778)
Additions to property and equipment	—	(80)	(2,896)	—	(2,976)
Additions to intangibles	—	—	(55)	—	(55)
Intercompany activity	2,303	(3,411)	1,108	—	—
Proceeds from sale of businesses and assets	—	—	6	—	6

Net cash used in investing activities	2,303	(3,491)	(23,615)	—	(24,803)
Financing activities of continuing operations:
Transaction cost- troubled debt restructuring and recapitalization	(2,038)	—	—	—	(2,038)
Repayment of senior secured term loan	—	(1,300)	—	—	(1,300)
Additions to deferred financing costs		(88)	—	—	(88)

Net cash provided by financing activities	(2,038)	(1,388)	—	—	(3,426)
Effect of exchange rates on cash	—	—	89	—	89
Net cash provided by discontinued operations	—	(152)	—	—	(152)

Net change in cash and cash equivalents	155	(7,753)	(465)	—	(8,063)
Cash and cash equivalents at beginning of period	3,717	63,990	2,140	—	69,847

Cash and cash equivalents at end of period	$3,872	$56,237	$1,675	$—	$61,784

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash provided by (used in):
Operating activities of continuing operations	$21	$(3,668)	$29,577	$—	$25,930
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(22,852)	—	(22,852)
Additions to property and equipment	—	(9)	(2,750)	—	(2,759)
Additions to intangibles	—	—	(39)	—	(39)
Intercompany activity	115	4,213	(4,328)	—	—
Acquisitions, net of cash acquired	—	—	907	—	907
Proceeds from sale of businesses and assets	—	500	9	—	509

Net cash provided by (used in) investing activities	115	4,704	(29,053)	—	(24,234)
Financing activities of continuing operations:
Proceeds from exercise of stock options	10	—	—	—	11
Repayment of senior secured term loan	—	(1,300)	—	—	(1,300)
Additions to deferred financing costs	—	(103)	—	—	(104)

Net cash provided by (used in) financing activities	10	(1,403)	—	—	(1,393)
Effect of exchange rates on cash	—	—	245	—	245
Net cash used in discontinued operations	—	(293)	—	—	(293)

Net change in cash and cash equivalents	146	(660)	769	—	255
Cash and cash equivalents at beginning of period	3,571	64,650	1,371	—	69,592

Cash and cash equivalents at end of period	$3,717	$63,990	$2,140	$—	$69,847

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash provided by (used in):
Operating activities of continuing operations	$(694)	$712	$24,473	$—	$24,491
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(21,877)	—	(21,877)
Additions to property and equipment	—	(76)	(3,755)	—	(3,831)
Additions to intangibles	—	—	(20)	—	(20)
Intercompany activity	796	(2,872)	2,076	—	—
Acquisitions, net of cash acquired	—	(12,255)	—	—	(12,255)
Proceeds from sale of businesses and assets	—	8,500	—	—	8,500

Net cash provided by (used in) investing activities	796	(6,702)	(23,577)	—	(29,483)
Financing activities of continuing operations:
Repayment of senior secured term loan	—	(1,300)	—	—	(1,300)
Proceeds from exercise of stock options	9	—	—	—	9
Additions to deferred financing costs	—	(511)	—	—	(511)

Net cash provided by (used in) financing activities	9	(1,811)	—	—	(1,802)
Effect of exchange rates on cash	—	—	(154)	—	(154)
Net cash used by discontinued operations	—	(1,488)	(553)	—	(2,041)

Net change in cash and cash equivalents	111	(9,290)	190	—	(8,989)
Cash and cash equivalents at beginning of period	3,460	73,940	1,181	—	78,581

Cash and cash equivalents at end of period	$3,571	$64,650	$1,371	$—	$69,592

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Related Party Transaction

On August 24, 2007, Peter J. Quandt, our then Chairman and Chief Executive Officer, and the Company entered into a Separation and Release Agreement. Pursuant to the agreement, the Company agreed to pay Mr. Quandt a lump sum of $2.5 million in connection with the termination of his Employment Agreement and $62,500 each month for twenty (20) months in accordance with the terms of a previously executed Noncompetition Agreement between Mr. Quandt and the Company. The full amount payable to Mr. Quandt in accordance with the terms of his Noncompetition Agreement has been accrued for and recorded in “general and administrative expense” in the year ended December 31, 2007. Additionally, Mr. Quandt’s 225,000 shares of common stock of the Company purchased for $0.001 a share pursuant to a Management Stock Purchase Agreement dated August 10, 2007 were deemed to be fully vested resulting in additional compensation of $1.4 million that has been recorded during the year ended December 31, 2007.

Additionally, pursuant to Management Stock Purchase Agreements dated August 10, 2007, Messrs. Crecca and Quandt purchased for $0.001 a share 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007 for $0.001 per share director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta have purchased 8,117 shares of restricted stock each. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. In January 2008, prior to the vesting of his restricted stock, Mr. Curry elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital Management, LLC and February 21, 2008 for the issuance to Mr. McKenna. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $1.5 million for the year ended December 31, 2007.

Monarch Alternative Capital LP (“Monarch Capital”), Deephaven Distressed Opportunities Trading Ltd. and New York Life Investment Management LLC each may be deemed to beneficially own more than 5% of our outstanding stock. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Each of these entities or their affiliates also own positions in one or more of our Term Loans, Senior Notes or Senior Discount Notes. In 2007, these entities received their pro rata portion of any interest or consent fees we paid related to our debt. Mr. Vigliotta, a director, is a Principal at Monarch Capital and has served as a member of our Board of Directors since August 2007. Monarch Capital acquired its debt positions prior to Mr. Vigliotta’s appointment to our Board.

24.	Subsequent Events

On January 28, 2008 the Company announced that it has completed a comprehensive strategic review and has finalized plans to offer for sale all of its business assets. Included in the sale are the company’s three remaining operating units Triumph Learning, Recorded Books and Oakstone Publishing. A sale process for Sundance/Newbridge business began in November 2007 and subsequently on March 17, 2008 the Board of Directors further authorized the orderly wind-down of the business.

HAIGHTS CROSS COMMUNICATIONS, INC. — PARENT COMPANY

Schedule I — Condensed Financial Information

Condensed Balance Sheets

	As of December 31,
	2007	2006
		(Restated)
	(In thousands)

ASSETS
Current assets	$3,872	$3,718
Investment in subsidiary	(15,313)	4,193
Long term assets	1,448	2,127

Total assets	$(9,993)	$10,038

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$—	$—
Long term debt	118,362	254,473
Other long term liabilities	18,474	18,432
Redeemable preferred stock	—	41,051
Stockholders’ deficit:
Common stock	3	20
Accumulated deficit	(146,832)	(303,938)

Total stockholders’ deficit	(146,829)	(303,918)

Total liabilities and stockholders’ deficit	$(9,993)	$10,038

Condensed Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues	$—	$—	$—
General and administrative expenses	265	125	787

Operating loss	(265)	(125)	(787)
Equity in net (loss) income of subsidiary	(18,835)	(40,788)	608
Other income (expense)	82,650	(31,942)	(31,845)

Net income (loss)	$63,550	$(72,855)	$(32,024)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash provided by (used in):
Operating activities	$(110)	$21	$(694)
Investing activities	2,303	115	796
Financing activities	(2,038)	10	9

Net change in cash	155	146	111
Cash at beginning of period	3,717	3,571	3,460

Cash at the end of the year	$3,872	$3,717	$3,571

1.	Basis of Presentation

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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Account Summary

For the Years ended December 31, 2007, 2006 and 2005:

		Additions
	Balance at	Charged to			Charged to
	Beginning of	Costs and			Other			Balance at
	Year	Expenses			Accounts	Deductions		End of Year
Description	(Credit)	(Credit)	Acquisitions		Debit/(Credit)	Debit		(Credit)

Year ended December 31, 2007:
Allowance for doubtful accounts and returns	$(3,167)	(2,942)	—		—	3,704	(3)	$(2,405)
Allowance for senior secured promissory note(5)	$(3,604)	(341)	—		—	—		$(3,945)
Allowance for valuation of deferred tax asset	$(61,211)	(13,071)	—		—	—		$(74,282)
Allowance for inventory obsolescence	$(3,683)	(5,600)	—		—	2,310	(4)	$(6,973)
Year ended December 31, 2006:
Allowance for doubtful accounts and returns	$(3,487)	(4,078)	—		—	4,398	(3)	$(3,167)
Allowance for senior secured promissory note(5)	$(2,282)	(1,322)	—		—	—		$(3,604)
Allowance for valuation of deferred tax asset	$(44,860)	(16,351)	—		—	—		$(61,211)
Allowance for inventory obsolescence	$(2,749)	(2,499)	—		—	1,565	(4)	$(3,683)
Year ended December 31, 2005:
Allowance for doubtful accounts and returns	$(3,351)	(3,831)	53	(1)	—	3,642	(3)	$(3,487)
Allowance for senior secured promissory note(5)	$(1,780)	(502)	—		—	—		$(2,282)
Allowance for valuation of deferred tax asset	$(40,684)	(4,176)	—		—	—		$(44,860)
Allowance for inventory obsolescence	$(2,032)	(1,163)	(47	)(2)	—	493	(4)	$(2,749)

(1)	Relates to an adjustment to the valuation of Options Publishing and reserves added with the Scott Publishing and CMEinfo acquisitions

(2)	Relates to reserves added with the acquisitions of Scott Publishing and CMEinfo.

(3)	Primarily relates to return of products.

(4)	Relates to the destruction of obsolete inventory.

(5)	Relates to sale of Triumph College (see Note 20 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Pursuant to Rule 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 15d-15(e), as of December 31, 2007. Based on that evaluation, our disclosure controls and procedures were ineffective, as of the end of the period covered by this report, due to the material weakness in our internal control over financial reporting described below.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in designing and evaluating the controls and procedures. We regularly review and document our disclosure controls and procedures, and our internal controls over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.

(b) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined by Exchange Act Rule 15d-15(f). Pursuant to Rule 15d-15 under the Exchange Act, our management carried out an evaluation with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO) in conducting its evaluation. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of an adjustment to income taxes and the classification of our Preferred Warrants and the calculation of the impairment of goodwill at the Options Publishing reporting unit discovered during the audit of the financial statements for our fiscal year ended December 31, 2006 which resulted from a lack of technical expertise, management determined that a material weakness in internal control over financial reporting related to our financial close process existed and continues unremediated as of December 31, 2007. This determination along with limited accounting personnel at Sundance/Newbridge prompted our management to conclude that, as of December 31, 2007, there was a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.

Our management concluded that due to the material weakness described above, we did not maintain effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of our Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our

Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Regarding the material weakness described above, we have identified the following changes necessary to improve our internal control over financial reporting:

•	Hiring key leadership accounting personnel to focus on our technical accounting issues and managing the monthly close process and the SEC reporting process;

•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	Educating and training our management and staff to improve technical expertise with respect to these technical areas;

•	Engaging expert resources to assist with tax and goodwill valuation accounting; and

•	Re-allocating and/or relocating duties of finance personnel to enhance review and monitoring procedures.

While we believe that the remedial actions described above would result in the correction of the material weakness in our internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers, members of our Board of Directors and the presidents of our operating subsidiaries as of March 11, 2008. Each of our executive officers has been elected by our Board of Directors and serves until his or her successor is duly elected and qualified

Name	Age	Position

Paul J. Crecca	50	Director, Chief Executive Officer and President; President of Haights Cross Operating Company
Linda Koons	53	Executive Vice President and Publisher
Kevin M. McAliley	48	Executive Vice President and President of Triumph Learning
Mark Kurtz	43	Senior Vice President and Chief Financial Officer
Melissa L. Linsky	49	Senior Vice President — Finance and Planning, Treasurer
Paul A. Konowitch	53	President, Sundance/Newbridge Educational Publishing
Nancy McMeekin	53	President, Oakstone Publishing
Scott Williams	46	President, Recorded Books
Eugene I. Davis	53	Director
Curry E. Ford	36	Director
John McKenna	40	Director
T.J. Vigliotta	34	Director

Executive Officers

Paul J. Crecca has served as a member of our Board of Directors since October 2004 and as our Chief Executive Officer and President since November 2007. Mr. Crecca also has served as President of Haights Cross Operating Company since March 2008. Mr. Crecca served as our Interim Chief Executive Officer and Interim President from August 2007 to November 2007. Mr. Crecca also served as our Executive Vice President and Chief Financial Officer from January 1998 to August 2007. Additionally, Mr. Crecca served as our Chief Operating Officer from January 1998 to June 2000 and as Treasurer from 2001 to 2004. From 1995 to 1998, Mr. Crecca served as Executive Vice President — Finance of the Marvel Comics Group, an operating division of Marvel Entertainment Group, Inc. From 1985 to 1995, Mr. Crecca served as Chief Financial Officer of Dun & Bradstreet International, a division of the Dun & Bradstreet Corporation. Prior to 1985, Mr. Crecca was employed as an audit manager for Ernst & Young LLP. Mr. Crecca, a C.P.A. since 1981, received a B.A. from the Rutgers College of Arts and Sciences and an M.B.A. from the Rutgers Graduate School of Business Management.

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

Mark Kurtz has served as our Senior Vice President, and Chief Financial Officer since December 2007. Mr. Kurtz served as our Vice President, Finance and Accounting, and Chief Accounting Officer from December 1999 to December 2007. From June 1996 to December 1999, Mr. Kurtz served as Chief Accounting Officer of Oakstone Publishing. Prior to joining Oakstone Publishing, Mr. Kurtz served as a senior manager at Hardman Guess Frost and Cummings, a public accounting firm. Mr. Kurtz, a C.P.A. since 1989, received a B.B.A. from the University of Montevallo.

Melissa L. Linsky has served as our Senior Vice President — Finance & Planning since December 2007. Ms. Linsky served as our Vice President, Finance and Planning from June 1999 to December 2007 and as our Treasurer since October 2004. From 1998 to 1999, Ms. Linsky served as Vice President of Finance and Planning at the MacManus Group, an advertising and communications company, and from 1995 to 1997 served as Vice President of Marvel Comics Group, an operating division of Marvel Entertainment Group, Inc. From 1988 to 1995, Ms. Linsky served as Assistant Vice President of Dun & Bradstreet International, a division of the Dun & Bradstreet Corporation, and from 1984 to 1988 as Assistant Treasurer at Chase Manhattan Bank. Ms. Linsky received a B.B.A. magna cum laude from Temple University and an M.B.A. from New York University’s Stern School of Business.

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

Scott Williams has served as President of Recorded Books since October 2007. From January 2003 to October 2007, Mr. Williams served as Chief Operating Officer of Recorded Books. Mr. Williams joined Recorded Books in 1992 as a Public Library Sales Representative. Mr. Williams received his B.A. from Hobart College.

Directors

Eugene I. Davis has served as a member of our Board of Directors since being elected to such position by the holders of our Preferred B in January 2006 and has served as our Chairman since August 24, 2007. Since 1999, Mr. Davis has served as Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Mr. Davis was the Chairman and Chief Executive Officer of RBX Industries, Inc., a manufacturer and distributor of foam products, from September 2001 to November 2003 and served as the Restructuring Officer for RBX Industries, Inc. from January 2001 to September 2001. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. He is a director of Eagle Geophysical Inc. and American Commercial Lines Inc. He is also Chairman of the Board of Directors of Atlas Air Worldwide Holdings, Inc.

Curry E. Ford has served as a member of our Board of Directors since August 2007. Since January 2008, Mr. Ford has served as Managing Director of Glenview Capital Management, LLC, an independent registered investment advisor offering customized global investment management and financial planning solutions. Mr. Ford served as a senior analyst from April 2006 to December 2007 and as an analyst from September 2004 to April 2006. Prior to joining Glenview Capital Management, LLC, Mr. Ford was Vice President of Loan Portfolio at Lehman Brothers Inc. from February 2003 to August 2004. From 1994 to 2003, Mr. Ford served as a Senior Credit Analyst in the Fixed Income division and as an Associate in the Media & Communications M&A group at Lehman Brothers Inc. Mr. Ford holds an M.B.A. from Columbia Business School and a B.S. from Cornell University.

John McKenna has served as a member of our Board of Directors since August 2007. Between 1999 and 2006, Mr. McKenna was Managing Director and Co-Head of the Eastern Region Financial Restructuring Group at Houlihan Lokey Howard & Zukin, an international investment bank. Prior to that, Mr. McKenna served as a Vice President of Wasserstein Perella & Company from 1998 to 1999 and as a Financial Analyst to Senior Vice President from 1992 to 1998 at Houlihan Lokey Howard & Zukin. Mr. McKenna currently serves on the Boards of Directors of Gate Gourmet Holdings LLC and Restricted Stock Partners, Inc. and previously served on the Board of Directors of US Airways Group from 2003 to 2005. Mr. McKenna graduated with honors from Claremont McKenna College with a B.A. in Government and Economics, and holds Series 7, 24 and 63 licenses.

Thomas J. Vigliotta has served as a member of our Board of Directors since August 2007. Mr. Vigliotta is a Principal at Monarch Alternative Capital LP, focused on the firm’s distressed debt business. Prior to joining Monarch in 2002, Mr. Vigliotta was a research analyst for the Lazard Debt Recovery Funds. Previously, Mr. Vigliotta was a product development manager with the Internet Services Group of Qwest Communications. He began his career as a project manager on software development projects and various environmental engineering projects for Science Applications International Corporation. Mr. Vigliotta received a B.S. degree in Civil and Environmental Engineering from Clarkson University and an M.B.A. degree from the University of Colorado at

Denver where he was a member of the Beta Gamma Sigma Honor Society and received the MBA Outstanding Scholar Award.

Audit Committee and Audit Committee Financial Expert

Prior to August 21, 2007, our full Board of Directors exercised the functions of an audit committee. On August 21, 2007, we formed an audit committee to perform these functions. The members of the audit committee are Messrs. Davis, McKenna and Ford.

Our Board of Directors has determined that Mr. John McKenna qualifies as an audit committee financial expert as that term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act. Although Mr. McKenna would satisfy the heightened independence standard for audit committee members as defined in Rule 10A-3 under the Exchange Act, this independence standard is not applicable to us or our directors because our securities are not listed on any national securities exchange or in any automated inter-dealer quotation system of any national securities association.

Nomination and Election of Directors

On August 10, 2007, we entered into a shareholders’ agreement with the investors listed therein (the “Investors”) that prescribes the process for the nomination and election of our directors. Pursuant to the shareholders’ agreement, the Board of Directors consists of 5 or 6 persons, 5 persons (each, an “Investor Director”) nominated by the Investors and, specifically, one nominated by Media/Communications Partners III Limited Partnership and M/C Investors, L.L.C. as a group, one nominated by Columbia Funds Master Investment Trust-Columbia High Income Master Portfolio, Columbia Funds Variable Insurance Trust 1 — Columbia High Yield Fund, Variable Series, the Mainstay Funds on behalf of its High Yield Corporate Bond Fund, the Mainstay Funds on behalf of its Diversified Income Fund and Mainstay VP Series Fund, Inc. on behalf of its High Yield Corporate Bond Portfolio as a group, one nominated by Monarch Income Master Fund Ltd, Monarch Opportunities Master Fund Ltd, and Monarch Alternative Capital LP as a group, one nominated by Glenview Capital Master Fund, Ltd., Glenview Institutional Partners, L.P. and Glenview Capital Partners, L.P. as a group and one nominated by Deephaven Distressed Opportunities Trading Ltd. In addition, at the option of the majority of the Investor Directors, the then current Chief Executive Officer of the Company (the “CEO Director”) will serve as a director for so long as he or she is Chief Executive Officer of the Company; provided that if for any reason the CEO Director shall cease to serve as Chief Executive Officer of the Company, each of the shareholders shall promptly vote their respective shares to remove him or her from the board if he or she has not resigned from such position and to elect the person who replaces him or her as Chief Executive Officer of the Company as the new CEO Director.

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

     Introduction

The purpose of this compensation discussion and analysis (“CD&A”) is to provide information about each material element of compensation that we pay or award to, or that is earned by, our former and current principal executive officers, principal financial officer, the three other most highly compensated executive officers of the company (these officers are referred to herein as our “named executive officers”). For our 2007 fiscal year, our named executive officers were:

•	Peter J. Quandt, our former Chairman, Chief Executive Officer and President (through August 24, 2007);

•	Paul J. Crecca, our Executive Vice President (through August 24, 2007) and Chief Financial Officer (through December 5, 2007), Interim Chief Executive Officer and Interim President (August 24, 2007 — November 5, 2007), and Chief Executive Officer and President (effective November 5, 2007);

•	Mark Kurtz, our Vice President, Finance and Accounting, and Chief Accounting Officer (through December 5, 2007), and Senior Vice President and Chief Financial Officer (effective December 5, 2007);

•	Kevin M. McAliley, our Executive Vice President and the President of Triumph Learning;

•	Linda Koons, our Executive Vice President and Publisher; and

•	Melissa L. Linsky, our Vice President, Finance and Planning (through December 5, 2007) and Treasurer, and Senior Vice President — Finance & Planning (effective December 5, 2007).

This CD&A addresses and explains our historical compensation practices, including those that were followed in 2007, the numerical and related information contained in the summary compensation and related tables presented below, and actions we have taken regarding executive compensation since the end of our 2007 fiscal year with respect to the award of bonuses related to 2007 performance.

     Employment and Noncompetition Agreements

Background.  At different points throughout 2007, the non-employee members of the Board of Directors (consisting of Mr. Davis, Mr. Stephen F. Gormley (through August 10, 2007), Mr. Maslow (beginning August 10, 2007 through August 16, 2007), Mr. Gaffney (through September 17, 2007), Messrs. Vigliotta and Ford (beginning on August 10, 2007) and Mr. McKenna (beginning on August 21, 2007) considered approving employment and non-competition agreements in order to secure continued service by certain executives to the Company and their agreement that, following the termination of their employment, such executives would refrain from competing against the Company for a specified period. On January 31, 2007 the Company entered into employment agreements with Messrs. Quandt and Crecca, and on December 11, 2007, the Company entered into an amendment to Mr. Crecca’s existing employment agreement in connection with his promotion to Chief Executive Officer and President.

Use of Compensation Consultant.  In connection with the employment and noncompetition agreements entered into in January 2007 for Messrs. Quandt and Crecca, the Board of Directors determined that the services of a compensation consultant should be retained. In this regard, Mr. Quandt solicited and, based on his recommendation, the Company retained, the services of Pearl Meyer of the firm Steven Hall & Partners (the “Consultant”), who had advised the Company in 2006 in a similar capacity. The Consultant was charged, among other things, with providing management and the Board of Directors with a competitive assessment of, and recommendations with respect to, the terms of the employment and noncompetition agreements, preparing such agreements for review by, and approval of, the Board of Directors, and rendering an opinion as to the reasonableness of such agreements. Our Board of Directors took the recommendations and opinion of the Consultant into consideration when reviewing and ultimately approving the terms of the agreements for Messrs. Quandt and Crecca that were executed in January 2007.

In determining to approve these agreements, at the time the Board of Directors considered the following factors:

•	The Company’s highly leveraged capital structure had impeded the growth of stockholder value in recent periods, and a resolution to these capital structure issues was a high priority for the Company;

•	A successful resolution of the Company’s capital structure issues would require a dedicated effort from the Company’s management team, and the Board of Directors believed that a successful resolution would be much more likely to occur if Messrs. Quandt and Crecca remained with the Company throughout this critical period;

•	The Board of Directors believed that its other senior management, and the senior managers of the Company’s businesses, were more likely to remain with the Company if Messrs. Quandt and Crecca also remained with the Company;

•	The Board of Directors believed that the Company’s highly leveraged capital structure had caused the equity component of the Company’s compensation program to become increasingly less effective in motivating and retaining its officers and employees and, accordingly, that the Company’s best interests were served by ensuring that its key executives had cash compensation that adequately motivated them to remain with the Company through the next several years;

•	The Board of Directors, after reviewing the opinion and analysis of the Consultant, believed the severance amounts payable to Messrs. Quandt and Crecca (while greater than the amounts to which they were entitled prior to execution of the agreements), as well as the events triggering payment of such amount, were within industry standards, acknowledged their long and dedicated service to the Company and their importance to the Company going forward, served to motivate them to remain with the Company during the challenging period of the Company’s capital structure issues and beyond, and was fair and reasonable in absolute terms relative to privately held companies similar in size to the Company (as measured by revenue and enterprise value); and

•	The Company would receive a material benefit by having Messrs. Quandt and Crecca restricted from competing with the Company (previously, they were not subject to noncompetition covenants).

The Compensation Consultant engaged to develop the employment agreements employed industry standards for companies of similar size in making their recommendation to the Board of Directors

The new employment and non-competition agreements were approved by a majority of the non-employee members of the Board of Directors, with Mr. Davis dissenting. Neither Mr. Quandt nor Mr. Crecca participated in the decision to approve their new employment and noncompetition agreements.

Amended Agreement.  Following Mr. Quandt’s departure, we promoted Mr. Crecca to interim-Chief Executive Officer and Interim-President and then subsequently, on November 5, 2007, we promoted Mr. Crecca to Chief Executive Officer and President. On December 11, 2007, we amended Mr. Crecca’s employment agreement to reflect his new titles and to adjust his salary and minimum annual cash bonus payment. These payments are shown in the chart below in “Employment and Noncompetition Agreement.” Our Compensation Committee recommended, and our Board of Directors approved, the amendment to Mr. Crecca’s employment agreement.

     Certain other Components of Executive Compensation

Separation and Release Agreement.  On August 24, 2007, we entered into a Separation and Release Agreement with Mr. Quandt. Pursuant to this Agreement, we paid Mr. Quandt a lump sum in lieu of payments that may have otherwise been due pursuant to his employment agreement. The Separation and Release Agreement is described below in “Amounts Payable per Release and Separation Agreement with Peter J. Quandt.”

Enhanced Severance Plan.  On June 26, 2007, we adopted an Enhanced Severance Plan for an identified group of key employees. Under this plan, we will provide additional severance coverage to participating employees if such employee’s employment with us or the employee’s business unit is terminated involuntarily without cause or voluntarily for “good reason” (as defined in the plan) during the one year period following the sale of the Company or the applicable business unit. We adopted the Enhanced Severance Plan to increase the likelihood of the retention of employees during the uncertainty created by our capital structure, which resulted in our recapitalization in August 2007 and our anticipated exploration of strategic alternatives.

Transaction Bonus Plan.  Upon recommendation of the Compensation Committee, on October 10, 2007, our Board adopted a Transaction Bonus Plan pursuant to which selected employees are eligible to receive a transaction incentive bonus if certain conditions are satisfied. In this regard, prior to his departure Mr. Quandt solicited and, based on his recommendation, the Company retained, the services of Deloitte & Touche LLP to assist us with the development of this plan. The objective of the plan was to increase the likelihood of the retention of certain key employees during our exploration of strategic alternatives. We designed the Transaction Bonus Plan to maximize sales values by aligning the interests of the participating employees with those of the Company by increasing the size of bonuses if higher milestones are achieved in a sales process. Deloitte & Touche prepared and delivered a written report that concluded that, on an overall basis, the key plan provisions and bonus opportunities available under the Transaction Bonus Plan as adopted by our Board were reasonable and consistent with competitive practices. The Transaction Bonus Plan is more fully described in “Transaction Bonus Plan.”

     Oversight Over Compensation Decisions

Role of the Board of Directors and our Compensation Committee in Establishing Compensation.  Prior to the formation of our Compensation Committee, our full Board of Directors exercised the functions of a compensation committee and made decisions concerning the compensation paid to each of our named executive officers. On August 21, 2007, we formed a Compensation Committee (the “Committee”) composed entirely of independent, non-employee members of the Board. The Committee oversees all of our compensation and benefit programs. Committee membership is determined by our Board. Since the formation of the Committee, Messrs. McKenna, Ford and Vigliotta served on the Committee with Mr. McKenna serving as Chairman.

The Committee’s responsibilities are specified in the Board’s authorizing votes. Through March 16, 2008, the Committee has met six times since its formation. The Chairman regularly reports on Committee actions and recommendations at full meetings of our Board. At Committee meetings, non-Committee members of the Board and others such as the Chief Executive Officer and President, Mr. Paul Crecca, legal officers or external consultants or counsel, may be invited to provide information, respond to inquiries of the Committee and generally provide support to the Committee.

Role of Executives in Establishing Compensation.  For the portions of fiscal year 2007 where he served as an executive, Mr. Quandt, and for the entire year, Mr. Crecca, participated and Mr. Crecca will continue to participate in the assessment, design and recommendation of compensation programs, plans and awards for our named executive officers. In this regard, Messrs. Quandt and Crecca made, and Mr. Crecca will continue to make, recommendations as to base salary levels and appropriate annual adjustments, performance targets and award levels for purposes of our annual management and employee bonus plan, and the creation and design of other incentive programs. Messrs. Quandt and Crecca, each of whom was a director at the time of consideration of their compensation, and Mr. Crecca continues in such role, did not participate in decisions concerning their own compensation, including the decisions to approve their employment and noncompetition agreements or any amendments thereto.

Role of Compensation Consultants.  As discussed above, we used the services of Steven Hall & Partners to assist with the design of employment packages for Mr. Quandt and Mr. Crecca and we retained the services of Deloitte & Touche LLP to assist us with the development of our Transaction Bonus Plan.

Objectives of Compensation Programs

Our executive compensation strategy is based on business performance and individual performance accountability and competitiveness, and is designed to enable us to attract, retain, and reward key leaders critical to our success. The Compensation Committee and the Board have taken certain steps in 2008 regarding compensation. To the extent the objectives of the Company’s compensation programs have been modified for 2008 in contrast to 2007, such modifications are noted below.

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

Compensation Objectives.  The Company believes that the compensation program it follows helps it achieve the following objectives:

•	Compensation will be related to performance. The proportion of an individual’s total compensation that varies with achievement of Company and individual performance measures increases as the individual’s business responsibilities increase. Thus, a material portion of executive compensation should be directly linked to achieving specific financial and non-financial objectives, which also serves to align the named executive officers’ interests with those of the Company’s investors.

•	Compensation will be competitive and cost effective. The Company desires to attract, motivate and retain key employees. The Company will pay total cash compensation (base salary plus performance-based cash incentives) in amounts necessary to achieve these goals and which will be of fair value relative to other positions in the Company.

•	Retention during a sales process. Our adoption of our Enhanced Severance Plan and Transaction Bonus Plan provided retention incentives to employees during our exploration of strategic alternatives for the Company, and subsequently, during our current sales process.

For 2008, the compensation objectives have been modified to reduce the focus on individual performance and focus more on the Company’s performance. This modification was enacted in light of the Company’s pursuit of the sales of its businesses. By focusing on more objective goals, the Compensation Committee and Board believe that employees will be better able to remain focused on achieving the best results for the Company during this challenging period. The Enhanced Severance Plan and the Transaction Bonus Plan, both adopted in 2007, will also continue to provide retention incentives to key employees.

Company Compensation Policies.  A named executive officer’s total in-service compensation consists of base salary, a cash bonus, the potential for a transaction bonus, limited perquisites and, in certain cases, restricted stock. With regard to these components, the Board of Directors in the past developed, and has continued to adhere to, the following compensation policies:

•	Cash should be a principal component of compensation. The Company’s equity securities are not publicly traded, and the true compensatory value to be accorded to the Company’s restricted stock is difficult for both the Company and a restricted stock recipient to determine. Accordingly, the Company’s compensation policy is to focus most heavily on providing the opportunity for its named executive officers to earn total cash compensation at levels that enable the Company to achieve the motivation and retention goals described above.

•	Base salary should be the largest component of cash compensation. For each named executive officer, base salary is typically the largest component of cash compensation, with cash bonuses being significantly less than an officer’s base salary. In this regard, the Company generally views base salary as compensation for the named executive officer to perform the essential elements of his or her job, and cash bonuses as a reward for superior Company and individual performance.

•	Annual cash incentives should be linked to performance. Other than in connection with the minimum bonus amount payable under the employment agreement with Mr. Crecca, corporate-level executive officers are judged against overall Company performance, while business unit officers are judged against the performance of their specific unit. The Company believes that this policy properly reflects the fact that corporate-level executive officers, who have operational control over all business units, should be compensated based on overall performance, while unit officers, who have operational control only over their individual units, are properly compensated based on individual unit performance.

•	Equity Incentives and Transaction Bonuses should be structured to advance both executive retention and motivation. Each grant of restricted stock that the Company issued to the two principal officers, Mr. Quandt and Mr. Crecca, generally vested over a three year period or upon certain other events, such as a sale event of the Company. Similarly, a participant’s ability to receive a transaction bonus requires that the employee remain continuously employed by the Company from the date he or she becomes a participant in the plan through the relevant payment dates.

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

Elements of In-Service Compensation.  The elements of in-service compensation consist of base salary, annual cash performance incentives, the potential for a transaction bonus and a limited number of perquisites. The Company generally determines the nature and amount of each element of compensation as follows:

•	Base salaries. The Company typically agrees upon a base salary with a named executive officer at the time of initial employment, which may or may not be reflected in an employment agreement. The amount agreed upon reflects the Company’s views as to the individual executive’s experience and future potential, scope of anticipated responsibilities, skills, expertise, potential to add value through performance and competitive salary practices. When appropriate, the Company also considers changes to base salary pay during the year. For example, Messrs. Crecca and Kurtz and Ms. Linsky were rewarded in 2007 with an increase in salary at the time of their promotions. The Company also increased Mr. McAliley’s base salary in 2007. The Company also considers the named executive officer’s projected future total compensation, emphasizing performance-based compensation in lieu of base salary adjustments.

•	Cash performance incentives. The Company typically adopts an Annual Management/Employee Bonus Plan. The plan’s purpose is to motivate and reward participants for their contributions to the Company’s performance by tying a material portion of their cash compensation to the Company’s annual financial performance and to the participant’s contribution to the achievement of non-financial Company and individual goals. For 2007, the plan was designed to pay 60% of the award opportunity based on the achievement of pre-defined financial goals (described below), and 40% of the award opportunity based on individual performance goals. These goals are recommended by our senior management and approved by the Board of Directors. The operation of this plan as it relates to our named executive officers is described in more detail below.

For 2008, the cash performance incentives have been modified to reduce the focus on non-financial Company and individual goals. This modification was enacted in light of the Company’s pursuit of the sales of its businesses. By focusing on the Company’s financial performance, the Compensation Committee and Board believe that employees will be better able to remain focused on achieving the best results for the Company during this challenging period.

•	Stock options. The Company had 2,400,000 shares of common stock authorized for grants under its Restated 2000 Stock Option and Grant Plan. In connection with the recapitalization on August 10, 2007, this plan and all outstanding awards thereunder were terminated. The Company no longer uses stock options as incentive compensation.

•	Restricted Stock. In connection with the closing of the recapitalization, we issued Messrs. Quandt and Crecca restricted stock in the amount of 225,000 and 75,000 shares of common stock, respectively. As noted above, the recapitalization eliminated substantially all of the prior equity (options and shares) owned by the executive officers of the Company. The issuances of restricted stock were made to Messrs. Quandt and Crecca to realign the interests of these executive officers with the stockholders of the Company.

•	Transaction Bonus Plan. In October 2007, we adopted a Transaction Bonus Plan pursuant to which selected employees are eligible to receive a transaction incentive bonus if certain conditions are satisfied. We evaluated and selected each participating employee’s range of transaction bonuses at the time of the adoption of the plan and notified each employee of their bonus range. Each employee’s bonus range was selected based on that particular employee’s value to the business unit and the sales process.

•	Perquisites. The Company’s general policy is to compensate its named executive officers at a level that eliminates the need for Company-provided perquisites and enables each individual officer to provide for his or her own needs. Accordingly, in 2007, the Company provided only the following perquisites to its named executive officers, the amounts of which are detailed in the tables below:

•	All named executive officers received automobile allowances ranging in value from $7,500 to $16,000 for the year;

•	Mr. Quandt and Mr. Crecca were reimbursed for personal legal expenses that each incurred in connection with the preparation and negotiation of their employment and noncompetition agreements and Mr. Quandt’s release and settlement agreement (discussed below); and

•	Ms. Koons received a monthly housing allowance as part of the relocation arrangement agreed to by the Company upon her hiring.

•	Special cash incentives. For 2007, the Board of Directors adopted an Expense Savings Incentive Plan, which is a special incentive plan designed to promote the identification of business improvements that translate into cost savings across our businesses. Under the terms of the plan, management and employees (other than Messrs. Quandt and Crecca, who were not eligible to participate under the plan), are credited with identifying and implementing business improvements leading to future cost savings can be awarded a cash bonus equal to 20% of the annualized cost savings resulting from the implemented improvements. Ms. Melissa Linsky, our Senior Vice President, Finance and Planning, Treasurer, has full authority over all determinations of bonuses to be paid under the plan, including, without limitation, the authority to (i) determine whether a particular business improvement will have continuing cost savings in future periods, and (ii) make all calculations of the annualized cost savings upon which awards under the plan will be based.

•	In 2007, Ms. Koons, Ms. Linsky and Messrs. McAliley and Kurtz (prior to his promotion to Chief Financial Officer) were the named executive officers eligible to participate in this plan. For 2007, Ms. Linsky received $37,625 under this plan and Mr. Kurtz received $43,718.

Elements of Post-Termination Compensation and Benefits.  The Company’s historical post-termination compensation policy has been designed to enable a terminated officer to continue to receive his or her salary and benefits for a reasonable period of time while the officer searches for new employment. The Company believes that the amounts of these payments and benefits and the periods of time during which they are provided are fair and reasonable and the Company has not historically taken into account any amounts that may be received by a named executive officer following termination when establishing current compensation levels. Historically, the elements of post-termination compensation that the Company has provided to its named executive officers have consisted of the following:

•	Salary continuation. Each of Ms. Koons, Ms. Linsky and Messrs. McAliley and Kurtz has a written agreement under which he or she will receive continuing salary payments for a stated period of time following termination of employment, unless such termination constitutes termination for cause. Under these agreements, Ms. Koons and Mr. McAliley would continue to receive their then-current base salary for a period of 12 months following termination of employment, and Ms. Linsky and Mr. Kurtz would receive such salary continuation for a period of six months following termination of employment. In July of 2007, we adopted an enhanced severance plan that provides additional severance coverage to participating employees if such employee’s employment with us or the employee’s business unit is terminated involuntarily without cause or voluntarily for “good reason” (as defined in the plan) during the one year period following the sale of the Company or the applicable business unit. Taking into effect the application of this enhanced severance plan in addition to the severance benefits described above, Ms. Koons and Mr. McAliley would receive salary continuation for an aggregate of 18 months and Ms. Linsky and Mr. Kurtz for 12 months.

•	Benefits continuation. While the Company is not obligated pursuant to the salary continuation agreements to provide any continuation of benefits, the Company has followed a policy over the years of reimbursing terminated employees who receive salary continuation for the cost of COBRA payments made by them during the applicable salary continuation period. The Company expects that it would follow this policy with its named executive officers.

Mr. Crecca’s employment agreement provides for different arrangements regarding salary continuation. This agreement is described below.

Employment and Noncompetition Agreement.  As discussed above, on January 31, 2007, our Board of Directors approved, and we entered into, an employment and non-competition agreement with Mr. Crecca and then amended such employment agreement on December 11, 2007.

The agreement as amended provides as follows:

Terms of Employment Agreement (as amended)

Provision	Paul J. Crecca
Term:	Through December 31, 2008, with automatic extensions for periods of one year (the first possible extension date being January 1, 2009) unless either we or the executive has given written notice to the other not later than six months prior to the expiration of the term.

Base salary:	$435,000 commencing on December 5, 2007 and for the year 2008, increasing by 4% in each subsequent year of the term.

Annual bonus:	Minimum annual cash bonus equal to 50% of the base salary in effect for the applicable year.

Other benefits:	Mr. Crecca is eligible to participate in all the compensation and benefit plans in which senior executives of the company are generally eligible to participate.

Termination: By the company for Cause or by executive without Good Reason (as defined in the agreement):
Mr. Crecca will receive his salary through the date of termination and any accrued but unpaid vacation, and will retain all of his rights to benefits earned prior to termination under benefit plans in which he participates (including any earned but unpaid bonus).

By executive for any reason, including death or permanent disability:	In addition to the foregoing, Mr. Crecca will be entitled to a cash lump sum payment of a pro-rated annual cash bonus for the year in which the termination occurs.

By the Company without Cause or by executive for Good Reason (as defined in the agreement), subject to entering into a release of claims:	In addition to the amounts owed above for termination for Cause or by executive without Good Reason, Mr. Crecca will be entitled to (a) a cash lump sum payment of a pro-rated annual cash bonus for the year in which the termination occurs, such bonus (before pro-ration) equal to the greater of (i) the current year target amount or (ii) the actual bonus paid or payable for the prior year; plus (b) a cash lump sum payment equal to two (2) times the sum of (i) his base salary (calculated at the salary level in effect at the time of termination), plus (ii) an amount equal to the higher of the current year bonus that would be payable at the target level, or the actual bonus paid or payable for performance in the year prior to the year of termination, plus (iii) an amount equal to the annual cost of medical plan benefits under COBRA or similar plan.
Mr. Crecca will also be entitled to amounts payable under the noncompetition agreement described below.

Provision	Paul J. Crecca
Definition of “Cause”	Cause means:
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
In addition, each executive may elect to terminate for “Good Reason” during the period of three months that begins six months after a transaction or series of transactions in which the persons who on the date of the employment agreement beneficially owned the common stock of the company, including the former holders of the Series A and Series B preferred stock that converted into common stock in the recapitalization, have in the aggregate but regardless of whether acting as a group, no longer beneficially own securities of the company that enable them to effectively control the company through the power to elect at least 50% of the members of the Board of Directors (for this purpose, “beneficially own” and related terms have the meaning ascribed to them under Section 13(d) of the Exchange Act).

Terms of Noncompetition Agreement

Provision	Paul J. Crecca
Term	While employed by the company and for a period of 12 months following termination of employment

Additional amounts payable upon termination by company without Cause or executive for Good Reason or as a result of death or permanent disability	Will receive monthly payments equal to $25,000 during the 12 month period following the termination

Restrictive covenants	Mr. Crecca may not:
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

Impact of Performance on Compensation

Performance goals for 2007.  For 2007, the Board of Directors established financial performance goals for the named executive officers that related to the achievement of EBITDA and cash flow targets. For purposes of these goals:

•	“EBITDA” means earnings before interest, taxes, depreciation and amortization, all as determined in accordance with United States generally accepted accounting principles, excluding restructuring and restructuring related costs, and, for Mr. Crecca , Mr. Kurtz , Ms. Koons , and Ms. Linsky certain non-cash and one-time charges and product development costs.

•	“Cash flow” means cash expenditures for product development and fixed assets (i.e., total capital expenditures) plus or minus the change in working capital (excluding changes in cash).

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

Target Bonus Percentages.  The following table shows the target bonus percentage of each named executive officer for fiscal 2007. As noted above, the bonus percentage reflects the percentage of the named executive officer’s base salary that would be payable in the form of a cash bonus, and the target bonus percentage for each officer reflects the Board of Directors’ assessment of the value and contribution of each officer to the overall success of the company:

Target Bonus
Name	Percentage

Paul J. Crecca	50.0%
Linda Koons	44.0%
Kevin M. McAliley	40.0%
Mark Kurtz	35.0%
Melissa Linsky	35.0%

Allocation of Bonus Percentage by Performance Measure.  The following table shows, with respect to each named executive officer, the measures of performance that make up each named executive officer’s potential bonus and the amount of each such officer’s target bonus percentage that is allocated to each such measure:

	Allocation of Target Bonus Percentage
	by Performance Measure
			Non-Financial Goals
	Financial Goals		(% of Target Bonus
	(% of Target Bonus Percentage)		Percentage)	Total
Name	EBITDA	Cash Flow	Individual Goals	Bonus

Paul J. Crecca	50%	10%	40%	100%
Linda Koons	50%	10%	40%	100%
Kevin M. McAliley	50%	10%	40%	100%
Mark Kurtz	50%	10%	40%	100%
Melissa Linsky	50%	10%	40%	100%

Financial Performance and Bonus Achievement Levels.  The following table shows the rate of payout for each named executive officer, for each measure of performance at the Threshold, Target and Maximum achievement levels.

Financial Performance and Bonus Achievement Levels

% of Performance Goal Achieved	% of Bonus Percentage Allocation Achieved

85%	50%
100%	100%
115% or higher	150%

Accordingly, if the actual performance with respect to a specified goal is (i) less than 85% of the target, then no bonus will be paid with respect to that goal, (ii) 115% of the target or greater, then a maximum bonus with respect to that goal will be paid equal to 150% of the target bonus amount, or (iii) between 85% and 115% of the target, then a bonus with respect to that goal of between 50% and 150% of the target bonus amount will be paid (as determined on a straight-line basis). As previously noted and as discussed further below, under the terms of the employment agreement of Mr. Crecca, he is required to be paid a minimum bonus equal to 50% of his base salary.

2007 Financial Goals.  The following table shows the financial goals established for the named executive officers, other than Mr. McAliley, for 2007 with respect to the overall company. These financial goals were selected based upon the Company’s overall results for 2006, its budget and related projections for 2007, and the Board of Director’s assessment of the appropriate levels at which to set goals that would maximize the incentives for superior performance.

Overall Haights Cross Communications Goals

EBITDA			Cash Flow
Threshold	Target	Maximum	Threshold	Target	Maximum
(85%)	(100%)	(115% or higher)	(85%)	(100%)	(115% or higher)
(In thousands)			(In thousands)

$48,379	$56,916	$65,453	$(35,992)	$(31,297)	$(26,602)

Financial goals were also established for Mr. McAliley for 2007 with respect to Triumph Learning. The goal for Mr. McAliley was selected based upon such unit’s overall results for 2006, its budget and related projections for 2007, and the Board of Director’s and management’s assessment of the appropriate levels at which to set goals that would maximize the incentives for superior performance at the unit level. We believe that the maximum financial performance goals we have historically established at the unit level have been difficult to achieve and represent excellent performance that should be rewarded with a bonus that is at or near the maximum amount achievable amount. In this regard, for the years 2005 and 2006, Mr. McAliley achieved bonuses equal to 145% and 144% of his target bonus, indicating that Triumph Learning performed significantly in excess of targeted goals and approaching the maximum goals.

2007 Individual Goals.  The individual performance goals relate to each executive’s achievement of a set of non-financial objectives that, with respect to a given named executive officer, may include some or all of the following:

Progress in connection with Sarbanes-Oxley implementation;

•	Integration of sales teams;

•	Achieve product development goals;

•	Conduct investor relations activities;

•	Lead and/or support the Company’s debt financing and capital structure activities, including debt covenant compliance; and

•	Manage the Company’s audit and tax compliance efforts.

The Board of Directors established and determined the achievement of individual goals in the case of Mr. Crecca, while Mr. Crecca established such goals and made such determination in respect of each other named executive officers.

Actual performance vs. compensation paid for 2007.

For 2007, each named executive officer achieved his or her individual goals. In addition, the company achieved EBITDA and cash flow equal to 110% and 110% of target, respectively, while Triumph Learning achieved EBITDA and cash flow at 118% and 169% of target, respectively, and Sundance/Newbridge achieved EBITDA and cash flow at 101% and 92% of target, respectively. The named executive officers achieved incentive bonuses equal to following percentages of their base salaries:

Name	Percentage of Base Salary

Mr. Crecca	72.11%
Ms. Koons	63.45%
Mr. McAliley	60.00%
Mr. Kurtz	50.48%
Ms. Linsky	50.48%

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

John McKenna, Chairman
T.J. Vigliotta
Curry Ford

Compensation of Named Executive Officers

The following table includes information concerning compensation for the years ended December 31, 2007 and 2006 for our named executive officers.

Summary Compensation Table

						Non-	Change in
						Equity	Pension Value
						Incentive	and
						Plan	Nonqualified
				Stock	Option	Compen-	Deferred
			Bonus	Awards	Awards	sation	Compensation	All Other
		Salary	($)	($)	($)	($)	Earnings	Compensation ($)	Total
Name and Principal Position	Year	($)	(5)	(6)	(7)	(8)	($)	(9)	($)

Peter J. Quandt	2007	$326,359	$—	$1,385,775	$—	$—	—	$2,842,044	$4,554,178
Former Chairman of the Board, Chief Executive Officer and President(1)	2006	484,478	266,463	—	—	—	—	52,776	803,717
Paul J. Crecca	2007	379,631	273,838	60,327	—	—	—	21,750	735,546
Chief Executive Officer and President(2)	2006	344,698	181,667	—	—	—	—	22,943	549,308
Kevin M. McAliley	2007	346,942			—	208,165	—	20,850	575,957
Executive Vice President and President of Triumph Learning	2006	326,874	—	—	—	188,319	—	19,510	534,703
Linda Koons	2007	307,230			—	195,019	—	38,250	540,499
Executive Vice President and Publisher	2006	295,231	—	—	—	119,570	—	37,205	452,006
Mark Kurtz	2007	219,850			—	154,726	—	14,250	388,826
Senior Vice President, and Chief Financial Officer(3)	2006	209,115	—	—	—	74,493	—	13,000	296,608
Melissa Linsky	2007	216,810	—	—	—	147,098		14,250	378,158
Senior Vice President — Finance & Planning(4)

(1)	Peter J. Quandt ceased to be our Chairman of the Board, Chief Executive Officer and President on August 10, 2007.

(2)	Paul J. Crecca served in 2007 as our Executive Vice President (through August 24, 2007) and Chief Financial Officer (through December 5, 2007), Interim Chief Executive Officer and Interim President (August 24, 2007 — November 5, 2007), and Chief Executive Officer and President (effective November 5, 2007).

(3)	Mark Kurtz served in 2007 as our Vice President, Finance and Accounting, and Chief Accounting Officer (through December 11, 2007) and our Senior Vice President and Chief Financial Officer (effective December 11, 2007).

(4)	Melissa L. Linsky served in 2007 as our Vice President, Finance and Planning (through December 5, 2007) and Treasurer, and Senior Vice President — Finance & Planning (effective December 5, 2007).

(5)	Represents the minimum required bonus paid to Mr. Paul J. Crecca pursuant to his employment agreement. See “Terms of Employment Agreement.”

(6)	The fair value of each share of restricted stock awarded during the year ended December 31, 2007 was $6.16 per share of common stock based upon a valuation received by a third party and after due consideration of all other relevant factors and reasonably available information. Messrs. Quandt and Crecca each paid $0.001 for each share of restricted stock. Each of these awards was subject to forfeiture and vested in one-third increments on August 9th of each of 2008, 2009 and 2010. Subsequently, Mr. Quandt’s entire award vested on August 24, 2007 pursuant to his separation agreement. See “Amounts Payable per Release and Separation Agreement with Peter J. Quandt.”

(7)	In connection with the Recapitalization Agreement on August 10, 2007, all equity incentive plans and any outstanding awards thereunder were terminated.

(8)	Represents non-equity incentive payments earned pursuant to our Annual Management/Employee Bonus Plan. For Ms. Linsky and Mr. Kurtz, also includes $37,625 and $43,718, respectively, earned under our 2007 Expense Savings Incentive Plan.

(9)	We paid Mr. Quandt $2,568,478 in connection with his Release and Separation Agreement and, since the termination of his employment, monthly payments of $62,500 pursuant to his non-competition agreement.

For Messrs. Quandt and Crecca, prior year amounts in this column also include amounts reimbursed to the named executive officer for legal fees incurred in connection with the preparation and negotiation of his new employment and noncompetition agreements.

For each named executive officer, the amounts in this column also consist of: (i) contributions made by the Company under our 401(k) plan; and (ii) car allowances. For Ms. Koons, amounts in this column also include a housing allowance of $24,000 that the Company pays as part of a relocation arrangement agreed to upon her hiring.

Incentive Plans

Restated 2000 Stock Option and Grant Plan.  In connection with the recapitalization on August 10, 2007, our Restated 2000 Stock Option and Grant Plan and all outstanding awards thereunder were terminated. There are no other equity incentive plans outstanding.

Annual Management/ Employee Bonus Plan.  We provide our managers and employees an opportunity to earn cash bonuses pursuant to an incentive bonus plan in effect for each fiscal year known as the “Annual Management/ Employee Bonus Plan” (the “Bonus Plan”). Compensation payouts to participants under the Bonus Plan are based on a participant’s achievement of defined objectives and such participant’s applicable Bonus Percentage (as defined below). Qualification to receive a payout under the Bonus Plan for each employee considered an executive or manager, will generally be based 60% on the achievement of certain pre-defined business profit and cash flow goals, and 40% on the completion of pre-defined, non-quantitative business improvement projects and initiatives. The pre-defined business profit and cash flow goals, and the pre-defined projects and initiatives, are recommended by our senior management and approved by the Board of Directors.

The amount of a participant’s payout under the Bonus Plan is determined as a percentage of the participant’s annual base compensation (“Bonus Percentage”). Bonus Percentages for executives and managers range from approximately 15% to approximately 50%, based on achieving the stated objectives of the Bonus Plan. The amount of a participant’s payout under the Bonus Plan is subject to proportional adjustment in the event actual results are at least 85% of the stated objectives, and in the event actual results exceed the stated objectives (with a maximum payout of 1.5 times an employee’s Bonus Percentage). A participant will not receive a payout if such participant does not achieve at least 85% of the stated objectives.

The operation of the Bonus Plan with respect to our named executive officers is described above in “Compensation Discussion and Analysis — Impact of Performance on Compensation.”

2007 Expense Savings Incentive Plan.  For our fiscal year 2007, the Board of Directors adopted an Expense Savings Incentive Plan, which is a special incentive plan designed to promote the identification of business improvements that translate into cost savings across our businesses. Under the terms of the plan, management and employees credited with identifying and implementing business improvements leading to future cost savings can be awarded a cash bonus equal to 20% of the annualized cost savings resulting from the implemented improvements. For 2007, Ms. Linsky received $35,984 under this plan and Mr. Kurtz received $43,718.

The following table sets forth certain information with respect to incentive plan awards granted during or for the fiscal year ended December 31, 2007 to each of our named executive officers.

Grants of Plan-Based Awards

								All
								Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise	Grant
								Number of	Number of	or Base	Date
					Estimated Future Payouts Under			Shares	Securities	Price of	Fair
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)			of Stock	Underlying	Option	Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Price

Peter J. Quandt		$—	$—	$—	—	—	—	—	—	—	—
Paul J. Crecca		$94,908	$189,816	$284,724	—	—	—	—	—	—	—
Linda Koons		$67,590	$135,181	$202,771	—		—	—			—
Kevin M. McAliley		$69,388	$138,777	$208,165	—		—	—			—
Mark Kurtz		$38,474	$76,948	$115,422	—		—	—			—
Melissa Linsky		$37,942	$75,884	$113,826

(1)	These amounts reflect the Threshold, Target and Maximum bonuses payable to our named executive officers under awards granted pursuant to our 2007 Annual Management/Employee Bonus Plan. All such awards have been paid, and the actual amounts paid are set forth in the Summary Compensation Table above. As discussed above, Paul J. Crecca received the minimum bonus payments under his new employment agreements and were not paid pursuant to his non-equity incentive plan awards.

The following table includes certain information with respect to outstanding equity awards held by the named executive officers as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	or
			Equity					Number of	Payout
			Incentive				Market	Unearned	Value of
			Plan			Number of	Value of	Shares,	Unearned
			Awards:			Shares or	Shares or	Units or	Shares,
	Number of	Number of	Number of			Units of	Units of	Other	Units or
	Securities	Securities	Securities			Stock	Stock	Rights	Other
	Underlying	Underlying	Underlying	Option		That	That	That	Rights
	Unexercised	Unexercised	Unexercised	Exercise	Option	Have	Have Not	Have	That
	Options (#)	Options (#)	Unearned	Price	Expiration	Not	Vested	Not	Have
Name	Exercisable	Unexercisable	Options (#)	($)	Date	Vested (#)	($)	Vested (#)	Not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Paul J. Crecca(1)						75,000	$462,000

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
(a)	(b)	(c)	(d)	(e)

Peter J. Quandt(1)(2)			225,000	$1,386,000

(1)	In connection with the recapitalization on August 10, 2007, Messrs. Quandt and Crecca received restricted stock awards in the amount shown. Each of these awards was subject to forfeiture and vested in one-third increments on August 9th of each of 2008, 2009 and 2010. The fair value of each share of restricted stock awarded during the year ended December 31, 2007 was $6.16 per share of common stock based upon a valuation received by a third party and after due consideration of all other relevant factors and reasonably available information. Messrs. Quandt and Crecca each paid $0.001 for each share of restricted stock.

(2)	Mr. Quandt’s entire award vested on August 24, 2007 pursuant to his separation agreement. See “Amounts Payable per Release and Separation Agreement with Peter J. Quandt.”

Option Exercises and Option Grants

During the year ended December 31, 2007, no named executive officer exercised any outstanding stock options or became vested with respect to any stock option grant. The Restated 2000 Stock Option and Grant Plan and all outstanding awards thereunder were terminated as of August 10, 2007.

Post-Employment Compensation

Pension Benefits/401(k) Plan.  We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan. In any plan year, we will contribute to each participant a matching contribution equal to 50% of the first 6% of the participant’s compensation that has been contributed to the plan, up to a maximum matching contribution of $6,750. All our executive officers participated in our 401(k) plan during fiscal 2007 and received matching contributions.

Nonqualified Deferred Compensation.  We do not provide any nonqualified defined contribution or other deferred compensation plans.

Other Post-Employment Payments.  Other than Mr. Crecca, all of our employees, including our executive officers, are employees-at-will and as such do not have employment contracts with us. Each of Messrs. McAliley and Kurtz and Ms. Koons and Ms. Linsky have a written agreement under which he or she will receive continuing salary payments for a stated period of time following termination of employment, unless such termination constitutes termination for cause. Under these agreements, each of Ms. Koons and Mr. McAliley would continue to receive their then-current base salary for a period of 12 months following termination of employment, and Mr. Kurtz and Ms., Linsky would each receive such salary continuation for a period of six months following termination of employment. In July of 2007 we adopted an enhanced severance plan that provides additional severance coverage to participating employees if such employee’s employment with us or the employee’s business unit is terminated involuntarily without cause or voluntarily for “good reason” (as defined in the plan) during the one year period following the sale of the Company or the applicable business unit. Taking into effect the application of this enhanced severance plan in addition to the severance benefits described above, Ms. Koons and Mr. McAliley would receive salary continuation for an aggregate of 18 months and Ms. Linsky and Mr. Kurtz for 12 months. Although the Company is not obligated pursuant to these agreements to provide any continuation of benefits, the Company has followed a policy over the years of reimbursing terminated employees who receive salary continuation for the cost of COBRA payments made by them during the applicable salary continuation period. The Company expects that this policy would be applied in the event of the termination of any of Messrs. McAlilely or Kurtz or Ms. Koons or Ms. Linsky. Mr. Crecca, under the terms of his employment agreement, would receive, among other things, cash payments equal to the annual cost of medical plan benefits under COBRA or similar plan.

The tables below reflect the amount of compensation to be paid to each of the named executive officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon voluntary termination, involuntary not-for-cause termination, termination for good reason and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. With respect to Mr. Crecca, the amounts shown below also assume that his employment and noncompetition agreements, which were entered into on January 31, 2007, and whose employment agreement was amended on December 11, 2007, were in effect at December 31, 2007. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Potential Payments Upon Termination or Change of Control

Paul J. Crecca.  The following table shows the amounts payable upon termination of employment to Mr. Paul J. Crecca, our Chief Executive Officer and President:

					Involuntary Not for	Involuntary for
	Voluntary	Permanent		Termination for	Cause	Good Reason
Executive Benefit	Termination	Disability	Death	Cause	Termination(1)	Termination(1)

Accrued vacation	$36,250	$36,250	$36,250	$36,250	$36,250	$36,250
Cash bonus through date of termination	$217,500	$217,500	$217,500	$217,500	$217,500	$217,500
Cash severance	—	—	—	—	$870,000	$870,000
Noncompetition payments	—	$300,000	$300,000	—	$300,000	$300,000

Total	$253,750	$553,750	$553,750	$253,750	$1,423,750	$1,423,750

(1)	Under the terms of his employment agreement, upon an involuntary not for cause termination or an involuntary for good reason termination, Mr. Crecca, in addition to the other stated amounts, is entitled to receive cash severance equal to two (2) times the sum of (i) his base salary (calculated at the salary level in effect at the time of termination), plus (ii) an amount equal to the higher of the current year bonus that would be payable at the target level, or the actual bonus paid or payable for performance in the year prior to the year of termination, plus (iii) an amount equal to the annual cost of medical plan benefits under COBRA or similar plan. For purposes of this calculation, it is assumed that Mr. Crecca’s bonus for purposes of calculating the cash severance is equal to the minimum bonus required under his employment agreement of 50.0% of his base salary.

Other Named Executive Officers.  The following table shows the amounts payable upon involuntary, not for cause termination of employment to Ms. Linda Koons, our Executive Vice President and Publisher, Mr. Kevin M. McAliley, our Executive Vice President and the President of Triumph Learning, Mr. Mark Kurtz, our Senior Vice President and Chief Financial Officer and Melissa Linsky, our Senior Vice President — Finance & Planning:

		Cost of COBRA Reimbursement
Name	Salary Continuation	During Salary Continuation Period	Total

Kevin M. McAliley	$31,667 per month for 18 months	$351 per month for 18 months	$576,324
Linda Koons	$25,833 per month for 18 months	$1,012 per month for 18 months	$483,210
Mark Kurtz	$20,833 per month for 12 months	$1,012 per month for 12 months	$262,140
Melissa Linsky	$20,833 per month for 12 months	$351 per month for 12 months	$254,208

Amounts Payable per Release and Separation Agreement with Peter J. Quandt

Peter J. Quandt.  Per the terms of the release and separation agreement between the Company and Mr. Quandt, our former Chairman of the Board, Chief Executive Officer and President, on August 24, 2007, the date of Mr. Quandt’s separation from the Company, and the previously executed non-competition agreement between Mr. Quandt and the Company, the following amounts were paid and payable under such agreement:

•	a lump sum payment of $2,568,479; and

•	monthly payments of $62,500 (for the twenty (20) months following the separation).

Mr. Quandt’s 225,000 shares of common stock of the Company, purchased pursuant to a Management Stock Purchase Agreement dated as of August 10, 2007, were deemed to be fully vested.

Transaction Bonus Plan

On October 10, 2007, upon recommendation of the Compensation Committee, our Board adopted the Haights Cross Communications, Inc. Transaction Bonus Plan (the “Plan”) effective as of October 1, 2007. Under the Plan, selected employees of the Company (each, a “Participant”), including all of our named executive officers, are eligible to receive a transaction incentive bonus (the “Bonus”) if (i) we announce that we are selling the Participant’s respective business unit; (ii) a certain minimum sales proceeds from the closing of the sale of the Participant’s business unit is achieved or exceeded; and (iii) the Participant remains continuously employed by the Company from the date he or she becomes a Participant in the Plan through the relevant payment dates. Once the minimum sales proceeds are achieved, the Participant’s Bonus may increase up to the maximum Bonus if the maximum sales proceeds for such business unit is achieved. One-half of the Participant’s Bonus will be paid on the 30th day following the closing of the sale transaction of the Participant’s business unit and the remainder will be paid on the one (1) year anniversary of the closing date. The Transaction Bonus Plan expires December 31, 2008.

For each named executive officer who is also a Participant in the Plan, if their respective business unit sales proceeds exceed the designated thresholds, then the minimum and maximum Bonus range is as follows:

Name	Minimum	Maximum

Paul J. Crecca, President and Chief Executive Officer	$218,000	$3,045,000
Kevin M. McAliley, Executive Vice President and President of Triumph Learning Group	$190,000	$2,010,000
Linda Koons, Executive Vice President and Publisher	$77,500	$310,000
Mark Kurtz, Senior Vice President and Chief Financial Officer	$71,775	$217,500
Melissa L. Linsky, Treasurer, and Senior Vice President — Finance & Planning	$72,006	$218,200

DIRECTOR COMPENSATION

The following table sets forth the compensation for fiscal year ended December 31, 2007 for our directors (or on behalf of their services) who were serving as such as of December 31, 2007.

	Fees Earned			Non- Equity	All Other
	or Paid	Stock	Option	Incentive Plan	Compensation
Name(1)	in Cash	Awards ($)	Awards ($)	Compensation ($)	($)	Total

Eugene Davis, Chairman(3)	$109,624	$29,101				$138,725
T.J. Vigliotta(2)(3)	$32,904	$19,401				$52,305
Curry Ford(2)(3)	$48,104	$19,401				$67,505
John McKenna(3)	$63,495	$16,666				$80,161
Paul J. Crecca(1)	—	—	—	—	—	—

(1)	Paul Crecca served as a member of the Board from January 1, 2007 — August 10, 2007 and joined the Board again on August 24, 2007. Mr. Crecca received no compensation for serving as a director. Mr. Crecca’s 2007 compensation is reflected in the Summary Compensation table above.

(2)	Fees shown on the table as payable to Mr. Ford were in fact made to Glenview Capital Management, LLC, for which Mr. Ford serves as Managing Director. Payments shown as payable to Mr. Vigliotta were made to Monarch Alternative Capital LP, for whom Mr. Vigliotta serves as a Principal.

(3)	Each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock, with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest on February 10, 2008, except for Mr. McKenna’s grant which had a vesting date of February 21, 2008. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. In January 2008, prior to the vesting of his restricted stock, Mr. Curry elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of

8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital Management, LLC and February 21, 2008 for the issuance to Mr. McKenna.

Cash Compensation.  As of August 21, 2007, each non-employee director was entitled to receive the following cash compensation:

•	Annual Payments.

•	An annual retainer for members of the Board of $30,000, payable $7,500 per quarter.

•	An annual retainer for the Chairman of the Board of $105,000 (effective August 24, 2007).

•	$5,000 annual retainer for each committee on which such non-employee director served ($10,000 if such non-employee director served as the Chairman of such committee).

•	Board and Committee Meeting Fees.

•	$3,000 for each meeting of the Board or Committee at which the non-employee director was physically present.

•	$1,500 for each meeting of the Board or Committee at which the non-employee director participated by telephone.

Equity Compensation.  In addition to cash compensation, non-employee directors are eligible to receive equity compensation in the form of restricted stock. We issued restricted stock as indicated under “Stock Awards” in the preceding table.

Compensation Committee Interlocks and Insider Participation.  The current members of the Compensation Committee are Messrs. McKenna, Vigliotta and Ford. No current member of the Compensation Committee is or has ever been an executive officer or employee of our company (or any of its subsidiaries). Prior to the formation of our compensation committee on August 21, 2007, the full Board of Directors participated in the deliberations concerning executive officer compensation. Such Board members included Messrs. Quandt and Crecca, both of whom also served as our executive officers. Neither Mr. Quandt nor Mr. Crecca participated in the decisions to approve their own compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our capital stock as of March 11, 2008, by:

•	each person known by us to be the beneficial owner of more than 5.0% of such stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and named executive officers as a group.

Unless otherwise noted, to our knowledge, each person has sole voting and investment power over the shares of stock shown as beneficially owned, except to the extent authority is shared by spouses under applicable law and except as set forth in the footnotes to the table. The address of Media/Communications Partners III Limited Partnership and its affiliates is One Liberty Square, Boston, Massachusetts 02109. The address of New York Life Investment Management LLC is 51 Madison Avenue, 2nd Floor, New York, New York 10010. The address of Glenview Capital Management, LLC is 767 Fifth Avenue, 44th Floor, New York, New York 10153. The address of Deephaven Distressed Opportunities Trading Ltd. is 130 Cheshire Lane, Suite 102, Minnetonka, MN 55305. The address of Monarch Alternative Capital LP is 375 Park Avenue, 14th Floor, New York, New York 10152. The address of MacKay Shields LLC is 9 West 57th Street, 33rd Floor, New York, New York 10019. The address of Peter J. Quandt is 77 Haights Cross Road, Chappaqua, NY 10514.

The number and percentage of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of March 11, 2008 through the exercise of any warrant, stock option or other right.

As of March 11, 2008, a total of 9,958,112 shares of common stock were outstanding and 70,301 shares of common stock were subject to warrants exercisable within 60 days thereafter. The number of shares of voting capital stock outstanding used in calculating the voting percentage for each listed person includes the shares of common stock and common stock underlying the warrants beneficially owned by such person that are exercisable within 60 days as of March 11, 2008, but excludes shares of common stock underlying warrants beneficially owned by any other person.

	Shares Beneficially Owned
			Total
			Voting
Name of Beneficial Owner	Common Stock		Percent

MacKay Shields LLC	2,376,447	(1)(2)	23.8%
Monarch Alternative Capital LP	2,130,316	(1)(3)	21.4%
Glenview Capital Management, LLC	1,418,033	(1)(4)	14.2%
Media/Communications Partners III Limited Partnership and affiliates	1,179,135	(1)(5)	11.8%
Deephaven Distressed Opportunities Trading Ltd.	606,170	(1)(6)	6.1%
New York Life Investment Management LLC	865,938	(7)	8.7%
Peter J. Quandt	303,736	(1)(8)	3.1%
Paul J. Crecca	75,000		*
Eugene I. Davis	12,175		*
John A. McKenna. Jr.	8,117		*
Curry Ford	0		0
TJ Vigliotta	0		0
Linda Koons	0		0
Kevin M. McAliley	0		0
Mark W. Kurtz	0		0
Melissa Linsky	0		0
All directors and named executive officers as a group (9 persons)	95,292		1%

(1)	These beneficial holders are parties to a Shareholders Agreement (“Shareholders Agreement”) whereby the only voting provisions contained in such agreement require the parties thereto to vote for the director nominees of certain of the parties. Under the rules promulgated by the SEC, each party to the Shareholders Agreement may be deemed to beneficially own the shares beneficially owned by all parties to the Shareholders Agreement. As of March 11, 2008, the parties to the Shareholders Agreement collectively owned an aggregate of 8,013,837 shares (or 80.1%) of our outstanding Common Stock.

(2)	MacKay Shields LLC (“MacKay Shields”), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of shares of its clients as a result of acting as investment adviser to these clients with sole power to vote or dispose of the stock. The total represents 2,357,482 shares of common stock and warrants to purchase 18,965 shares of common stock held by clients for whom MacKay Shields serves as investment advisor.

MacKay Shields disclaims beneficial ownership for any shares which may be deemed beneficially owned by it, including without limitation the stock and warrants held by other parties to the Shareholders Agreement, for purposes of this disclosure except to the extent of its pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.

(3)	Monarch Alternative Capital LP is the investment advisor to the other three Monarch entities named herein and may be deemed to be the beneficial owner of the stock and warrants held by those funds. Michael Weinstock, Andrew Herenstein, Christopher Santana and Josiah Rotenberg are Managing Principals of Monarch Alternative Capital LP and may be deemed to be the beneficial owner of the stock and warrants held by the Monarch entities named herein. The total includes 1,559,746 shares of common stock and warrants to purchase 7,878 shares of common stock held by Monarch Debt Recovery Master Fund Ltd; 214,470 shares of common stock and warrants to purchase 890 shares of common stock held by Monarch Income Master Fund Ltd; and 346,442 shares of common stock and warrants to purchase 890 shares of common stock held by Monarch Opportunities Master Fund Ltd.

The entities and individuals listed above disclaim beneficial ownership for any shares which may be deemed beneficially owned by them, including without limitation the stock and warrants held by other parties to the Shareholders Agreement, for purposes of this disclosure except to the extent of their pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.

(4)	Larry Robbins is the Chief Executive Officer and Senior Managing Member of Glenview Capital Management, LLC, the Investment Manager of each of Glenview Capital Partners, L.P., Glenview Institutional Partners, L.P. and Glenview Capital Master Fund, Ltd. As such, he and Glenview Capital Management, LLC may be deemed to exercise shared voting and investment control over the stock and warrants held by the entities listed above. The total includes 431,721 shares of common stock and warrants to purchase 3,431 shares of common stock held by Glenview Institutional Partners, L.P; 175,606 shares of common stock and warrants to purchase 1,398 shares of common stock held by Glenview Capital Partners, L.P; 791,311 shares of common stock and warrants to purchase 6,449 shares of common stock held by Glenview Capital Master Fund, Ltd.; and 8,117 shares of common stock held by Glenview Capital Management, LLC.

The entities and individual listed above disclaim beneficial ownership for any shares which may be deemed beneficially owned by them, including without limitation the stock and warrants held by other parties to the Shareholders Agreement, for purposes of this disclosure except to the extent of their pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.

(5)	The total includes 1,120,170 shares of common stock beneficially owned by Media/Communications Partners III Limited Partnership and 58,965 shares of common stock beneficially owned by M/C Investors L.L.C. Christopher S. Gaffney is a Manager and holds an ownership interest in these entities and may be deemed to be the beneficial owner of the stock and warrants held by the entities named herein. The two entities listed herein are affiliated investment entities whose sole general partners or managing members share individual general partners and thus each entity may be deemed to beneficially own the stock held by the other entity.

The entities listed above and Mr. Gaffney disclaim beneficial ownership for any shares which may be deemed beneficially owned by them, including without limitation the stock and warrants held by other parties to the Shareholders Agreement, for purposes of this disclosure except to the extent of their pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.

(6)	The total includes 601,310 shares of common stock and warrants to purchase 4,860 shares of common stock beneficially owned by Deephaven Distressed Opportunities Trading Ltd.

The entity listed above disclaims beneficial ownership for any shares which may be deemed beneficially owned by it, including without limitation the stock and warrants held by other parties to the Shareholders Agreement, for purposes of this disclosure except to the extent of its pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.

(7)	This total includes 777,405 shares of common stock and warrants to purchase 6,258 shares of common stock beneficially owned by New York Life Investment Management LLC (“New York Life”) and 81,608 shares of common stock and warrants to purchase 667 shares of common stock held by third party clients of New York Life. New York Life serves as investment manager for those third party clients and has voting and investment power related to such stock and warrants. New York Life may be deemed to beneficially own the stock and warrants held by those third parties.

New York Life disclaims beneficial ownership for any shares which it may be deemed to beneficially own for purposes of this disclosure except to the extent of its pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.

(8)	The total includes 303,736 shares of common stock beneficially owned by Mr. Quandt.

Mr. Quandt disclaims beneficial ownership for any shares which he may be deemed to beneficially own, including without limitation the stock and warrants held by other parties to the Shareholders Agreement, for purposes of this disclosure except to the extent of his pecuniary interest therein, if any, and the reporting herein of such securities shall not be construed as an admission of beneficial ownership thereof for any other purpose.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Those individuals who served on our Board of Directors during 2007 are as follows: Mr. Quandt (January 1st to August 24th), Mr. Stephen Gormley (January 1st to August 10th); ); Mr. Gaffney (January 1st — September 17th); Mr. Crecca (January 1st — August 10th; September 21st — current); Mr. Philip L. Maslowe (August 10th — August 16th); Mr. Davis (January 1st — current); Mr. Curry and Vigliotta (August 10th — current); and Mr. McKenna (August 21st — current).

Because we do not have listed securities, we are not subject to exchange listing requirements requiring us to have a majority independent board or to exchange and/or SEC rules relating to the formation and functioning of board committees, including audit, nominating and compensation committees.

If we were listed on an exchange, such as the Nasdaq Global Market, prior to the recapitalization on August 10, 2008, Media/Communications Partners III Limited Partnership and its affiliates owned more than 70% of the voting power of our voting capital stock. Therefore, we would qualify for the exemption from Nasdaq’s board and compensation and nominating committee independence requirements available to controlled companies (which, for Nasdaq’s purposes, means companies of which more than 50% of the voting power is held by an individual, a group or another company) and would not be required to have a majority independent board or independent compensation or nominating committees. Similarly, the existence of the Shareholders Agreement after the recapitalization results in a common ownership for voting purposes of more than 50% of the voting power. Therefore, we would continue to qualify for the exemption from Nasdaq’s board and compensation and nominating committee independence requirements available to controlled companies. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a description of the Shareholders Agreement.

Even as a controlled company, however, we would remain subject to Nasdaq’s audit committee independence requirements. Under this requirement, if we were listed on the Nasdaq Global Market, we would be required to have an audit committee of at least three members, each of whom meets the requirements set forth in Nasdaq Marketplace Rule 4350(d)(2). Mr. Eugene I. Davis was the only member of our Board of Directors who would have satisfied the Nasdaq audit committee independence requirements prior to the recapitalization. Since the formation of the respective committees on August 21, 2008, Messrs. Davis, McKenna and Ford have served on the audit committee and Messrs. McKenna, Ford and Vigliotta have served on the compensation committee. Messrs. Davis and McKenna would satisfy the Nasdaq audit committee independence requirements.

As discussed above, we have adopted an Ethics Code. The Board of Directors is responsible for administering the Ethics Code. The Board of Directors has delegated day-to-day responsibility for administering and interpreting the Ethics Code to Paul J. Crecca, our President and Chief Executive Officer. Under the Ethics Code, activities engaged in by directors, officers, and employees that present actual or potential conflicts of interest must be reported to the compliance officer. Such conflicts of interest can arise, for example, when a director, officer or employee takes an action or has an outside interest, responsibility or obligation that may make it difficult for him or her to perform the responsibilities of his or her position objectively and/or effectively in the Company’s best interests. Conflicts of interest may also occur when a director, officer or employee or his or her immediate family member receives some personal benefit (whether improper or not) as a result of the director’s, officer’s or employee’s position with the Company. Our management, under the supervision of the compliance officer, is responsible for taking reasonable steps from time to time to (i) monitor and audit compliance with the Ethics Code, including the establishment of monitoring and auditing systems that are reasonably designed to investigate and detect conduct in violation of the Ethics Code, and (ii) when appropriate, impose and enforce appropriate disciplinary measures for violations of the Ethics Code. Disciplinary measures for violations of the Ethics Code may include, but are not limited to, counseling, oral or written reprimands, warnings, probation or suspension with or without pay, demotions, reductions in salary, termination of employment or service and restitution. The compliance officer periodically reports to the Board of Directors on these compliance efforts including, without limitation, periodic reporting of alleged violations of the Ethics Code and the actions taken with respect to any such violation. No waiver of any provisions of the Ethics Code for the benefit of a director or an executive officer (including, without limitation, our principal executive, financial and accounting officers) will be effective unless (i) such waiver is approved by the Board of Directors, and (ii) if applicable, such waiver is promptly disclosed to our investors in accordance with applicable United States securities laws and/or the rules and regulations of the exchange or system on which the Company’s shares are traded or quoted, as the case may be.

Certain of our shareholders have entered into a shareholders agreement with the Company. See “Directors, Executive Officers and Corporate Governance — Nomination and Election of Directors.”

Monarch Alternative Capital LP (“Monarch Capital”), Deephaven Distressed Opportunities Trading Ltd. and New York Life Investment Management LLC each may be deemed to beneficially own more than 5% of our outstanding stock. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Each of these entities or their affiliates also own positions in one or more of our Term Loans, Senior Notes or Senior Discount Notes. In 2007, these entities received their pro rata portion of any interest or consent fees we paid related to our debt. Mr. Vigliotta, a director, is a Principal at Monarch Capital and has served as a member of our Board of Directors since August 2007. Monarch Capital acquired its debt positions prior to Mr. Vigliotta’s appointment to our Board.

Our audit committee is responsible under its authorizing resolutions for reviewing and approving related-party transactions for potential conflict of interest situations unless such duty has been delegated to another committee of the board of directors. Prior to the formation of our audit committee on August 21, 2007, our full board of directors performed this function. The transactions described in the paragraph above did not require such review or approval.

Item 14.	Principal Accountant Fees and Services.

The Board of Directors has appointed Ernst & Young LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2007.

Audit Fees.  Fees for audit services totaled $1.3 million in 2007 and $1.3 million in 2006, including fees associated with the annual audit, the review of our quarterly reports on Form 10-Q, comfort letters, consents, assistance with and review of documents to be filed with the SEC.

Audit-Related Fees.  Fees for audit-related services totaled $0.0 million in 2007 and $0.0 million in 2006. Audit related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

Tax Fees.  Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2007 and 2006.

All Other Fees.  Fees for all other services not included above totaled approximately $2,000 in 2007 and 2006.

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

3. Exhibits.  Haights Cross Communications, Inc. has filed the following Exhibits as part of this Report.

EXHIBIT INDEX

Exhibit
No.		Exhibit Description

2.1		Asset Purchase Agreement, dated as of March 6, 2004, by and among Haights Cross Communications, Inc., Buckle Down Publishing Company and the other parties named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 20, 2004
2.2		Asset Purchase Agreement, dated as of November 11, 2004, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, Options Publishing, LLC, Options Publishing, Inc., and certain stockholders of Options Publishing, Inc. named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004
2.3		Purchase and Sale Agreement, dated as of November 11, 2004, by and between Options Publishing, LLC and Merrimack M&R Realty LLC, incorporated by reference to Exhibit 2.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004
3.1		Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
3	.1(a)	Certificate of Amendment dated August 10, 2007 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 16, 2007
3	.1(b)	Certificate of Amendment dated June 28, 2007 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1(a) of Haights Cross Communications, Inc.’s Quarterly Report on Form 10-Q filed November 14, 2007
3	.1(c)	Certificate of Amendment dated January 29, 2008 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed January 31, 2008
3	.1(d)	Certificate of Elimination of Shares of Haights Cross Communications, Inc. Designated as Series C Preferred Stock dated January 30, 2008, incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed January 31, 2008
3.2		Bylaws of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3	.2(a)	Amendment to the Bylaws of Haights Cross Communications, Inc. dated August 10, 2007, incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 16, 2007
3	.2(b)	Amendment to the Bylaws of Haights Cross Communications, Inc. dated September 21, 2007, incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 27, 2007
3.3		Certificate of Incorporation of Haights Cross Operating Company, incorporated by reference to Exhibit 3.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.4		Bylaws of Haights Cross Operating Company, incorporated by reference to Exhibit 3.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.5		Certificate of Formation of Triumph Learning, LLC, incorporated by reference to Exhibit 3.7 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.6		Amended and Restated Limited Liability Company Agreement of Triumph Learning, LLC, incorporated by reference to Exhibit 3.8 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.		Exhibit Description

3.7		Certificate of Formation of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.8		Amended and Restated Limited Liability Company Agreement of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.9		Certificate of Formation of Recorded Books, LLC, incorporated by reference to Exhibit 3.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.10		Amended and Restated Limited Liability Company Agreement of Recorded Books, LLC, incorporated by reference to Exhibit 3.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.11		Certificate of Formation of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.13 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.12		Amended and Restated Limited Liability Company Agreement of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.14 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.13		Articles of Association of W F Howes Limited, incorporated by reference to Exhibit 3.17 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.14		Memorandum of Association of W F Howes Limited, incorporated by reference to Exhibit 3.18 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
4.1		Indenture, dated as of August 20, 2003, by and between Haights Cross Operating Company and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
4.2		Form of Haights Cross Operating Company 11 3/4% Senior Note due 2011, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
4.3		Indenture, dated as of February 2, 2004, by and between Haights Cross Communications, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.4 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
4.4		Form of Haights Cross Communications, Inc. 12 1/2% Senior Discount Note due 2011, incorporated by reference to Exhibit 4.5 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
4.5		Supplemental Indenture, dated as of December 10, 2004, by and among Options Publishing, LLC, Haights Cross Operating Company, the guarantors signatory thereto, and Wells Fargo Bank, N.A., as trustee, supplementing the Indenture, dated as of August 20, 2003, among Haights Cross Operating Company, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004
4	.6*	Form of Warrant for the Purchase of Shares of Common Stock of Haights Cross Communications, Inc.
10.1		Lease Agreement, dated as of January 15, 2003, by and between Sundance Publishing, LLC and LIT Industrial Limited Partnership, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.		Exhibit Description

10.2		Investors Registration Rights Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company and the Holders (as defined therein), incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10	.3+	Haights Cross Communications, Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 10.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.4		Term Loan Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.5		Term Loan Agreement, dated as of December 10, 2004, by and among Haights Cross Operating Company, Bear Stearns & Co. Inc., as lead arranger, Bear Stearns Corporate Lending Inc., as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 1.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004
10	.6+	Description of the Haights Cross Communications, Inc. Annual Management/ Employee Bonus Plan for fiscal year 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 6, 2007
10	.7+	Description of the Haights Cross Communications, Inc. Annual Management/ Employee Bonus Plan for fiscal year 2008, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 11, 2008
10	.8+	Description of the Haights Cross Communications, Inc. 2006 Expense Savings Incentive Plan, incorporated by reference to Exhibit 99.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 6, 2007
10	.9+	Employment Agreement, dated January 31, 2007, by and between Haights Cross Communications, Inc. and Paul J. Crecca, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10	.10+	Amendment dated December 11, 2007 to the Employment Agreement between Haights Cross Communications, Inc. and Paul J. Crecca, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 11, 2007
10	.11+	Noncompetition Agreement, dated January 31, 2007, by and between Haights Cross Communications, Inc. and Paul J. Crecca, incorporated by reference to Exhibit 10.4 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10.12		Recapitalization Agreement, dated June 29, 2007 by and among Haights Cross Communications, Inc. and the Investors named therein, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed July 6, 2007
10.13		Shareholders’ Agreement by and among Haights Cross Communications, Inc. and the Investors named therein dated August 10, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 16, 2007
10.14		Amendment dated January 29, 2008 to Shareholders Agreement dated August 10, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed January 31, 2008
10.15		Indemnification Agreement by and between Haights Cross Communications, Inc. and Eugene Davis dated August 10, 2007, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 16, 2007

Exhibit
No.		Exhibit Description

10.16		Indemnification Agreement by and between Haights Cross Communications, Inc. and T.J. Vigliotta dated August 10, 2007, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 16, 2007
10.17		Indemnification Agreement by and between Haights Cross Communications, Inc. and Curry Ford dated August 10, 2007, incorporated by reference to Exhibit 10.4 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 16, 2007
10.18		Indemnification Agreement by and between Haights Cross Communications, Inc. and John A. McKenna, Jr., dated August 21, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 22, 2007
10.19		Release and Settlement Agreement by and among Haights Cross Communications, Inc. and the other parties named therein dated August 10, 2007, incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 16, 2007
10	.20+	Separation and Release Agreement dated August 24, 2007 by and between Peter J. Quandt and Haights Cross Communications, Inc., incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 27, 2007
10	.21+	Noncompetition Agreement, dated January 31, 2007, by and between the Company and Peter J. Quandt, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10.22		Indemnification Agreement by and between Haights Cross Communications, Inc. and Paul J. Crecca dated September 21, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed September 27, 2007
10	.23+	Haights Cross Communications, Inc. Transaction Bonus Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed October 15, 2007
12	.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
14.1		Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004
21	.1*	Subsidiaries of Haights Cross Communications, Inc. and Subsidiaries of Haights Cross Operating Company
24	.1*	Power of Attorney (Included in signature page)
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz
32	**

+	Indicates a management contract or any compensatory plan, contract or arrangement

*	Filed herewith

**	Haights Cross Communications, Inc. is not an “issuer,” as the term is defined by Section 2(a)(7) of the Sarbanes-Oxley Act of 2002 (the “Act”), because it does not have a class of securities registered under Section 12 of the Securities Act and it is not required to file reports under Section 15(d) of the Exchange Act. Accordingly, Haights Cross Communications, Inc. is not required to file the certifications that are otherwise required by 18 U.S.C. Section 1350, which were adopted as Section 906 of the Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

By:	/s/ PAUL J. CRECCA
Paul J. Crecca
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 31, 2008

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Paul J. Crecca and Mark Kurtz, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10-K, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ PAUL J. CRECCA Paul J. Crecca	Chief Executive Officer and President	March 31, 2008

/s/ MARK KURTZ Mark Kurtz	Senior Vice President and Chief Financial Officer	March 31, 2008

/s/ EUGENE I. DAVIS Eugene I. Davis	Chairman, Director	March 31, 2008

/s/ CURRY E. FORD Curry E. Ford	Director	March 31, 2008

/s/ JOHN MCKENNA John McKenna	Director	March 31, 2008

/s/ T.J. VIGLIOTTA T.J. Vigliotta	Director	March 31, 2008

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