Form 10-Q
period 2008-03-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2008-05-15
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 333-109381
Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4087398
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

10 New King Street
White Plains, NY	10604
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 9,958,112 shares of Common Stock, par value $0.0003 per share, outstanding as of May 15, 2008.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report for the
Quarter Ended March 31, 2008

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenue	$51,830	$52,933
Costs and expenses:
Cost of goods sold	14,290	14,426
Marketing and sales	14,519	14,923
Fulfillment and distribution	4,962	4,687
General and administrative	8,025	7,009
Restructuring charges	862	19
Amortization of pre-publication costs	4,918	4,406
Depreciation expense and amortization of intangibles	1,536	1,414

Total costs and expenses	49,112	46,884

Income from operations	2,718	6,049
Other (income) expenses:
Interest expense	11,307	17,279
Interest income	(695)	(868)
Amortization deferred financing costs	759	913
Other expense (income)	(6)	(7)

Total other expenses	11,365	17,317

Loss before income taxes and discontinued operations	(8,647)	(11,268)
Provision for income taxes	(1,205)	(1,334)

Loss before discontinued operations	(9,852)	(12,602)
Discontinued operations:
Loss on disposal of discontinued operations	(40)	(41)

Net loss	(9,892)	(12,643)
Preferred stock dividends and accretion	—	(871)

Net loss available to common stockholders	$(9,892)	$(13,514)

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008 (Unaudited)	2007 (Audited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,039	$61,784
Accounts receivable, net	27,085	26,504
Inventory, net	20,216	19,573
Direct response advertising costs — current portion, net	4,257	3,965
Prepaid royalties	6,170	6,342
Prepaid expenses and other current assets	2,434	2,994

Total current assets	108,201	121,162
Pre-publication costs, net	40,980	40,620
Direct response advertising costs, net	8,899	8,232
Property and equipment, net	10,312	10,638
Goodwill	135,566	135,566
Intangible assets, net	20,913	21,565
Deferred financing costs, net	5,740	6,499
Other assets	438	490

Total assets	$331,049	$344,772

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$30,692	$33,607
Accrued interest	3,731	8,948
Deferred subscription revenue	15,480	15,275
Current portion of long term debt	124,525	124,850

Total current liabilities	174,428	182,680
Long term liabilities:
11 3/4% senior notes	171,552	171,670
12 1/2% senior discount notes	122,009	118,362
Deferred tax liability	19,460	18,474
Other long term liabilities	200	415

Total long term liabilities	313,221	308,921
Commitments (Note 13)

Stockholders’ deficit:
Common stock, $.0003 par value, 30,000,000 shares authorized, 9,958,112 shares issued and outstanding at March 31, 2008 and 9,966,229 shares issued and outstanding at December 31, 2007	3	3
Accumulated other comprehensive income	748	755
Accumulated deficit	(157,351)	(147,587)

Total stockholders’ deficit	(156,600)	(146,829)

Total liabilities and stockholders’ deficit	$331,049	$344,772

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Operating activities from Continuing Operations

Net loss from continuing operations	$(9,852)	$(12,602)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash interest expense	3,646	9,177
Allowance for doubtful accounts	1,061	655
Allowance for obsolescence	565	1,149
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	6,454	5,820
Amortization of deferred financing costs	759	913
Amortization of premium on 11 3/4% senior notes	(117)	(118)
Deferred taxes— non-cash	986	1,188
Other non-operating income — non-cash	129	—
Changes in operating assets and liabilities:
Accounts receivable	(1,642)	(3,814)
Inventory	(1,208)	(1,283)
Prepaid expenses, royalty advances and other current assets	732	234
Direct response advertising costs	(959)	(1,501)
Other assets	50	14
Accounts payable, accrued and other liabilities	(3,122)	(6,002)
Accrued interest	(5,217)	(5,062)
Deferred subscription revenue	205	1,285

Net cash used in operating activities from continuing operations	(7,530)	(9,947)

Investing activities from Continuing Operations
Additions to pre-publication costs	(5,281)	(5,526)
Additions to property and equipment	(523)	(614)
Additions to intangible assets	(36)	(14)

Net cash used in investing activities from continuing operations	(5,840)	(6,154)

Financing activities from Continuing Operations
Repayment of senior secured term loan	(325)	(325)
Additions to deferred financing costs	—	(88)

Net cash used in financing activities from continuing operations	(325)	(413)

Effect of exchange rates on cash	(5)	7
Cash flows of discontinued operations
Operating cash flows	(45)	(47)

Net cash used in discontinued operations	(45)	(47)

Net decrease in cash and cash equivalents	(13,745)	(16,554)
Cash and cash equivalents at beginning of year	61,784	69,847

Cash and cash equivalents at end of year	$48,039	$53,293

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unless noted otherwise, except for per share data)
1. Basis of Presentation
     Haights Cross Communications, Inc., a Delaware corporation (together with its subsidiaries, “we,” “our,” the “Company” or “Haights Cross Communications”), whose predecessor was formed in January 1997, is a holding company that conducts all of its operations through its direct and indirect subsidiaries, including, without limitation, its wholly-owned subsidiary Haights Cross Operating Company (“Haights Cross”). Between November 2007 and January 2008, we initiated a sale process for all of our operating businesses, and that process continues. Our Sundance/Newbridge business was originally offered for sale in November 2007 and subsequently on March 17, 2008 the Board of Directors further authorized the orderly wind-down of this business. We have not considered any of our operating businesses as discontinued operations as of March 31, 2008, as we have not committed to a specific plan to sell the operating businesses where it is unlikely that changes to the sale process will occur.
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
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented. The unaudited consolidated results of operations of interim periods are not necessarily indicative of results for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
     Going Concern
     The accounting principles generally accepted in the United States of America contemplate our continuation as a going concern. The Term Loans are due on August 15, 2008, and therefore have been reclassified from long-term to current based on their maturity date. As of March 31, 2008, we had a working capital deficiency of $66.2 million. Although we cannot predict the effects of our sale announcements on our businesses, based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our future liquidity needs until the obligation to repay our Term Loans on August 15, 2008. We expect that cash on hand and generated from operations will be insufficient to fund the repayment of the Term Loans when due. We have initiated a sales process for our businesses and/or our entire company and therefore have not sought to extend our Term Loans at this time. If we are unable to receive sufficient net proceeds from this sales process by the due date of our Term Loans, or we are otherwise unable to extend or refinance a substantial portion of our obligations under our Term Loans, our existing capital resources will not enable us to meet our obligations under the Term Loans or continue operations beyond August 2008. Moreover, non-payment of our Term Loans when due would trigger a cross-default under our indentures governing the Senior Notes and Senior Discount

Notes, which could require us to make an immediate payment under such indentures and obligations at a time when we would not have the funds to do so. We cannot assure that we will be able to enter into a sale transaction that allows us to repay our Term Loans or to refinance our Term Loans when due. Accordingly, as a result of the foregoing uncertainties, substantial doubt exists about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount or classification of assets and liabilities to reflect this uncertainty.
2. Recent Accounting Pronouncements
     On January 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“SFAS 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we have not elected to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement does not have any impact to our consolidated financial statements.
3. Recapitalization Transaction
     On August 10, 2007, we consummated a recapitalization agreement (the “Recapitalization Agreement”). Under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred B converted their shares of Preferred B into approximately 82% of our outstanding shares of common stock, holders of our previously outstanding Preferred A, Preferred C and Preferred Warrants converted their shares and warrants into shares of common stock and common stock warrants representing approximately 15% of our outstanding shares of common stock, and certain members of management acquired new shares of common stock under the terms of management stock purchase agreements representing approximately 3% of our outstanding common stock. In connection with the foregoing, all previously outstanding shares of common stock were effectively eliminated through the reclassification into one share of common stock in a reverse split and all outstanding Common Warrants and options to purchase common stock were similarly effectively eliminated by the reverse split of the common stock. As a result of the closing of the transactions contemplated by the Recapitalization Agreement, the Company has only outstanding common stock and common stock warrants, and no shares of Preferred A, Preferred B or Preferred C, or stock options, remain outstanding.
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
4. Stock Based Compensation
     Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period for each option. The Company did not issue any form of Stock Options for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2007, compensation expense recorded relating to the grant of stock options was de minimus. However as described below Restricted Shares were issued to the directors and related compensation expense was recorded.
     In connection with the consummation of the Recapitalization Agreement (See Note 3), our stock option plan was terminated and all outstanding options canceled. We do not intend at this time to grant stock options in the future.
     Additionally, pursuant to Management Stock Purchase Agreements dated August 10, 2007, Paul Crecca and Peter Quandt purchased, for $0.001 per share, 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007 for $0.001 per share director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta have purchased 8,117 shares of restricted stock each. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. In January 2008, prior to the vesting of his restricted stock, Mr. Curry elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital Management, LLC and February 21, 2008 for the issuance to Mr. McKenna. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $0.1 million for the three months ended March 31, 2008.
5. Inventory
     Inventory consists of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$1,665	$1,354
Work-in-process	929	599
Finished goods	24,880	24,593

	27,474	26,546
Less allowance for obsolescence	7,258	6,973

Inventory, net	$20,216	$19,573

6. Pre-publication Costs
     Pre-publication costs consist of the following:

	March 31,	December 31,
	2008	2007
Pre-publication costs	$111,696	$106,421
Less accumulated amortization	70,716	65,801

Pre-publication costs, net	$40,980	$40,620

7. Goodwill
     Goodwill and other intangible assets with indefinite lives are tested for impairment annually, and more frequently if impairment indicators exist, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill as calculated is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference.
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

		March 31,	December 31,
Definite Life Assets	Lives	2008	2007
Customer list	10 years	$23,240	$23,240
Non-compete agreements	3-5 years	1,900	1,900
Other	5 years	179	167

		25,319	25,307
Less: accumulated amortization		(9,286)	(8,597)

		16,033	16,710
Trademarks	Indefinite	4,880	4,855

Net intangible assets		$20,913	$21,565

     Amortization expense for the three months ended March 31, 2008 and 2007 was $0.7 million and $0.7 million, respectively. Accumulated amortization amounts by asset type as of March 31, 2008 were $8.0 million for customer list, $1.1 million for non-compete agreements and $0.2 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2007 was $7.4 million for customer lists, $1.1 million for non-compete agreements and $0.1 million for other intangible assets.
     Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total
Amortization of intangibles:
Remainder of 2008	2,050
2009	2,673
2010	2,427
2011	2,328
2012	2,325
Thereafter	4,230

$16,033

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
     On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereas the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing would be consolidated into the shared services division; the accounting functions will be taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment will be incorporated in to the shared service facility in Northborough, MA; and the manufacturing and product purchasing functions will be consolidated into a new shared manufacturing group that is being formed in our Iowa City location. The purpose of this restructuring is to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning will be moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions will be relocated to Northborough, MA; and the manufacturing functions located in NY will be moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared service facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008 and expects to incur a total restructuring charge of approximately $1.1 million in connection with this effort.
     On September 28, 2007, the Board of Directors also authorized a restructuring of Sundance/Newbridge whereas the Company would reduce its workforce by approximately 30 employees and would refocus its distributed product line over the subsequent months. The plan was to have all remaining operations retrenched or modified to maximize asset value and generate positive cash flow. The purpose of this effort was to save operational costs and to respond to the issues in the marketplace while improving the business’ financial performance.
     On November 5, 2007, the Board of Directors authorized a plan to sell the Sundance/Newbridge business and on March 17, 2008, the Board of Directors further authorized the orderly wind-down of the business. As a result, the Sundance/Newbridge restructuring was expanded to include the severance of the remaining Sundance/Newbridge employees and the full absorption of the shared service function by Triumph Learning. The Company expects to complete the restructuring process by the end of the second quarter of 2008 and expects to incur a total restructuring charge of approximately $2.8 million in connection with this effort.
     Restructuring activity related to the Options Publishing merger with Buckle Down Publishing relates to Options Publishing and is therefore reported within the Test-prep and Intervention segment. Restructuring activity related to Sundance/Newbridge will be reported within our K-12 Supplemental Education segment.
     The cost of the restructuring activity by type of cost for the years ended December 31, 2007 and quarter ended March 31, 2008 is as follows:

	Severance	Lease	Relocation
	and	Terminations	and	Total
	Related	Costs	Other	Consolidation
Buckle Down — Warehouse and Order Fulfillment Consolidation
Amount expected to be incurred	$65	$180	$162	$407

Accrued restructuring liability as of December 31, 2006	—	105	—	105
Restructuring expense	—	75	—	75
Cash paid	—	(109)	—	(109)

Accrued restructuring liability as of December 31, 2007	—	71	—	71

Restructuring expense	—	19	—	19
Cash paid	—	(28)	—	(28)

Accrued restructuring liability as of March 31, 2008	$—	$62	$—	$62

Options Publishing — Consolidation with Buckle Down
Amount expected to be incurred	$1,000	$—	$87	$1,087

Accrued restructuring liability as of December 31, 2006	—	—	—	—

Restructuring expense	845	—	61	906
Cash paid	(219)	—	(61)	(280)

Accrued restructuring liability as of December 31, 2007	626	—	—	626

Restructuring expense	155	—	26	181
Cash paid	(696)	—	(26)	(722)

Accrued restructuring liability as of March 31, 2008	$85	$—	$—	$85

Abandonment of Sundance/Newbridge business
Amount expected to be incurred	$2,730	$—	$51	$2,781

Accrued restructuring liability as of December 31, 2006	—	—	—	—

Restructuring expense	1,409	—	51	1,460
Cash paid	(141)	—	(51)	(192)

Accrued restructuring liability as of December 31, 2007	1,268	—	—	1,268

Restructuring expense	662	—	—	662
Cash paid	(271)	—	—	(271)

Accrued restructuring liability as of March 31, 2008	$1,659	$—	$—	$1,659

     In addition to the severance and related, relocation and other cash expenses incurred in connection with the Options Publishing consolidation with Buckle Down Publishing, an additional $0.2 million restructuring expense was incurred in 2008 due to the write off accumulated product development costs associated with projects abandoned with the merger.
10. Income Taxes
     Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company did not recognize any adjustments in the liability for unrecognized tax benefits. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. There were no significant interest and penalty expense related income tax matters recorded during the three months ended March 31, 2008.
     The Company files income tax returns in the U.S. federal, state, local and foreign jurisdictions. Income tax returns filed for fiscal years 2002 and earlier are no longer subject to examination by U.S. federal, state, local and foreign authorities. Certain income tax returns for fiscal years 2003 through 2006 remain open to examination by U.S. federal, state, local and foreign tax authorities. Currently the fiscal year 2005 federal tax return is under examination as it relates to the Chelsea House sale transaction. The Company believes that no provisions are required for all income tax uncertainties pertaining to these open tax years.
     The provision for income taxes consists of the following:

	Three Months Ended
	March 31
	2008	2007
Current income tax expense:
Foreign	$(219)	$(146)
Deferred income tax expense:
U.S. Federal	(986)	(1,188)

Total benefit (provision) for income taxes	$(1,205)	$(1,334)

     Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.7 million and $0.5 million in the three-month periods ended March 31, 2008 and 2007, respectively.
     In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon facts and circumstances known to the Company. The Company’s effective rate is based on expected pretax income or loss, statutory tax rates, changes in the deferred tax asset valuation allowance and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The Company has not recorded a deferred income tax benefit related to the pre-tax loss for the three months ended March 31, 2008 as management has determined that such income tax benefit is not more likely than not to be realized in 2008. The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.
     Under Section 382 of the Internal Revenue Service Code, based on the change of control, there could be limitations on the utilization of the Company’s NOL deductions in future periods. The annual limitation on utilization of NOL’s is expected to be approximately $20 million. The Company has evaluated the impact of this change of control on the utilization of our NOL’s and believes the impact of the 382 limitation will not be significant as built-in gains relating to businesses sold within 5 years of the change in control serve to increase the annual section 382 limitation.
11. Financing Arrangements
  Senior Secured Revolving Credit Facility, Term Loans, 11 3/4% Senior Notes
     On August 20, 2003, Haights Cross entered into a $30.0 million Senior Secured Revolving Credit Facility (the “Facility”) and a $100.0 million Senior Secured Term Loan (the “First Term Loan”), and also issued $140.0 million aggregate principal amount of its 11 3/4% Senior Notes due 2011 (“Senior Notes”).
     On August 15, 2007, we terminated the Facility, which Haights Cross had never drawn upon and was scheduled to expire by its terms in May 2008.
     The First Term Loan matures on August 15, 2008, and is secured by a lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The First Term Loan contains customary restrictive covenants and debt incurrence tests. The First Term Loan bears interest at a variable rate based on the Eurodollar (subject to a 2% floor), plus an applicable margin based on a graduated rate schedule. As of March 31, 2008, the effective interest rate on all borrowings under the First Term Loan was 7.57%. Beginning on November 15, 2003 and continuing through maturity, the Company is required to make principal payments on the First Term Loan of $250,000 per quarter. (See Note 1 “Basis of Presentation — Going Concern”).
     The Senior Notes mature on August 15, 2011, and are effectively subordinated to the Term Loans (as defined below) to the extent of the collateral securing the Term Loans. The Senior Notes contain customary restrictive covenants and debt incurrence tests. The

Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004. (See Note 1 “Basis of Presentation — Going Concern”).
     On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders, the original Senior Notes. In connection with the issuance of the additional Senior Notes, Haights Cross entered into a new $30.0 million Senior Secured Term Loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. The Second Term Loan also matures on August 15, 2008. As of March 31, 2008, the effective interest rate on all borrowings under the Second Term Loan was 6.5%. As of March 31, 2008, the Company had $170.0 million aggregate principal amount of outstanding Senior Notes and $124.5 million aggregate principal amount of indebtedness outstanding under the Term Loans. The balance of the Term Loans is classified as short-term liability. (See Note 1 “Basis of Presentation — Going Concern”).
     The Term Loans and the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 16).
  12 1/2% Senior Discount Notes
     On February 2, 2004, Haights Cross Communications issued $135.0 million aggregate principal amount at maturity of its 12 1/2% Senior Discount Notes due 2011 (the “Senior Discount Notes”), for which it received net proceeds of $73.7 million. The Senior Discount Notes mature on August 15, 2011, with each Senior Discount Note having an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, after which the Company will be required to make cash interest payments every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications and rank equally with all of Haights Cross Communications’ existing and future unsecured senior indebtedness and are senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of Haights Cross Communications’ existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The Senior Discount Notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Term Loans and the Senior Notes. The Company can redeem the Senior Discount Notes on or after February 15, 2008. The Senior Discount Notes contain customary restrictive covenants and debt incurrence tests. (See Note 1 “Basis of Presentation — Going Concern”).
     The following table is a summary of the Company’s current outstanding debt as of March 31, 2008 (in thousands):

				Premium	Interest Rate	Book Value
				(Discount)	As of	As of
	Issuance	Due	Face	At	March 31,	March 31,
Instrument	Date	Date	Amount	Issuance	2008	2008
Haights Cross:
First Term Loan	08/20/03	08/15/08	$100,000	—	7.57%	$95,500
Second Term Loan	12/10/04	08/15/08	$30,000	—	6.57%	29,025

						124,525
11 3/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	140,000
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	31,552

						171,552
Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	122,009

Total debt						$418,086

     The following table shows the required future repayments under the Company’s current financing arrangements as of March 31, 2008 (in thousands):

Remainder of 2008	$124,525
2009	—
2010	—
2011	305,000
2012	—

Total	429,525
Less: Unamortized discounts and other	(11,439)

$418,086

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
     See Note 3 above for a description of the Recapitalization Agreement referred to above.
13. Commitments
     From time to time, the Company is involved in litigation that it considers to be ordinary routine litigation incidental to our business. The Company is not presently involved in any legal proceedings that it expects, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
14. Comprehensive Loss
     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2008	2007
		As restated
	(Unaudited)
Net loss	$(9,892)	$(12,643)
Foreign currency translation adjustment	(7)	19

Comprehensive Loss	$(9,899)	$(12,624)

15. Segment Reporting
     The Company’s operating segments are regularly reviewed by the chief operating decision maker for purposes of allocating resources and assessing performance.
     The Company’s financial reporting is organized into four business segments: K-12 Supplemental Education, Test-prep and Intervention, Library and Medical Education.
     Our K-12 Supplemental Education segment is comprised of our Sundance/Newbridge business. Our Test-Prep and Intervention segment is comprised of our Triumph Learning, Buckle Down Publishing/ Options Publishing businesses, which have been aggregated due to the similarity of their economic and business characteristics. Our Library segment is comprised of our Recorded Books business. Our Medical Education segment is comprised of our Oakstone Publishing business, which includes the Scott Publishing and CMEinfo businesses.
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
     The results of operations and other data for the four reporting segments and corporate for the three-month periods ending March 31, 2008 and 2007 are as follows:

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Three Months Ended March 31, 2008 (unaudited)
Revenue	$3,551	$20,034	$21,257	$6,988	$—	$51,830
Cost of goods sold	1,087	3,709	7,420	2,074	—	14,290
Marketing and sales	1,475	6,751	3,645	2,648	—	14,519
Fulfillment and distribution	658	1,928	1,517	859	—	4,962
General and administrative	515	2,131	1,889	961	2,529	8,025
Restructuring charges	663	199	—	—	—	862
Amortization of pre-publication costs	816	2,322	1,409	371	—	4,918
Depreciation expense and amortization of intangibles	141	890	195	296	14	1,536

Income (loss) from operations	$(1,804)	$2,104	$5,182	$(221)	$(2,543)	$2,718

Interest expense	$929	$3,951	$896	$1,274	$4,257	$11,307
Capital expenditures — property and equipment	3	119	137	262	2	523
Capital expenditures — pre-publication costs	18	3,389	1,544	330	—	5,281
Goodwill	—	50,488	64,513	20,565	—	135,566
Total assets	6,267	118,623	109,174	42,185	54,800	331,049

	K-12
	Supplemental	Test-prep &		Medical
	Education	Intervention	Library	Education	Corporate	Consolidated
Three Months Ended March 31, 2007 (unaudited)
Revenue	$5,386	$19,592	$20,592	$7,363	$—	$52,933
Cost of goods sold	1,422	3,872	7,061	2,071	—	14,426
Marketing and sales	3,049	6,141	3,591	2,142	—	14,923
Fulfillment and distribution	807	1,622	1,472	786	—	4,687
General and administrative	954	2,066	1,632	851	1,506	7,009
Restructuring charges	—	19	—	—	—	19
Amortization of pre-publication costs	815	1,969	1,287	335	—	4,406
Depreciation expense and amortization of intangibles	205	703	207	288	11	1,414

Income (loss) from operations	$(1,866)	$3,200	$5,342	$890	$(1,517)	$6,049

Interest expense	$805	$4,254	$1,336	$1,268	$9,616	$17,279
Capital expenditures — property and equipment	159	191	156	96	12	614
Capital expenditures — pre-publication costs	578	3,268	1,398	282	—	5,526
Goodwill	—	50,488	64,513	20,565	—	135,566
Total assets	20,679	117,891	106,869	40,637	64,125	350,201

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
     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended March 31, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$51,830	$—	$51,830
Costs and expenses	119	2,424	46,569	—	49,112

(Loss) income from operations	(119)	(2,424)	5,261	—	2,718
Equity in the income (loss) of subsidiaries	(5,053)	(3,176)	—	8,229	—
Loss from discontinued operations	—	40	—	—	40
Other expenses (income)	4,720	(587)	8,437	—	12,570

Net (loss) income	$(9,892)	$(5,053)	$(3,176)	$8,229	$(9,892)

	Three Months Ended March 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$52,933	$—	$52,933
Costs and expenses	—	1,518	45,366	—	46,884

Income (loss) from operations	—	(1,518)	7,567	—	6,049
Equity in the income (loss) of subsidiaries	(2,202)	(1,720)	—	3,922	—
Loss from discontinued operations	—	41	—	—	41
Other expenses (income)	10,441	(1,077)	9,287	—	18,651

Net (loss) income	$(12,643)	$(2,202)	$(1,720)	$3,922	$(12,643)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of March 31, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands))
Assets
Current assets	$3,901	$43,947	$60,353	$—	$108,201
Investment in subsidiaries	(20,380)	234,037	—	(213,657)	—
Long term assets	1,347	5,605	215,896	—	222,848

Total assets	$(15,132)	$283,589	$276,249	$(213,657)	$331,049

Liabilities and Stockholders’ Deficit
Current liabilities	$—	$132,386	$42,042	$—	$174,428
Long term liabilities	141,468	171,583	170	—	313,221
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit and other	(156,603)	(20,380)	234,037	(213,657)	(156,603)

Total stockholders’ deficit	(156,600)	(20,380)	234,037	(213,657)	(156,600)

Total liabilities and stockholders’ deficit	$(15,132)	$283,589	$276,249	$(213,657)	$331,049

	As of December 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets	$3,872	$56,759	$60,531	$—	$121,162
Investment in subsidiaries	(15,313)	231,094	—	(215,781)	—
Long term assets	1,448	6,276	215,886	—	223,610

Total assets	$(9,993)	$294,129	$276,417	$(215,781)	$344,772

Liabilities and Stockholders’ Deficit
Current liabilities	$—	$137,554	$45,126	$—	$182,680
Long term liabilities	136,836	171,888	197	—	308,921
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit	(146,832)	(15,313)	231,094	(215,781)	(146,832)

Total stockholders’ deficit	(146,829)	(15,313)	231,094	(215,781)	(146,829)

Total liabilities and stockholders’ deficit	$(9,993)	$294,129	$276,417	$(215,781)	$344,772

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Three Months Ended March 31, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(107)	$(5,861)	$(1,562)	$—	$(7,530)
Investing activities:
Additions to pre-publication costs	—	—	(5,281)	—	(5,281)
Additions to property and equipment	—	(2)	(521)	—	(523)
Additions to intangible assets	—	—	(36)	—	(36)
Intercompany activity	136	(6,262)	6,126	—	—

Net cash provided by (used in) investing activities	136	(6,264)	288	—	(5,840)
Financing activities:
Repayment of senior secured loan	—	(325)	—	—	(325)

Net cash used in financing activities		(325)	—	—	(325)
Effect of exchange rates on cash	—	—	(5)	—	(5)
Net cash used in discontinued operations	—	(45)	—	—	(45)

Net change in cash and cash equivalents	29	(12,495)	(1,279)	—	(13,745)

Cash and cash equivalents at beginning of period	3,872	56,237	1,675	—	61,784

Cash and cash equivalents at end of period	$3,901	$43,742	$396	$—	$48,039

	As of March 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$38	$(5,235)	$(4,750)	$—	$(9,947)
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(5,526)	—	(5,526)
Additions to property and equipment	—	(12)	(602)	—	(614)
Additions to intangible assets	—	—	(14)	—	(14)
Intercompany activity	—	(7,829)	7,829	—	—

Net cash provided by (used in) investing activities	—	(7,841)	1,687	—	(6,154)
Financing activities:		—			—
Repayment of senior secured term loan	—	(325)	—	—	(325)
Additions to deferred financing costs	—	(88)	—	—	(88)

Net cash used in financing activities	—	(413)	—	—	(413)
Effect of exchange rates on cash	—	—	7	—	7
Net cash used in discontinued operations	—	(47)	—	—	(47)

Net change in cash and cash equivalents	38	(13,536)	(3,056)	—	(16,554)

Cash and cash equivalents at beginning of period	3,718	63,989	2,140	—	69,847

Cash and cash equivalents at end of period	$3,756	$50,453	$(916)	$—	$53,293

17. Related Party Transaction
     Pursuant to Management Stock Purchase Agreements dated August 10, 2007, Messrs. Crecca and Quandt purchased for $0.001 a share, 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007, for $0.001 per share director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta have purchased 8,117 shares of restricted stock each. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. In January 2008, prior to the vesting of his restricted stock, Mr. Curry elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital Management, LLC and February 21, 2008 for the issuance to Mr. McKenna. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $0.1 million for the quarter ended March 31, 2008.
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
     The forward-looking statements that we make in this Quarterly Report on Form 10-Q are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from such forward-looking statements. We refer you to documents filed by us with the Securities and Exchange Commission, specifically Item 1A of this Quarterly Report on Form 10-Q, as may be amended from time to time, which identify important risks that could cause our actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.
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
Recent Developments
  Sales Transaction
     On January 28, 2008, the Company announced that it had completed a comprehensive strategic review and finalized plans to offer for sale all of its business assets. Included in the sale are the Company’s three remaining operating units Triumph Learning, Recorded Books and Oakstone Publishing. A sale process for Sundance/Newbridge business began in November 2007, and subsequently on March 17, 2008 the Board of Directors resolved to initiate a phased wind-down of the operations of Sundance/Newbridge. We have not considered any of our operating businesses as discontinued operations as of March 31, 2008, as we have not committed to a specific plan to sell the operating businesses where it is unlikely that changes to the sale process will occur.
  Restructuring
     On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereby the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing were consolidated into the shared services division; the accounting functions were taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment were incorporated into the shared services facility in Northborough, MA; and the manufacturing and product purchasing functions were consolidated into a new shared manufacturing group that is being formed in our Iowa City location. The purpose of this restructuring is to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning were be moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions were relocated to Northborough, MA; and the manufacturing functions located in NY were moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared services facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008 and incurred a total restructuring charge of approximately $1.2 million in connection with this effort.
     On September 28, 2007, the Board of Directors also authorized a restructuring of Sundance/Newbridge whereas the Company would reduce its workforce by approximately 30 employees and would refocus its distributed product line over the subsequent months. The plan was to have all remaining operations retrenched or modified to maximize asset value and generate positive cash flow. The purpose of this effort was to save operational costs and to respond to the issues in the marketplace while improving business’ financial performance.
     On November 5, 2007, the Board of Directors authorized a plan to sell the Sundance/Newbridge business and subsequently on March 17, 2008 the Board of Directors authorized the orderly wind-down of the business. As a result, the Sundance/Newbridge restructuring was expanded to include the severance of the remaining Sundance/Newbridge employees and the full absorption of the shared service function by the Triumph Learning business. The Company expects to complete the restructuring process by the end of the second quarter of 2008 and expects to incur a total restructuring charge of approximately $2.8 million in connection with this effort. Approximately $1.7 million was accrued as of March 31, 2008.
  Recapitalization
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
Going Concern Considerations
     We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America. These principles contemplate our continuation as a going concern. The Term Loans mature on August 15, 2008, and therefore have been reclassified from long-term to current based on their maturity date. As of March 31, 2008, we had a working capital deficiency of $66.2 million. Although we cannot predict the effects of our sale announcements on our businesses, based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our future liquidity needs until the obligation to repay our Term Loans on August 15, 2008. We expect that cash on hand and generated from operations will be insufficient to fund the repayment of the Term Loans when due. We have initiated a sales process for our businesses and/or our entire company and therefore have not sought to extend our Term Loans at this time. If we are unable to receive sufficient net proceeds from this sales process by the due date of our Term Loans, or we are otherwise unable to extend or refinance a substantial portion of our obligations under our Term Loans, our existing capital resources will not enable us to meet our obligations under our Term Loans or continue operations beyond August 2008. Moreover, non-payment of our Term Loans when due would trigger a cross-default under our indentures governing the Senior Notes and Senior Discount Notes, which could require us to make an immediate payment under such indentures and obligations at a time when we would not have the funds to do so. A sale of all or substantially all of our assets through our proposed sales process or otherwise would constitute a change of control under our Senior Secured Term Loans and the indentures governing the Senior Notes and Senior Discount Notes and would result in an event of default thereunder if the Company does not satisfy certain conditions. We cannot assure that we will be able to enter into a sale transaction that allows us to repay our Term Loans or to refinance our Term Loans when due. Accordingly, as a result of the foregoing uncertainties, substantial doubt exists about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount or classification of assets and liabilities to reflect this uncertainty. For further discussion, see “Liquidity and Capital Resources” below.
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
Results of Operations
     Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three-months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	(In Thousands)
Revenue
K-12 Supplemental Education	$3,551	6.9%	$5,386	10.2%
Test Prep and Intervention	20,034	38.7%	19,592	37.0%
Library	21,257	41.0%	20,592	38.9%
Medical Education	6,988	13.4%	7,363	13.9%

Total Revenue	51,830	100.0%	52,933	100.0%
Cost of goods sold	14,290	27.6%	14,426	27.3%
Selling, general and administrative expenses:
Marketing and sales	14,519	28.0%	14,923	28.2%
Fulfillment and distribution	4,962	9.5%	4,687	8.9%
General and administrative expense	8,025	15.5%	7,009	13.2%
Restructuring charges	862	1.7%	19	0.0%

Total selling, general and administrative expenses	28,368	54.7%	26,638	50.3%
Amortization of pre-publication costs	4,918	9.5%	4,406	8.3%
Depreciation expense/amortization of intangibles	1,536	3.0%	1,414	2.7%

Income from operations	2,718	5.2%	6,049	11.4%
Interest expense	11,307	21.8%	17,279	32.6%
Other expenses, net of interest income	58	0.1%	38	0.1%

Loss before taxes	(8,647)	(16.7)%	(11,268)	(21.3)%
Tax provision	(1,205)	2.3%	(1,334)	(2.5)%

Loss before discontinued operations	(9,852)	(19.0)%	(12,602)	(23.8)%
Loss from discontinued operations	(40)	(0.1)%	(41)	(0.1)%

Net loss	$(9,892)	(19.1)%	$(12,643)	(23.9)%

Revenue
     Our total revenue declined $1.1 million, or 2.1%, to $51.8 million for the three-month period ended March 31, 2008 from $52.9 million for the three-month period ended March 31, 2007. The decline is primarily due to the continued decline from our K-12 Supplemental Education segment. The decline was offset partially by increases in our Test-prep and Intervention and Library segments.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment declined $1.8 million, or 34.1%, to $3.6 million for the three-month period ended March 31, 2008, from $5.4 million for the three-month period ended March 31, 2007. Our Sundance/Newbridge business, which represents 100% of this segment, competes in the K-12 market for classroom materials. This revenue decline resulted from what we believe is a significantly more competitive market that has lead to recurring declines in revenues. In addition, we also believe that our business has been negatively affected by a trend towards product purchase decisions being made at levels above the school facility level, such as the district or state level, which favors the larger well known basal publishing brands and products. Based on these continued declines in revenues, management has initiated an orderly wind-down of this business.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $0.4 million, or 2.3%, to $20.0 million for the three-month period ended March 31, 2008, from $19.6 million for the three-month period ended March 31, 2007. This increase is attributable to the continued success of our Coach product line. A key provision of the NCLB Act required each state to implement, beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, and science and social studies are the subject of Triumph Learning’s test-prep study materials. Triumph Learning proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states. We anticipate that Triumph Learning will continue to benefit in 2008 from the demand created by the NCLB Act.
     Library. The Library segment, which consists of our Recorded Books business, publishes unabridged audiobooks and other audio-based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for more than two-thirds of revenue. Revenue for the Library segment, increased $0.7 million, or 3.2%, to $21.3 million for the three-month period ended March 31, 2008, from $20.6 million for the three-month period ended March 31, 2007. The majority of the segment revenue growth is attributable to the core public library channel, which increased 8.7% and represented greater than 70% of the business for the quarter. The growth was achieved through the strength of solid performance by My Library Download Video and incremental revenue from Playaway, the new preloaded digital audio player product offered by Recorded Books.
     Medical Education. Revenue for the Medical Education segment declined $0.4 million, or 5.1%, to $7.0 million for the three-month period ended March 31, 2008, from $7.4 million for the three-month period ended March 31, 2007. The overall decline in segment revenue is attributable to Medical channel products, while our Wellness channel revenues, which include newsletters and calendars as well as other ancillary products, increased.
Cost of Goods Sold
     Cost of goods sold decreased $0.1 million, or 0.9%, to $14.3 million for the three-month period ended March 31, 2008 from $14.4 million for the three-month period ended March 31, 2007. Cost of goods sold as a percentage of revenue increased to 27.6% from 27.3% period over period.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $0.3 million, or 23.6%, to $1.1 million for the three-month period ended March 31, 2008 from $1.4 million for the three-month period ended March 31, 2007 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment increased to 30.6% from 26.4% period over period primarily due to increases in inventory obsolescence provisions.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment decreased $0.2 million, or 4.2%, to $3.7 million for the three-month period ended March 31, 2008 from $3.9 million for the three-month period ended March 31, 2007. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 18.5% from 19.8% period over period primarily due to a change in product mix reflecting higher priced products.
     Library. Cost of goods sold for the Library segment increased $0.4 million, or 5.1% to $7.4 million for the three-month period ended March 31, 2008 from $7.0 million for the three-month period ended March 31, 2007. Cost of goods sold as a percentage of revenue increased to 34.9% from 34.3% period over period primarily due to an increase in inventory obsolescence provisions.
     Medical Education. Cost of goods sold for the Medical Education segment was $2.1 million in each of the three-month periods ended March 31, 2008 and 2007. Cost of goods sold as a percentage of revenue increased to 29.7% from 28.1% period over period.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $1.7 million, or 6.5%, to $28.4 million for the three-month period ended March 31, 2008 from $26.6 million for the three-month period ended March 31, 2007, primarily due to increased professional fees associated with the offer of our businesses for sale and increased restructuring and restructuring related charges. Selling, general and administrative expense as a percentage of revenue increased to 54.7% from 50.3%, period over period.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $1.5 million, or 31.2%, to $3.3 million for the three-month period ended March 31, 2008 from $4.8 million for the three-month period ended March 31, 2007 due to a reduction in revenue based costs including commissions and product costs and decreases in overhead expenses that were eliminated with the closing of our New York office and the wind down of this business. Selling, general and administrative expenses as a percentage of revenue increased to 93.2% from 89.3% period over period resulting primarily from the effect of decreased revenue on fixed expenses such as salaries.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $1.2 million, or 11.8%, to $11.0 million for the three-month period ended March 31, 2008 from $9.8 million for the three-month period ended March 31, 2007. The increase was primarily due to increased catalog and direct mail related marketing expenses and increased overhead cost from the Northborough warehouse facility and restructuring and related costs from the Options Publishing reorganization. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 55.0% from 50.3% period over period due to the increased catalog and direct mail related expenses as well as the increased facility costs from the fulfillment and distribution function.
     Library. Selling, general and administrative expense for the Library segment increased $0.4 million, or 5.3%, to $7.1 million for the three-month period ended March 31, 2008 from $6.7 million for the three-month period ended March 31, 2007 primarily due to severance and increased legal expenses. Selling, general and administrative expense as a percentage of revenue increased to 33.2% from 32.5% period over period, primarily due to an increase in general and administrative expenses related to severance and legal expenses.
     Medical Education. Selling, general and administrative expense for the Medical Education segment increased $0.7 million, or 18.2%, to $4.5 million for the three-month period ended March 31, 2008 from $3.8 million for the three-month period ended March 31, 2007. The increase is primarily due to increased marketing expenses related to our CMEinfo product line. Selling, general and administrative expense as a percentage of revenue increased to 63.9% from 51.3% period over period, primarily due to marketing related costs.
     Corporate. Our corporate general and administrative expenses increased $1.0 million to $2.5 million for the three months ended March 31, 2008 from $1.5 million for the three months ended March 31, 2007. The increase is associated with increased professional fees associated with the offer of our businesses for sale.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $0.5 million to $4.9 million for the three-month period ended March 31, 2008, from $4.4 million for the three-month period ended March 31, 2007, primarily due to increased investments in new product spending within the Test-prep and Intervention segment.

Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization was $1.5 million and $1.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.
Interest Expense
     Interest expense decreased $6.0 million, or 34.6%, to $11.3 million for the three-month period ended March 31, 2008 from $17.3 million for the three-month period ended March 31, 2007. This decrease was due to the conversion of our Preferred B, which was converted into common stock on August 10, 2007in connection with the Recapitalization Agreement. Our total outstanding debt decreased from $561.7 million as of March 31, 2007 to $418.1 million as of March 31, 2008.
     Cash interest expense decreased $0.4 million to $7.7 million for the three-month period ended March 31, 2008 from $8.1 million for the three-month period ended March 31, 2007. The average interest rate decreased to 8.25% for the three-month period ended March 31, 2008 from 9.64% for the three-month period ended March 31, 2007. Our cash interest bearing outstanding debt was $296.1 million as of March 31, 2008 compared to $297.9 million as of March 31, 2007.
     Interest expense consists of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Interest expense:
Senior secured term loans	$2,692	$3,042
11 3/4% senior notes	4,994	4,994
12 1/2% senior discount notes — non-cash	3,646	3,205
Series B senior preferred stock — non-cash	—	5,972
Other	5	88

Total interest expense	11,337	17,301
Less: capitalized interest	(30)	(22)

Net Interest expense	$11,307	$17,279

     As of March 31, 2008, the Company had $124.5 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 6.57% and 7.57%. The average interest rate on the Term Loans was 8.25% for the three-month period ended March 31, 2008.
Provision for Income Taxes
     The Company has not recorded a deferred income tax benefit related to the pre-tax loss for the three months ended March 31, 2008 as management has determined that such income tax benefit is not more likely than not to be realized in 2008. The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.
Net Loss
     Net losses for the three-month periods ended March 31, 2008 and 2007 were $9.9 million and $12.6 million, respectively. Operating income decreased $3.9 million to $2.7 million for the three month period ended March 31, 2008 from $6.0 million for the three month period ended March 31, 2007 primarily due to the increase in general and administrative expenses associated with professional fees for the offer of our businesses for sale and restructuring related expenses. Other expenses decreased $6.0 million period over period, primarily due to the decrease in interest expense. The provision for income taxes decreased $0.1 million period over period.

Liquidity and Capital Resources
     We have relied primarily on our available cash balance to fund our working capital, capital expenditure, business acquisition and debt service requirements. As of March 31, 2008 we have an available cash balance of $48.0 million. During the three-month period ended March 31, 2008 we funded $5.3 million in pre-publication costs for new product development, $0.5 million of capital expenditures for property and equipment, and $13.2 million of cash interest and principal payments on our senior secured Term Loans.
     We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America. These principles contemplate our continuation as a going concern. The Term Loans mature on August 15, 2008, and therefore have been reclassified from long-term to current based on their maturity date. As of March 31, 2008, we had a working capital deficiency of $66.2 million. Although we cannot predict the effects of our sale announcements on our businesses, based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our future liquidity needs until the obligation to repay our Term Loans on August 15, 2008. We expect that cash on hand and generated from operations will be insufficient to fund the repayment of the Term Loans when due. We have initiated a sales process for our businesses and/or our entire company and therefore have not sought to extend our Term Loans at this time. If we are unable to receive sufficient net proceeds from this sales process by the due date of our Term Loans, or we are otherwise unable to extend or refinance a substantial portion of our obligations under our Term Loans, our existing capital resources will not enable us to meet our obligations under our Term Loans or continue operations beyond August 2008. Moreover, non-payment of our Term Loans when due would trigger a cross-default under our indentures governing the Senior Notes and Senior Discount Notes, which could require us to make an immediate payment under such indentures and obligations at a time when we would not have the funds to do so. We cannot assure that we will be able to enter into a sale transaction that allows us to repay our Term Loans or to refinance our Term Loans when due. Accordingly, as a result of the foregoing uncertainties, substantial doubt exists about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount or classification of assets and liabilities to reflect this uncertainty.
     As of March, 31, 2008, we had total indebtedness outstanding of $418.1 million, including our Term Loans in the aggregate principal amount of $124.5 million, Senior Notes in the aggregate principal amount of $170.0 million and Senior Discount Notes in the aggregate accreted amount of $122.0 million. See Note 11 to our Consolidated Financial Statements. The Term Loans are secured obligations of our subsidiary, Haights Cross, are guaranteed by our other subsidiaries and Haights Cross Communications, and secured by substantially all of our property and assets. The Senior Notes are general unsecured obligations of our subsidiary, Haights Cross, and are also guaranteed by our other subsidiaries and Haights Cross Communications. The Senior Notes are effectively subordinated to the Term Loans to the extent of the collateral securing the Term Loans. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications, ranking equally with all of Haights Cross Communications’ senior debt. However, the Senior Discount Notes are structurally subordinated to all existing and future liabilities of our subsidiaries, including the Term Loans and the Senior Notes, and are effectively subordinated to the Term Loans to the extent of the value of the collateral securing the Term Loans. Our loan agreements for our Term Loans and our indentures for our Senior Notes and Senior Discount Notes generally allow us to sell our assets provided that at least 75% of the total consideration we receive is in the form of cash (as defined), such consideration is at least equal to the fair market value of the assets or equity interests sold as determined in good faith by our board of directors, and certain other conditions relating to the application of the net proceeds are met. Certain other conditions would also apply if the sale were to constitute a change of control, including as a result of the sale of substantially all of our assets. See our Annual Report on Form 10-K, “Item 1A. Risk Factors — Risks Relating to our Business — A change of control in us could result in an event of default under our debt agreements.”
     Upon realizing sufficient net proceeds from the sales process of our businesses, we would generally anticipate that such proceeds would be applied to redeem our debt in the order of seniority in our capital structure described above, with the Term Loans effectively ranking first, the Senior Notes effectively ranking second and the Senior Discount Notes, as a result of their structural subordination, effectively ranking third. However, depending upon the timing, structure and net proceeds, if any, received from our sales process, the timing and payment of our debt could vary from that anticipated above. Our Term Loans are redeemable at their principal amount, plus any accrued and unpaid interest, through their maturity date of August 15, 2008. Our Senior Notes may be redeemed by us beginning on August 15, 2008 at a price of 105.875% of principal, plus any accrued and unpaid interest. As of March 31, 2008, our Senior Discount Notes may be redeemed by us at a price of 106.25% of accreted value plus accrued interest. The premiums payable for the voluntary redemption of the Senior Notes and Senior Discount Notes are reduced over time to zero.
Cash Flows
     Net cash used by operating activities decreased to $7.5 million for the three month period ended March 31, 2008 from $9.9 million for the three-month period ended March 31, 2007, primarily due to lower net loss resulting from a decrease in interest expense.

     Cash used in investing activities decreased to $5.8 million for the three months ended March 31, 2008 from $6.2 million for the three months ended March 31, 2007. Cash used in investing activities consists primarily of expenditures on pre-publication costs and property, plant and equipment.
     Cash used in financing activities decreased to $0.3 million for the three months ended March 31, 2008 from $0.4 million for the three months ended March 31, 2007. Cash used in financing activities consists primarily of principal payments on our Senior Secured Term Loans.
Capital Expenditures
     Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the three months ended March 31, 2008, we had $5.3 million of pre-publication expenditures compared to $5.5 million during the three months ended March 31, 2007. We plan expenditures of $23.6 million for pre-publication costs in 2008. This level of spending is intended to support our successful core products and allow for the development of new products.
     Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the three months ended March 31, 2008, we had $0.5 million of property, building and equipment expenditures compared to $0.6 million for the three months ended March 31, 2007. We plan expenditures of $3.9 million for property and equipment in 2008. This level of spending allows for our planned implementation of an ERP system at our Recorded Books business, the rollout of a customer relationship management (“CRM”) system for several businesses, and general additions to furniture, fixtures and equipment.
Contractual Obligations and Commitments
     There have been no material changes in our contractual obligations or commitments since December 31, 2007.
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
     As of March 31, 2008, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $0.8 million. As of March 31, 2008, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.1 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.
     As of March 31, 2008, we had $124.5 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, were 7.57% for the First Term Loan and 6.57% for the Second Term Loan.
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transaction gain or loss recognized in our statement of operations due to currency fluctuations, mainly fluctuations in UK pounds. As a result, we do not hedge the exposure to these changes. As of March 31, 2008, a hypothetical 10% change in the foreign currency exchange rates applicable to such transactions would not have a material impact on our results of operations.
Item 4T. Controls and Procedures
(a) Disclosure Controls and Procedures
     Pursuant to Rule 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 15d-15(e), as of March 31, 2008. Based on that evaluation, our disclosure controls and procedures were ineffective, as of the end of the period covered by this report, due to the material weakness in our internal control over financial reporting described below.
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
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of an adjustment to income taxes and the classification of our Preferred Warrants and the calculation of the impairment of goodwill at the Options Publishing reporting unit discovered during the audit of the financial statements for our fiscal year ended December 31, 2006 which resulted from a lack of technical expertise, management determined that a material weakness in internal control over financial reporting related to our financial close process existed and continues unremediated as of March 31, 2008. This determination along with limited accounting personnel at Sundance/Newbridge prompted our management to conclude that, as of March 31, 2008, there was a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.
     Our management concluded that due to the material weakness described above, we did not maintain effective internal control over financial reporting as of March 31, 2008.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, we issued to Glenview Capital Management, LLC, which has designated Curry Ford to serve as our director, a restricted stock award of 8,117 shares. This issuance was issued and sold in a private placement transaction made in reliance upon the exemption from securities registration afforded by Section 4(2) and/or any other applicable exemption under the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders.
See “Submission of Matters to a Vote of Security Holders” in Item 4 of the Company’s Form 10-K for the year ended December 31, 2007.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 19, 2004.

3.1(a)	Certificate of Amendment dated August 10, 2007 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.1(b)	Certificate of Amendment dated June 28, 2007 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q filed November 14, 2007.

3.1(c)	Certificate of Amendment dated January 29, 2008 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 31, 2008.

3.1(d)	Certificate of Elimination of Shares of Haights Cross Communications, Inc. Designated as Series C Preferred Stock dated January 30, 2008.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 31, 2008.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

3.2(a)	Amendment to Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.2(b)	Amendment to Bylaws of Haights Cross Communications, inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz	Filed herewith

32*

*	The Company is not an “issuer,” as the term is defined by Section 2(a)(7) of the Sarbanes-Oxley Act of 2002 (the “Act”), because it does not have a class of securities registered under Section 12 of the Securities Act and it is not required to file reports under Section 15(d) of the Exchange Act. Accordingly, the Company is not required to file the certifications that are otherwise required by 18 U.S.C. Section 1350, which were adopted as Section 906 of the Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2008	HAIGHTS CROSS COMMUNICATIONS, INC.
	By:	/s/ PAUL J. CRECCA
Paul J. Crecca
Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 15, 2008	By:	/s/ MARK KURTZ
Mark Kurtz
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)