Form 10-Q
period 2008-06-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2008-08-19
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 9,958,112 shares of Common Stock, par value $0.0003 per share, outstanding as of August 14, 2008.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2008

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue	$51,946	$50,596	$96,788	$96,167
Costs and expenses:
Cost of goods sold	13,950	15,084	26,166	27,439
Marketing and sales	12,183	12,216	24,054	24,996
Fulfillment and distribution	3,942	3,761	8,045	7,662
General and administrative	6,854	7,008	13,918	13,166
Restructuring charges	661	19	1,523	38
Amortization of pre-publication costs	4,892	6,549	9,439	10,620
Depreciation expense and amortization of intangibles	1,108	1,149	2,348	2,276

Total cost and expenses	43,590	45,786	85,493	86,197

Income from operations	8,356	4,810	11,295	9,970
Other (income) expense:
Interest expense	10,834	18,363	22,141	35,642
Interest income	(335)	(781)	(1,030)	(1,649)
Amortization of deferred financing costs	758	880	1,517	1,793
Other expense	37	10	31	3

Total other expenses	11,294	18,472	22,659	35,789

Loss before (provision) benefit for income taxes and discontinued operations	(2,938)	(13,662)	(11,364)	(25,819)
(Provision) benefit for income taxes	3,904	(1,111)	2,855	(2,289)

Income (loss) before discontinued operations	966	(14,773)	(8,509)	(28,108)
Discontinued operations:
Income (loss)from operations of discontinued operations, net of taxes of $0.3 million in 2008	(190)	403	(568)	1,136
Income (loss) on disposal of discontinued operations, net of taxes of $0.5 million in 2008	15,564	(36)	15,524	(77)

Income on disposal of discontinued operations	15,374	367	14,956	1,059
Net income (loss)	16,340	(14,406)	6,447	(27,049)
Preferred stock dividends and accretion	—	(900)	—	(1,771)

Net income (loss) available to common stockholders	$16,340	$(15,306)	$6,447	$(28,820)

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008 (Unaudited)	2007 (Audited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,794	$61,784
Accounts receivable, net	23,754	23,812
Sales Proceeds Receivable (Note 7)	42,802	—
Inventory, net	21,214	18,909
Direct response advertising costs	1,853	3,050
Prepaid royalties	5,659	6,062
Prepaid expenses and other current assets	1,823	2,207
Escrow Receivable (Note 7)	4,750	—
Assets of discontinued operations	—	42,280

Total current assets	154,649	158,104
Pre-publication costs, net	39,880	38,699
Property and equipment, net	8,487	9,163
Goodwill	115,001	115,001
Intangible assets, net	15,710	16,816
Deferred financing costs, net	4,982	6,499
Other assets	392	490

Total assets	$339,101	$344,772

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$29,010	$30,593
Accrued interest	8,569	8,948
Deferred subscription revenue	4,114	4,798
Current portion of long term debt (Note 12)	47,200	124,850
Deferred tax liability-current portion	360	—
Liabilities of discontinued operations	—	13,491

Total current liabilities	89,253	182,680
Long term liabilities:
Senior secured term loans (Note 12)	77,000	—
11 3/4% senior notes	171,436	171,670
12 1/2% senior discount notes	125,746	118,362
Deferred tax liability-long term	15,777	18,474
Other long term liabilities	145	415

Total long term liabilities	390,104	308,921
Commitments (Note 14)
Stockholders’ deficit:
Common stock, $.0003 par value, 30,000,000 shares authorized, 9,958,112 shares issued and outstanding at June 30, 2008 and 9,966,229 shares issued and outstanding at December 31, 2007	3	3
Accumulated other comprehensive income	752	755
Accumulated deficit	(141,011)	(147,587)

Total stockholders’ deficit	(140,256)	(146,829)

Total liabilities and stockholders’ deficit	$339,101	$344,772

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Operating activities from Continuing Operations
Net loss from continuing operations	$(8,509)	$(28,108)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Non-cash interest expense	7,383	19,136
Allowance for doubtful accounts	1,736	1,741
Allowance for obsolescence	1,146	2,076
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	11,787	12,895
Amortization of deferred financing costs	1,517	1,792
Amortization of premium on 113/4% senior notes	(234)	(237)
Deferred taxes— non-cash	(3,198)	2,087
Other non-operating income — non-cash	137	5
Changes in operating assets and liabilities:
Accounts receivable	(1,678)	(8,324)
Inventory	(3,451)	(2,312)
Prepaid expenses, royalty advances and other current assets	787	535
Direct response advertising costs	1,198	1,032
Other assets	98	13
Accounts payable, accrued and other liabilities	(12)	(4,154)
Accrued interest	(379)	180
Deferred subscription revenue	(683)	935

Net cash provided by (used in) operating activities from continuing operations	7,645	(708)

Investing activities from Continuing Operations
Additions to pre-publication costs	(10,624)	(11,415)
Additions to property and equipment	(556)	(1,136)
Additions to intangible assets	(19)	(17)
Proceeds from the sale of assets		5

Net cash used in investing activities from continuing operations	(11,199)	(12,563)

Financing activities from Continuing Operations
Repayment of senior secured term loan	(650)	(650)
Additions to deferred financing costs	—	(88)

Net cash used in financing activities from continuing operations	(650)	(738)

Effect of exchange rates on cash	2	79
Cash flows of discontinued operations
Operating cash flows	(3,971)	1,460
Investing cash flows	(817)	(853)

Net cash used in discontinued operations	(4,788)	607

Net decrease in cash and cash equivalents	(8,990)	(13,323)
Cash and cash equivalents at beginning of year	61,784	69,847

Cash and cash equivalents at end of year	$52,794	$56,524

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unless noted otherwise, except for per share data)
1. Basis of Presentation
     Haights Cross Communications, Inc., a Delaware corporation (together with its subsidiaries, “we,” “our,” the “Company” or “Haights Cross Communications”), whose predecessor was formed in January 1997, is a holding company that conducts all of its operations through its direct and indirect subsidiaries, including, without limitation, its wholly-owned subsidiary Haights Cross Operating Company (“Haights Cross”). Between November 2007 and January 2008, we initiated a sale process for all of our operating businesses. Our Sundance/Newbridge business was originally offered for sale in November 2007 and subsequently on March 17, 2008 the Board of Directors further authorized the orderly wind-down of this business. On June 30, 2008 we sold the subsidiary that contained our Oakstone Publishing business, which operated our Medical Education segment. As a result of the disposition, the results of Oakstone Publishing have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. On July 1, 2008 we announced the suspension of our sale process to offer for sale our Triumph Learning and Recorded Books businesses.
     The Company is a developer and publisher of products for the K-12 supplemental education and library markets. The Company’s products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books and unabridged audiobooks. The Company’s products are sold primarily to schools and libraries.
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
     On August 15, 2008, Haights Cross entered into the Credit Agreement with DDJ Capital Management LLC, as administrative agent and collateral agent, and certain other lenders and repaid its Term Loans that became due on that date and retired Senior Notes in the Aggregate Principal amount of $31.2 million. (See Note 18 “Subsequent Event”).
2. Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R is effective for business combinations completed on or after the beginning of the Company’s 2009 fiscal year. The Company will adopt SFAS 141R at the beginning of its 2009 fiscal year, as required, and is currently evaluating the impact of such adoption on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective at the beginning of the Company’s 2009 fiscal year. The Company does not believe that the adoption of SFAS 160 will have an impact on the Company’s consolidated financial statements.
     On January 1, 2008, the Company adopted certain provisions of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. As of June 30, 2008 the Company did not have any fair valued financial item under the scope of SFAS 157 and therefore the provision of SFAS 157 adopted on January 1, 2008 did not have an impact on the Company’s consolidated financial statements.
     The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact, if any, these additional SFAS 157 provisions will have on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“SFAS 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company has not elected to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement does not have any impact on the Company’s consolidated financial statements.
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
4. Stock Based Compensation
     Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period for each option. The Company did not issue any form of Stock Options for the three and six months ended June 30, 2008 and 2007. For the three and six months ended June 30, 2007, compensation expense recorded relating to the grant of stock options was de minimus. However as described below Restricted Shares were issued to the directors and related compensation expense was recorded.
     In connection with the consummation of the Recapitalization Agreement (See Note 3), our stock option plan was terminated and all outstanding options canceled. We do not intend at this time to grant stock options in the future.
     Additionally, pursuant to Management Stock Purchase Agreements dated August 10, 2007, Paul Crecca and Peter Quandt purchased, for $0.001 per share, 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007 for $0.001 per share director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta have purchased 8,117 shares of restricted stock each. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. In January 2008, prior to the vesting of his restricted stock, Mr. Ford elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital

Management, LLC and February 21, 2008 for the issuance to Mr. McKenna. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $0 and $0.1 million for the three and six months ended June 30, 2008, respectively.
5. Inventory
     Inventory consists of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$1,527	$1,114
Work-in-process	1,304	429
Finished goods	25,839	24,266

	28,670	25,809
Less allowance for obsolescence	7,456	6,900

Inventory, net	$21,214	$18,909

6. Pre-publication Costs
     Pre-publication costs consist of the following:

	June 30,	December 31,
	2008	2007
Pre-publication costs	$110,949	$100,328
Less accumulated amortization	(71,069)	(61,629)

Pre-publication costs, net	$39,880	$38,699

7. Dispositions
     On June 30, 2008, the Company sold the Oakstone Publishing business, reported within the Medical Education segment. The sale of this business was in accordance with the strategic plan initiated by our Board of Directors upon the completion of our recapitalization in August 2007. The Oakstone Publishing business published and marketed to doctors and dentists subscription based continuing education materials on a variety of medical, dental and allied health specialty topics and publishes and markets subscription based wellness information, such as newsletters and calendars, to companies seeking to improve employee awareness of health and wellness issues.
     The results of operations of the Oakstone Publishing business have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.
     The operating results of the Oakstone Publishing business for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue	$7,535	$7,268	$14,523	$14,630
Cost of goods sold	2,255	2,058	4,329	4,129
Marketing and sales	2,642	2,310	5,290	4,453
Fulfillment and distribution	943	804	1,802	1,590
General and administrative	990	873	1,951	1,724
Amortization of pre-publication costs	385	355	756	690
Depreciation expense	353	308	650	595

Income from operations of Oakstone Publishing before provision for income taxes	(33)	$560	$(255)	$1,449
Provision for income taxes	(157)	(157)	(313)	(313)

Net income (loss) from operation of Oakstone Publishing	$(190)	$403	$(568)	$1,136

     On June 30, 2008, the assets and liabilities of the Oakstone Publishing business were sold for gross proceeds of $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. Cash consideration from the sale was received on July 1, 2008 and recorded as a sales proceeds account receivable and the escrow account is recorded as a current asset in the consolidated balance sheet as of June 30, 2008. A gain of $15.6 million, as shown below, presented as a gain on disposal of discontinued operations, was recorded on the sale. At June 30, 2008, there was $1.8 million of accrual remaining which represents $1.0 million of accrued transaction cost and $0.8 million of retained liabilities of the Oakstone Publishing business. The escrow account balance of $4.8 million is subject to downward purchase price adjustments, up to the full balance, based on adjustments to working capital and the representations and warranties made in the purchase agreement. Claims made against this escrow balance will reduce the gain on sale on the Oakstone Publishing business. The carrying amounts of Oakstone Publishing assets and liabilities as of June 30, 2008 were as follows:

June 30,
2008
(Unaudited)
Assets and liabilities:
Working capital, net (excluding cash)	$26,394
Pre-publication costs, net	1,884
Property and equipment, net	1,720

Net assets on date of sale	$29,998

Calculation of gain on sale:
Proceeds	$47,552
Tax provision	(548)
Less: transaction costs	(1,390)
Less: book value of net assets sold	(29,998)

Gain on disposal of Oakstone Publishing	$15,616

     The gain on disposal of discontinued operations includes the effect of the write-off of deferred tax assets and liabilities associated with Oakstone Publishing.
     In addition to the $15.6 million gain on the disposal of Oakstone Publishing, a $0.05 and $0.1 million expense for Chelsea House was recorded for three and six month periods ending June 30, 2008, respectively. Chelsea House was discontinued during 2005. Total gain on disposal of discontinued operations, for the three and six month periods ending June 30, 2008 was $15.6 million and $15.5 million, respectively.
8. Goodwill
     Goodwill and other intangible assets with indefinite lives are tested for impairment annually and more frequently if impairment indicators exist, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill as calculated is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference.

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

		June 30,	December 31,
Definite Life Assets	Lives	2008	2007
Customer list	10 years	$20,380	$20,380
Non-compete agreements	3-5 years	850	850
Other	5 years	186	167

		21,416	21,397
Less: accumulated amortization		(8,447)	(7,322)

		12,969	14,075
Trademarks	Indefinite	2,741	2,741

Net intangible assets		$15,710	$16,816

     Amortization expense for each of the three-month periods ended June 30, 2008 and 2007 was $0.6 million and for each of the six-month periods ended June 30, 2008 and 2007, was $1.1 million. Accumulated amortization amounts by asset type as of June 30, 2008 were $7.7 million for customer list, $0.6 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2007 was $6.7 million for customer lists, $0.5 million for non-compete agreements and $0.1 million for other intangible assets.
     Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total
Amortization of intangibles:
Remainder of 2008	1,119
2009	2,179
2010	2,048
2011	2,043
2012	2,040
Thereafter	3,540

$12,969

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
     On November 5, 2007, the Board of Directors authorized a plan to sell the Sundance/Newbridge business and on March 17, 2008, the Board of Directors further authorized the orderly wind-down of the business. As a result, the Sundance/Newbridge restructuring was expanded to include the severance of the remaining Sundance/Newbridge employees and the full absorption of the shared service function by Triumph Learning. The Company expects to complete the restructuring process during the fourth quarter of 2008 and expects to incur a total restructuring charge of approximately $2.8 million in connection with this effort.
     Restructuring activity related to the Options Publishing merger with Buckle Down Publishing relates to Options Publishing and is therefore is reported within the Test-prep and Intervention segment. Restructuring activity related to Sundance/Newbridge will be reported within our K-12 Supplemental Education segment.
      The cost of the restructuring activity by type of cost for three and six months ended June 30, 2008 and 2007 is as follows:

	Severance	Lease	Relocation
	and	Terminations	and	Total
	Related	Costs	Other	Consolidation
Buckle Down — Warehouse and Order Fulfillment Consolidation
Amount expected to be incurred	$65	$180	$162	$407

2007
Accrued restructuring liability as of December 31, 2006	—	105	—	105
Restructuring expense	—	19	—	19
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of March 31, 2007	—	97	—	97
Restructuring expense	—	19	—	19
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of June 30, 2007	$—	$89	$—	$89

2008
Accrued restructuring liability as of December 31, 2007	—	71	—	71

Restructuring expense	—	19	—	19
Cash paid	—	(28)	—	(28)

Accrued restructuring liability as of March 31, 2008	—	62	$—	62
Restructuring expense	—	19	—	19
Cash paid	—	(29)	—	(29)

Accrued restructuring liability as of June 30, 2008	$—	$52	$—	$52

Options Publishing — Consolidation with Buckle Down
Amount expected to be incurred	$1,000	$—	$87	$1,087

2008
Accrued restructuring liability as of December 31, 2007	626	—	—	626

Restructuring expense	155	—	26	181
Cash paid	(696)	—	(26)	(722)

Accrued restructuring liability as of March 31, 2008	85	—	—	85
Restructuring expense	66	—	—	66
Cash paid	(111)	—	—	(111)

Accrued restructuring liability as of June 30, 2008	$40	$—	$—	$40

Abandonment of Sundance/Newbridge business
Amount expected to be incurred	$2,730	$—	$51	$2,781

2008
Accrued restructuring liability as of December 31, 2007	1,268	—	—	1,268

Restructuring expense	662	—	—	662
Cash paid	(271)	—	—	(271)

Accrued restructuring liability as of March 31, 2008	1,659	—	—	1,659
Restructuring expense	576	—	—	576
Cash paid	(555)	—	—	(555)

Accrued restructuring liability as of June 30, 2008	$1,680	$—	$—	$1,680

     In addition to the severance and related, relocation and other cash expenses incurred in connection with the Options Publishing consolidation with Buckle Down Publishing, an additional $0.2 million restructuring expense was incurred during the first quarter 2008 due to the write off accumulated product development costs associated with projects abandoned with the merger.
11. Income Taxes
     Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company did not recognize any adjustments in the liability for unrecognized tax benefits. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. There were no significant interest and penalty expense related income tax matters recorded during the three and six months ended June 30, 2008.
     The Company files income tax returns in the U.S. federal, state, local and foreign jurisdictions. Income tax returns filed for fiscal years 2003 and earlier are no longer subject to examination by U.S. federal, state, local and foreign authorities. Certain income tax returns for fiscal years 2004 through 2007 remain open to examination by U.S. federal, state, local and foreign tax authorities. Currently the fiscal year 2005 federal tax return is under examination as it relates to the Chelsea House sale transaction. The Company believes that no provisions are required for all income tax uncertainties pertaining to these open tax years.
     The continuing operations (provision) benefit for income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Current income tax expense:
Foreign	$(124)	$(56)	$(343)	$(202)
Benefit recognized as a result of the discontinued operations gain	4,856	—	4,856	—
Deferred income tax expense:
U.S. Federal	(828)	(1,055)	(1,658)	(2,087)

Total benefit (provision) for income taxes	$3,904	$(1,111)	$2,855	$(2,289)

     Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.4 million and $0.1 million in the three-month periods ended June 30, 2008 and 2007, respectively and $1.1 million and $0.6 million in the six-month periods ended June 30, 2008 and 2007.
     In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon facts and circumstances known to the Company. The Company’s effective rate is based on expected pretax income or loss, statutory tax rates, changes in the deferred tax asset valuation allowance and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The Company has recorded an income tax benefit in continuing operations of $4.9 million as a result of the gain on the disposal of the Oakstone Publishing business, included within discontinued operations. The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.
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
12. Financing Arrangements
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
     The First Term Loan matured on August 15, 2008, and was secured by a lien on all of the Company’s property and assets (tangible and intangible), including all capital stock of existing and future subsidiaries (except future excluded subsidiaries). The First Term Loan contained customary restrictive covenants and debt incurrence tests. The First Term Loan accrued interest at a variable rate based on the Eurodollar (subject to a 2% floor), plus an applicable margin based on a graduated rate schedule. As of June 30, 2008, the effective interest rate on all borrowings under the First Term Loan was 7.18%. Beginning on November 15, 2003 and continuing through maturity, the Company was required to make principal payments on the First Term Loan of $250,000 per quarter. (See Note 18 “Subsequent Events”).
     The Senior Notes mature on August 15, 2011, and are effectively subordinated to the Term Loans (as defined below) to the extent of the collateral securing the Term Loans. The Senior Notes contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004. (See Note 18 “Subsequent Events”).
     On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders, the original Senior Notes. In connection with the issuance of the additional Senior Notes, Haights Cross entered into a new $30.0 million Senior Secured Term Loan (the “Second Term Loan” and, together with the First Term Loan, the “Term Loans”). Amounts borrowed under the Second Term Loan rank equally with the amounts borrowed under the First Term Loan. The Second Term Loan also matured on August 15, 2008. As of June 30, 2008, the effective interest rate on all borrowings under the Second Term Loan was 6.18%.
     As of June 30, 2008, the Company had $170.0 million aggregate principal amount of outstanding Senior Notes and $124.2 million aggregate principal amount of indebtedness outstanding under the Term Loans.
     The Term Loans and the Senior Notes were fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 17).
     On August 15, 2008, the Company entered into a new Credit Agreement, repaid its Term Loans in full, and repurchased and retired Senior Notes in the aggregate principal amount of $31.2 million. As of June 30, 2008, a portion of the Term Loans was classified as non-current liabilities, due to the refinancing, except for the portion paid in cash, which was classified as a current liability. (See Note 18 “Subsequent Events”).
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

     The following table is a summary of the Company’s current outstanding debt as of June 30, 2008 (in thousands):

				Premium	Interest Rate	Book Value
				(Discount)	As of	As of
	Issuance	Due	Face	At	June 30,	June 30,
Instrument	Date	Date	Amount	Issuance	2008	2008
Haights Cross:
First Term Loan	08/20/03	08/15/08	$100,000	—	7.18%	$95,250
Second Term Loan	12/10/04	08/15/08	$30,000	—	6.18%	28,950

						124,200
113/4% Senior notes	08/20/03	08/15/11	$140,000	—	11.75%	140,000
113/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	31,436

						171,436
Haights Cross Communications:
121/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	125,746

Total debt						$421,382

     The following table shows the required future repayments under the Company’s current financing arrangements as of June 30, 2008 (in thousands):

Remainder of 2008	$47,200
2009	—
2010	—
2011	382,000
2012	—

Total	429,200
Less: Unamortized discounts and other	(7,818)

$421,382

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
14. Commitments

     Legal Proceedings. See footnote 18 for information regarding a claim filed against certain subsidiaries of the Company on August 11, 2008.
     From time to time, the Company is involved in litigation that it considers to be ordinary routine litigation incidental to our business. The Company is not presently involved in any such legal proceedings that it expects, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
     Application of Net Proceeds from Oakstone Publishing Sale. On June 30, 2008, the Company sold its Oakstone Publishing business for gross proceeds of $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. The cash consideration from the sale was received in July 1, 2008. Under the indentures for the Senior Notes and the Senior Discount Notes, within 365 days after the receipt of the net proceeds from an asset sale, such as the Oakstone Publishing sale, the Company may apply such net proceeds, at its option to (i) repay obligations under any credit facilities (as defined), (ii) to acquire all or substantially all of the assets of, or any capital stock or, another permitted business (as defined), (iii) to make capital expenditures, or to acquire any other assets that are not classified as current assets under generally accepted accounting principles and that are used or useful in a permitted business. Any net proceeds that are not applied or invested within 365 days as provided above will constitute excess proceeds. If the aggregate excess proceeds were to exceed $10 million, the indentures for our Senior Notes and and Senior Discount Notes would require the Company to offer to apply such proceeds to the repayment of the Company’s term loans and/or such notes. The Credit Agreement for its New Term Loan (see Note 18, “Subsequent Events”) further requires Haights Cross to apply such excess proceeds to the repayment of the New Term Loan no later than the date that is 30 days prior to the date on which Haights Cross would have to apply such proceeds as dictated by the indentures for the Senior Notes and Senior Discount Notes. On August 15, 2008 the Company applied a portion of the net proceeds from the Oakstone Publishing sale to the repayment of its senior secured term debt and anticipates that it will apply additional amounts for other permitted uses, such as capital expenditures or additional repayments of The New Term Loans, such that excess proceeds, if any, at the end of the 365 day period will be less than $10 million.
15. Comprehensive Loss
     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net income (loss)	$16,130	$(14,406)	$6,237	$(27,049)
Foreign currency translation adjustment	4	86	(3)	105

Comprehensive Loss	$16,134	$(14,320)	$6,234	$(26,944)

16. Segment Reporting
     The Company’s operating segments are regularly reviewed by the chief operating decision maker for purposes of allocating resources and assessing performance.
     The Company’s financial reporting is organized into three business segments: K-12 Supplemental Education, Test-prep and Intervention and Library.
     Our K-12 Supplemental Education segment is comprised of our Sundance/Newbridge business. Our Test-Prep and Intervention segment is comprised of our Triumph Learning, Buckle Down Publishing/ Options Publishing businesses, which have been aggregated due to the similarity of their economic and business characteristics. Our Library segment is comprised of our Recorded Books business. Our Medical Education segment was comprised of our Oakstone Publishing business which was sold on June 30, 2008. As a result of the disposition, the results of Oakstone Publishing have been reclassified as discontinued operations for all periods presented in the consolidated financial statements and Medical Education segment is not included in the information below. (See Note 7 “Dispositions”)
     The information presented below includes certain expense allocations between the corporate office and the operating business segments. The information is presented after all intercompany and intersegment eliminations and is therefore not necessarily indicative of the results that would be achieved had the business segments been stand-alone businesses. Corporate general and administrative expenses consist of general corporate administration expenses not allocated to the operating business segments.
     The results of operations and other data for the four reporting segments and corporate for the three and six-month periods ending June 30, 2008 and 2007 are as follows:

	K-12
	Supplemental	Test-prep &
	Education	Intervention	Library	Corporate	Consolidated
Three Months Ended June 30, 2008 (unaudited)
Revenue	$7,227	$21,131	$23,588	$—	$51,946
Cost of goods sold	1,413	4,187	8,350	—	13,950
Marketing and sales	1,585	6,839	3,759	—	12,183
Fulfillment and distribution	649	1,779	1,514	—	3,942
General and administrative	619	2,032	1,861	2,342	6,854
Restructuring charges	576	85	—	—	661
Amortization of pre-publication costs	741	2,668	1,483	—	4,892
Depreciation expense and amortization of intangibles	54	865	177	12	1,108

Income (loss) from operations	$1,590	$2,676	$6,444	$(2,354)	$8,356

Interest expense	$947	$4,097	$831	$4,959	$10,834
Capital expenditures — property and equipment	—	134	159	2	295
Capital expenditures — pre-publication costs	—	4,066	1,607	—	5,673
Goodwill	—	50,488	64,513	—	115,001
Total assets	5,932	120,644	110,082	102,443	339,101

	K-12
	Supplemental	Test-prep &
	Education	Intervention	Library	Corporate	Consolidated
Three Months Ended June 30, 2007 (unaudited)
Revenue	$9,746	$18,489	$22,361	$—	$50,596
Cost of good sold	3,346	3,400	8,338	—	15,084
Marketing and sales	3,275	5,060	3,881	—	12,216
Fulfillment and distribution	880	1,379	1,502	—	3,761
General and administrative	823	2,016	1,913	2,256	7,008
Restructuring charges	—	19	—	—	19
Amortization of pre-publication costs	3,261	1,993	1,295	—	6,549
Depreciation expense and amortization of intangibles	236	712	187	14	1,149

Income (loss) from operations	$(2,075)	$3,910	$5,245	$(2,270)	$4,810

Interest expense	$905	$4,355	$1,291	$11,812	$18,363
Capital expenditures — property and equipment	184	150	235	49	618
Capital expenditures — pre-publication costs	1,053	3,679	1,439	—	6,171
Goodwill	—	50,488	64,513	—	115,001
Total assets	19,984	118,361	107,338	65,998	311,681

	K-12
	Supplemental	Test-prep &
	Education	Intervention	Library	Corporate	Consolidated
Six Months Ended June 30, 2008 (unaudited)
Revenue	$10,778	$41,165	$44,845	$—	$96,788
Cost of good sold	2,500	7,896	15,770	—	26,166
Marketing and sales	3,060	13,590	7,404	—	24,054
Fulfillment and distribution	1,307	3,707	3,031	—	8,045
General and administrative	1,134	4,163	3,750	4,871	13,918
Restructuring charges	1,239	284	—	—	1,523
Amortization of pre-publication costs	1,557	4,990	2,892	—	9,439
Depreciation expense and amortization of intangibles	195	1,755	372	26	2,348

Income (loss) from operations	$(214)	$4,780	$11,626	$(4,897)	$11,295

Interest expense	$1,876	$8,048	$1,727	$10,490	$22,141
Capital expenditures — property and equipment	3	253	296	4	556
Capital expenditures — pre-publication costs	18	7,455	3,151	—	10,624
Goodwill	—	50,488	64,513	—	115,001
Total assets	5,932	120,644	110,082	102,443	339,101

	K-12
	Supplemental	Test-prep &
	Education	Intervention	Library	Corporate	Consolidated
Six Months Ended June 30, 2007 (unaudited)
Revenue	$15,133	$38,082	$42,952	$—	$96,167
Cost of good sold	4,768	7,272	15,399	—	27,439
Marketing and sales	6,324	11,202	7,470	—	24,996
Fulfillment and distribution	1,687	3,001	2,974	—	7,662
General and administrative	1,777	4,081	3,546	3,762	13,166
Restructuring charges	—	38	—	—	38
Amortization of pre-publication costs	4,076	3,962	2,582	—	10,620
Depreciation expense and amortization of intangibles	442	1,415	394	25	2,276

Income (loss) from operations	$(3,941)	$7,111	$10,587	$(3,787)	$9,970

Interest expense	$1,710	$8,609	$2,627	$22,696	$35,642
Capital expenditures — property and equipment	343	341	391	61	1,136
Capital expenditures — pre-publication costs	1,631	6,947	2,837	—	11,415
Goodwill	—	50,488	64,513	—	115,001
Total assets	19,984	118,361	107,338	65,998	311,681
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
     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended June 30, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$51,946	$—	$51,946
Costs and expenses	135	2,219	41,236	—	43,590

Income (loss) from operations	(135)	(2,219)	10,710	—	8,356
Equity in the income (loss) of subsidiaries	16,280	3,500	—	(19,780)	—
(Income) loss from discontinued operations	—	(15,374)	—	—	(15,374)
Other expenses (income)	(195)	375	7,210	—	7,390

Net (loss) income	$16,340	$16,280	$3,500	$(19,780)	$16,340

	Three Months Ended June 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$50,596	$—	$50,596
Costs and expenses	—	2,270	43,516	—	45,786

(Loss) income from operations	—	(2,270)	7,080	—	4,810
Equity in the income (loss) of subsidiaries	(3,161)	(1,897)		5,058
(Income) loss from discontinued operations	—	36	(403)	—	(367)
Other expenses (income)	11,245	(1,042)	9,380	—	19,583

Net (loss) income	$(14,406)	$(3,161)	$(1,897)	$5,058	$(14,406)

	Six Months Ended June 30, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$96,788	$—	$96,788
Costs and expenses	254	4,643	80,596	—	85,493

Income (loss) from operations	(254)	(4,643)	16,192	—	11,295
Equity in the income (loss) of subsidiaries	11,069	1,981	—	(13,050)	—
(Income) loss from discontinued operations	—	(14,956)	—	—	(14,956)
Other expenses (income)	4,368	1,225	14,211	—	19,804

Net (loss) income	$6,447	$11,069	$1,981	$(13,050)	$6,447

	Six Months Ended June 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$96,167	$—	$96,167
Costs and expenses	—	3,787	82,410	—	86,197

Income (loss) from operations	—	(3,787)	13,757	—	9,970
Equity in the income (loss) of subsidiaries	(5,364)	(3,618)	—	8,982	—
(Income) loss from discontinued operations	—	77	(1,136)	—	(1,059)
Other expenses (income)	21,685	(2,118)	18,511	—	38,078

Net (loss) income	$(27,049)	$(5,364)	$(3,618)	$8,982	$(27,049)

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of June 30, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets	$3,920	$92,344	$58,385	$—	$154,649
Investment in subsidiaries	(3,541)	209,307	—	(205,766)	—
Long term assets	1,248	4,931	178,273	—	184,452

Total assets	$1,627	$306,582	$236,658	$(205,766)	$339,101

Liabilities and Stockholders’ Deficit
Current liabilities	$360	$61,687	$27,206	$—	$89,253
Long term liabilities	141,523	248,436	145	—	390,104
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit and other	(140,259)	(3,541)	209,307	(205,766)	(140,259)

Total stockholders’ deficit	(140,256)	(3,541)	209,307	(205,766)	(140,256)

Total liabilities and stockholders’ deficit	$1,627	$306,582	$236,658	$(205,766)	$339,101

	As of December 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets	$3,872	$56,759	$97,473	$—	$158,104
Investment in subsidiaries	(15,314)	231,094	—	(215,780)	—
Long term assets	1,449	6,275	178,944	—	186,668

Total assets	$(9,993)	$294,128	$276,417	$(215,780)	$344,772

Liabilities and Stockholders’ Deficit
Current liabilities	$—	$137,554	$45,126	$—	$182,680
Long term liabilities	136,836	171,888	197	—	308,921
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit	(146,832)	(15,314)	231,094	(215,780)	(146,832)

Total stockholders’ deficit	(146,829)	(15,314)	231,094	(215,780)	(146,829)

Total liabilities and stockholders’ deficit	$(9,993)	$294,128	$276,417	$(215,780)	$344,772

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Six Months Ended June 30, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(238)	$(978)	$8,861	$—	$7,645
Investing activities from continuing operations:
Additions to pre—publication costs	—		(10,624)	—	(10,624)
Additions to property and equipment	—	(4)	(552)	—	(556)
Additions to intangible assets	—	—	(19)	—	(19)
Intercompany activity	286	(8,047)	7,761	—	—

Net cash provided by (used in) investing activities	286	(8,051)	(3,434)	—	(11,199)
Financing activities:					—
Repayment of senior secured term loan	—	(650)	—	—	(650)

Net cash provided used in financing activities	—	(650)	—	—	(650)
Effect of exchange rates on cash	—	—	2	—	2
Net cash used in discontinued operations	—	(2,050)	(2,738)	—	(4,788)

Net change in cash and cash equivalents	48	(11,729)	2,691	—	(8,990)

Cash and cash equivalents at beginning of period	3,872	56,237	1,675	—	61,784

Cash and cash equivalents at end of period	$3,920	$44,508	$4,366	$—	$52,794

	Six Months Ended June 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$77	$507	$(1,292)	$—	$(708)
Investing activities from continuing operations:
Additions to pre—publication costs	—	—	(11,415)	—	(11,415)
Additions to property and equipment	—	(61)	(1,075)	—	(1,136)
Additions to intangible assets	—	—	(17)	—	(17)
Intercompany activity	—	(10,354)	10,354	—	—
Proceeds from sale of assets	—	—	5	—	5

Net cash provided by (used in) investing activities	—	(10,415)	(2,148)	—	(12,563)
Financing activities:
Proceeds from exercise of stock options	—	—	—	—	—
Repayment of senior secured term loan	—	(650)	—	—	(650)
Additions to deferred financing costs	—	(88)	—	—	(88)

Net cash provided used in financing activities	—	(738)	—	—	(738)
Effect of exchange rates on cash	—	—	79	—	79
Net cash used in discontinued operations	—	(90)	697	—	607

Net change in cash and cash equivalents	77	(10,736)	(2,664)	—	(13,323)

Cash and cash equivalents at beginning of period	3,718	63,989	2,140	—	69,847

Cash and cash equivalents at end of period	$3,795	$53,253	$(524)	$—	$56,524

18. Subsequent Events
     Back-stop Commitment Letter.
     Effective July 29, 2008, Haights Cross entered into a commitment letter (the “Commitment Letter”) with Monarch Alternative Capital LP (“Monarch”) on behalf of certain of its affiliated investment funds and Glenview Capital Management, LLC on behalf of certain of its affiliated investment funds (“Glenview” and together with Monarch Alternative Capital LP, the “Proposed Lenders”). Pursuant to the Commitment Letter, the Proposed Lenders made commitments to provide $75 million of senior secured term loans (the “Facility”) to Haights Cross to refinance its then existing senior secured term loan indebtedness that matured on August 15, 2008 (the “Refinancing”).

     This commitment was obtained as a backstop to ensure the Company had the ability to effect the Refinancing. Accordingly, Haights Cross was free to obtain financing in lieu of the Facility (the “Alternative Term Loan Facility”) and suffer no financial penalty. Upon Haights Cross’ election to proceed with an Alternative Term Loan Facility described below under “New Term Loan”, the commitments of Monarch and Glenview terminated.
     Pursuant to the Commitment Letter, Monarch and Glenview each made a commitment to provide 50% of the amount of the Facility. In consideration for this commitment, Haights Cross agreed (i) to pay or reimburse Monarch and Glenview for certain reasonable and documented out-of-pocket costs and expenses and (ii) to pay a non-refundable commitment fee of $750,000 to each of Monarch and Glenview.
     Certain of Monarch’s affiliates or investment funds for which it acts as investment advisor currently beneficially own more than 21% of the common stock of the Company. T.J. Vigliotta, a Principal at Monarch, has served as a member of our Board of Directors since August 2007.
     Certain of Glenview’s affiliates or investment funds for which it acts as investment advisor currently beneficially own more than 14% of the common stock of the Company. Curry E. Ford, a Managing Director of Glenview, has served as a member of our Board of Directors since August 2007.
     Neither of Messrs. Vigliotta or Ford participated in the Company’s decision to accept the Commitment Letter.
     Term Loan Refinancing. On August 15, 2008, Haights Cross entered into a new credit agreement (“Credit Agreement”) with DDJ Capital Management LLC, as administrative agent and collateral agent, and certain other lenders (collectively, the “Lenders”). Under the Credit Agreement, Haights Cross borrowed $108.2 million under a senior secured term loan facility (“New Term Loan”). Haights Cross used a combination of the net proceeds of the New Term Loan and cash on hand, including the net proceeds from its previous sale of its Oakstone Publishing business, to repay the Term Loans due August 15, 2008 in full.
     Haights Cross Communications and all of its direct and indirect subsidiaries (other than Haights Cross) have guaranteed Haights Cross’ obligations under the New Term Loan. The New Term Loan is secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of the Company and all guarantors to the Credit Agreement and a first priority security interest in 100% of the equity issued by Haights Cross’ direct and indirect subsidiaries.
     The final maturity date for the New Term Loan is May 15, 2011. We are required to apply 75% of our annual consolidated excess cash flow (as defined) to prepay any amounts outstanding under the New Term Loan. In addition, subject to certain exceptions and reinvestment basket, we are required to use any net proceeds from the sale or disposition of our assets, net casualty, condemnation proceeds or other extraordinary proceeds and net proceeds from the issuance or incurrence of debt or equity to prepay the New Term Loan. In general, prepayment premiums are not applicable to partial prepayments in accordance with the above. However, prepayment premiums are applicable to (a) partial prepayments on account of debt or equity issuances above agreed on baskets, (b) voluntary prepayments, and (c) upon payments of the New Term Loan in full on account of any mandatory or voluntary prepayments. When applicable, the following prepayment premiums apply: prepayments on or prior to August 15, 2009 are subject to a premium of 102% of the principal, prepayments after August 15, 2009, but on or before August 15, 2010 are subject to a premium of 101% of the principal. Thereafter, the Company may make prepayments without paying a premium.
All amounts outstanding under the New Term Loan will bear interest, at the Company’s option:
(i) at the three month LIBOR rate (with a floor of 3.00%) plus 8.25% per annum, payable quarterly; or
(ii) at the prime rate (with a floor of 5.25%) plus 7.0% per annum, payable monthly.
     The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets in excess of scheduled amounts, enter into sale-leaseback transactions, make capital expenditures in excess of scheduled amounts, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.
     The credit facilities require Haights Cross and the other loan parties to maintain a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a minimum net EBITDA (as defined) . The maximum secured leverage ratio is 3.33:1 beginning with the quarter ending September 30, 2008, and then ranges from 3.36:1 to 2.94:1.00 through the fiscal quarter ending March 31, 2011. The minimum fixed charge coverage ratio is 0.83:1.00 beginning with the Company’s fiscal quarter ending September 30, 2008 and then ranges between 0.80:1.00 and 0.67:1.00 through the fiscal quarter ending March 31, 2011. The minimum net EBITDA is $29.8 million beginning with the Company’s fiscal quarter ending September 30, 2008, and then ranges over time between $29.2 million to $33.4 million through the fiscal quarter ending March 31, 2011. The secured leverage ratio is defined as the ratio of Haights Cross’ senior secured debt (net of up to $10 million of balance sheet cash) to the Company’s consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date. The fixed charge coverage ratio is defined as the ratio of the Company’s consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date to the Company’s consolidated interest expense, plus total taxes and total capital expenditures (subject to certain limited exceptions) for the same period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement.
     Repurchase of Senior Notes. On August 15, 2008, Haights Cross repurchased and retired an aggregate of $31.2 million in principal amount of the Company’s Senior Notes from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any.
     Contingencies. On August 11, 2008, The Rowman & Littlefied Publishing Group, Inc. and its subsidiary, Sundance/NewBridge, LLC, filed a complaint against our subsidiaries, Haights Cross and its subsidiary, Sundance/NewBridge Educational Publishing, LLC, in the Circuit Court for Prince Georges County, Maryland. The suit arises out of negotiations to sell Sundance/Newbridge Educational Publishing assets to the plaintiffs. The plaintiffs claim that, despite the absence of a signed definitive agreement, all material terms were agreed to and thus Sundance/NewBridge Educational Publishing, LLC was required to sell its assets to the plaintiffs. The plaintiffs seek specific performance or, in the alternative, damages of not less than $20 million plus attorneys fees and costs. The Company maintains that it had no obligation to sell unless and until it entered into a written agreement and intends to vigorously defend this position.
19. Related Party Transaction
     Pursuant to Management Stock Purchase Agreements dated August 10, 2007, Messrs. Crecca and Quandt purchased for $0.001 a share, 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007, for $0.001 per share director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta have purchased 8,117 shares of restricted stock each. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. In January 2008, prior to the vesting of his restricted stock, Mr. Ford elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital Management, LLC and February 21, 2008 for the issuance to Mr. McKenna. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $0 and $0.1 million for the three and six months ended June 30, 2008, respectively.
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
     Effective July 29, 2008, Haights Cross entered into the Commitment Letter with Monarch Capital on behalf of certain of its affiliated investment funds and Glenview Capital Management, LLC on behalf of certain of its affiliated investment funds. See Footnote 18.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, without limitation any statements regarding the anticipated sales process or the anticipated results of that process. The forward-looking statements included in this Quarterly Report on Form 10-Q include statements concerning our plans, objectives, goals, strategies, future events, future liquidity, sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of business trends, are based upon our current expectations, beliefs, projections and assumptions. Among other things, there can be no assurance that any of the operating units will be sold on a timely basis or on favorable terms, if at all. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.
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
     Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are: (i) our substantial leverage and indebtedness, which may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry; (ii) our obligation to meet financial covenants and inability to take certain actions because of restrictions contained in our debt instruments, which may adversely affect our operations; (iii) our history of losses, which we expect to continue; (iv) changes in funding of school systems and libraries by federal, state and local governments, which could reduce our sales and profits, if any, (v) our inability to compete in the highly competitive industries in which we operate, (vi) the effect that misuse, misappropriation or other loss of our proprietary rights could have on our results of operations; (vii) our need to defend against intellectual property infringement and other claims, which may cause us to incur significant costs and divert management attention; (viii) the inability of our investors to evaluate the application of our cash and cash equivalents, over which management is given broad discretion; (ix) our dependence on key personnel; (x) a growth in multimedia products that may compete with and reduce our publishing activities; (xi) technological changes that may reduce the sales of our products; (xii) the effect of an increase in paper or postage costs, which could adversely affect our business; (xiii) the ability of our principal stockholders, who own a large percentage of our common stock, to influence or control the Company; (xiv) our ability to update and expand the content of existing products and develop new products in a cost effective manner and on a timely basis; (xv) the effect that a material change to or repeal of the federal government’s NCLB Act would have on our revenue and profitability; (xvi) the effect that a substantial reduction in the emphasis placed by federal and state governments on assessment and remediation in K-12 education would have on our operations; (xvii) our dependence on a limited number of suppliers and service providers, the interruption of supply or service with which could have a material adverse effect on our operations; (xviii) a disruption in our distribution centers could significantly lower our revenues and profitability; (xix) our dependence on a central computer system, which if damaged, or if service is interrupted or a failure occurs, could adversely affect our customer relationships and harm our ability to attract new customers; (xx) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in SEC rules (including the Sarbanes-Oxley Act of 2002), listing standards and accounting rules; (xxi) our ability to utilize our net operating loss carryforwards; (xxi) the seasonal and cyclical nature of sales of our products; (xxii) changes in the competitive environment, including those which could adversely affect our cost of sales; (xxiii) changes in the relative profitability of products sold; (xxiv) regulatory changes that could affect the purchase of our products; (xxv) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xxvi) the potential effect of a continued weak economy on sales of our products; and (xxvii) the risk that our well-known authors will depart and write for our competitors.
     Information included in this Quarterly Report on Form 10-Q is made as of the date hereof. We undertake no obligation, and disclaim any duty, to update our forward-looking statements, including any financial projections we make. We do not endorse any projections regarding future performance that may be made by third parties.

  Recent Developments
  Refinancing and Repurchase of Senior Notes
     On August 15, 2008, we entered into a new credit agreement with DDJ Capital Management LLC, as administrative agent, and collateral agent, and certain other lenders. Under the Credit Agreement, we borrowed $108.2 million under a senior secured term loan facility with a maturity of May 15, 2011. We used a combination of the net proceeds of the New Term Loan and cash on hand, including the net proceeds from its previous sale of our Oakstone Publishing business, to repay the full amount of our Term Loans due August 15, 2008 in full. In addition, on August 15, 2008, we repurchased and to retired Senior Notes in the aggregate principal amount of $31.2 million. See Note 18 to our consolidated financial statements and “Liquidity and Capital Resources”.
  Sales Transaction
     On January 28, 2008, the Company announced that it had completed a comprehensive strategic review and finalized plans to offer for sale all of its business assets. The Company initiated sales processes for its three remaining operating units, Triumph Learning, Recorded Books and Oakstone Publishing. A sale process for Sundance/Newbridge business had begun in November 2007 and, subsequently on March 17, 2008, the Board of Directors resolved to initiate a phased wind-down of the operations of Sundance/Newbridge. On June 30, 2008, we sold the subsidiary that contained our Oakstone Publishing business, which constituted our Medical Education segment. As a result of the disposition, the results of Oakstone Publishing have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. On July 1, 2008, we announced the suspension of our sale process to offer for sale our Triumph Learning and Recorded Books businesses.
  Restructuring
     On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereby the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing were consolidated into the shared services division; the accounting functions were taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment were incorporated into the shared services facility in Northborough, MA; and the manufacturing and product purchasing functions were consolidated into a new shared manufacturing group that is being formed in our Iowa City location. The purpose of this restructuring is to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning were be moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions were relocated to Northborough, MA; and the manufacturing functions located in NY were moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared services facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008 and incurred a total restructuring charge of approximately $1.1 million in connection with this effort.
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
     On November 5, 2007, the Board of Directors authorized a plan to sell the Sundance/Newbridge business and subsequently on March 17, 2008, the Board of Directors authorized the orderly wind-down of the business. As a result, the Sundance/Newbridge restructuring was expanded to include the severance of the remaining Sundance/Newbridge employees and the full absorption of the shared service function by the Triumph Learning business. The Company expects to complete the restructuring process by the end of the fiscal year 2008 and expects to incur a total restructuring charge of approximately $2.8 million in connection with this effort. Approximately $1.7 million was accrued as of June 30, 2008.
  Recapitalization
     On August 10, 2007, we consummated the recapitalization pursuant to the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred B converted their shares of Preferred B into approximately 82% of our outstanding shares of common stock, holders of our previously outstanding Preferred A, Preferred C and Preferred Warrants converted their shares and warrants into shares of common stock and common stock warrants representing approximately

15% of our outstanding shares of common stock, and certain members of management acquired new shares of common stock under the terms of management stock purchase agreements representing approximately 3% of our outstanding common stock. In connection with the foregoing, all previously outstanding shares of common stock were effectively eliminated through the reclassification into one share of common stock in a reverse split and all outstanding Common Warrants and options to purchase common stock were similarly effectively eliminated by the reverse split of the common stock. As a result of the closing of the transactions contemplated by the Recapitalization Agreement, the Company has only outstanding common stock and common stock warrants and no shares of Preferred A, Preferred B or Preferred C, or stock options remain outstanding.
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
Overview
     We are a leading developer and publisher of products for the K-12 supplemental education and library markets. Our products include supplemental reading books with a concentration on non-fiction content, state-specific test preparation materials, skills assessment and intervention books and unabridged audiobooks. Our high quality products are sold primarily to schools and libraries and we believe we have leading positions in the two markets and three segments we serve. On June 30, 2008, we sold all the assets that comprised our Oakstone Publishing business, which previously constituted our Medical Education segment. As a result of the disposition, the results of Oakstone Publishing have been reclassified as discontinued operations for all periods presented in the consolidated financial statements.
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

Business Segments
     Our financial reporting is organized into three business segments: K-12 Supplemental Education, Test-prep and Intervention and Library. On June 30, 2008, we sold all the assets that comprised our Oakstone Publishing business, which previously constituted our Medical Education segment. As a result of the disposition, the results of Oakstone Publishing have been reclassified as discontinued operations for all periods presented in the consolidated financial statements.
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
Results of Operations
     The operations of Oakstone Publishing, which was discontinued in the second quarter of 2008, have been removed from the operations related to Medical Education segment for all periods presented.
Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three—month period ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	(In thousands)
Revenue
K—12 Supplemental Education	$7,227	14.0%	$9,746	19.3%
Test Prep and Intervention	21,131	40.6%	18,489	36.5%
Library	23,588	45.4%	22,361	44.2%

Total Revenue	51,946	100.0%	50,596	100.0%
Cost of goods sold	13,950	26.9%	15,084	29.8%
Selling, general and administrative expenses:
Marketing and sales	12,183	23.4%	12,216	24.2%
Fulfillment and distribution	3,942	7.6%	3,761	7.4%
General and administrative expense	6,854	13.2%	7,008	13.9%
Restructuring charges	661	1.3%	19	0.0%

Total selling, general and administrative expenses	23,640	45.5%	23,004	45.5%
Amortization of pre—publication costs	4,892	9.4%	6,549	12.9%
Depreciation expense/amortization of intangibles	1,108	2.1%	1,149	2.3%

Income from operations	8,356	16.1%	4,810	9.5%
Interest expense	10,834	20.9%	18,363	36.3%
Other expenses, net of interest income	460	0.9%	109	0.2%

Loss before taxes	(2,938)	(5.7)%	(13,662)	(27.0)%
Benefit (provision) for income taxes	3,904	7.5%	(1,111)	(2.2)%

Income (loss) before discontinued operations	966	1.8%	(14,773)	(29.2)%
Income from discontinued operations	15,374	29.6%	367	0.7%

Net income (loss)	$16,340	31.4%	$(14,406)	(28.5)%

Revenue
     Our total revenue increased $1.3 million, or 2.7%, to $51.9 million for the three-month period ended June 30, 2008, from $50.6 million for the three-month period ended June 30, 2007. The increase is most notably due to the Test-prep and Intervention and Library segments on the strong performances from Coach products and library and schools channels respectively. The increase was offset by a decline in our K-12 Supplemental Education segment.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment declined $2.5 million, or 25.9%, to $7.2 million for the three-month period ended June 30, 2008, from $9.7 million for the three-month period ended June 30, 2007. Our Sundance/Newbridge business, which represents 100% of this segment, competes in the K-12 market for classroom materials. This revenue decline resulted from what we believe is a significantly more competitive market that has lead to recurring declines in revenues. In addition, we also believe that our business has been negatively affected by a trend towards product purchase decisions being made at levels above the school facility level, such as the district or state level, which favors the larger well known basal publishing brands and products. Based on these continued declines in revenues, management has initiated an orderly wind-down of this business.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $2.6 million, or 14.3%, to $21.1 million for the three-month period ended June 30, 2008, from $18.5 million for the three-month period ended June 30, 2007. This increase is attributable to the continued success of our Coach product line. A key provision of the NCLB Act required each state to implement, beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, and science and social studies are the subject of Triumph Learning’s test-prep study materials. Triumph Learning proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states. We anticipate that Triumph Learning will continue to benefit in 2008 from the demand created by the NCLB Act.
     Library. The Library segment, which consists of our Recorded Books business, publishes unabridged audiobooks and other audio-based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for more than two-thirds of revenue. Revenue for the Library segment increased $1.2 million, or 5.5%, to $23.6 million for the three-month period ended June 30, 2008, from $22.4 million for the three-month period ended June 30, 2007. The majority of the segment revenue growth is attributable to increases from the school channel and our Core Library Channel which includes WF Howes, a UK subsidiary of Recorded Books, which increased 23.9% and 24.6% respectively.
Cost of Goods Sold
     Cost of goods sold decreased $1.1million, or 7.5%, to $14.0 million for the three-month period ended June 30, 2008, from $15.1 million for the three-month period ended June 30, 2007. Cost of goods sold as a percentage of revenue decreased to 26.9% from 29.8% period over period, primarily due to decreased product costs in our K-12 Supplemental Education segment.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $1.9 million, or 57.8%, to $1.4 million for the three-month period ended June 30, 2008, from $3.3 million for the three-month period ended June 30, 2007 primarily due to decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment decreased to 19.6% from 34.3% period over period primarily due to lower inventory obsolescence charges in 2008.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $0.8 million, or 23.1%, to $4.2 million for the three-month period ended June 30, 2008, from $3.4 million for the three-month period ended June 30, 2007. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment increased to 19.8% from 18.4% period over period primarily due to a increase in promotions and discounts at Buckle Down and Options.
     Library. Cost of goods sold for the Library segment was $8.3 million for the three-month period ended June 30, 2008 and 2007. Cost of goods sold as a percentage of revenue decreased to 35.4% from 37.3% period over period primarily due to improved sales mix and lower inventory obsolescence charges in 2008.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $0.6 million, or 2.8%, to $23.6 million for the three-month period ended June 30, 2008, from $23.0 million for the three-month period ended June 30, 2007. Selling, general and administrative expense as a percentage of revenue was 46.0%, period over period.

     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $1.5 million, or 31.1%, to $3.4 million for the three-month period ended June 30, 2008, from $5.0 million for the three-month period ended June 30, 2007, due to a reduction in revenue based costs including commissions and product costs and decreases in overhead expenses that were eliminated with the closing of our New York office and the wind down of this business. Selling, general and administrative expenses as a percentage of revenue decreased to 47.4% from 51.1% period over period due primarily to the decrease in catalog and direct mail related marketing expenses.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $2.3 million, or 26.7%, to $10.7 million for the three-month period ended June 30, 2008, from $8.5 million for the three-month period ended June 30, 2007. The increase was primarily due to increased catalog and direct mail related marketing expenses and increased overhead cost from the Northborough warehouse facility. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 50.8% from 45.8% period over period due to the increased catalog and direct mail related expenses as well as the increased facility costs from the fulfillment and distribution function.
     Library. Selling, general and administrative expense for the Library segment decreased $0.2 million, or 2.2%, to $7.1 million for the three-month period ended June 30, 2008, from $7.3 million for the three-month period ended June 30, 2007 primarily due to decreased catalog and direct mail related marketing expenses. Selling, general and administrative expense as a percentage of revenue decreased to 30.2% from 32.6% period over period, primarily due to the decreased consulting expense and lower third party sales commissions.
     Corporate. Our corporate general and administrative expense was $2.3 million for the three-month period ended June 30, 2008 and 2007.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs decreased $1.7 million to $4.9 million for the three-month period ended June 30, 2008, from $6.5 million for the three-month period ended June 30, 2007. The decrease over the prior period is a direct result of decreased investments in new product spending within the K-12 Supplemental Education segment.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles was $1.1 million for the three-month periods ended June 30, 2008 and 2007.
Interest Expense
     Interest expense decreased $7.5 million, or 41.0%, to $10.8 million for the three-month period ended June 30, 2008, from $18.3 million for the three-month period ended June 30, 2007. This decrease was due to the conversion of our Preferred B, which was converted into common stock on August 10, 2007 in connection with the Recapitalization Agreement. Our total outstanding debt decreased from $571.0 million as of June 30, 2007 to $421.4 million as of June 30, 2008.
     Cash interest expense decreased $1.3 million to $7.1 million for the three-month period ended June 30, 2008 from $8.4 million for the three-month period ended June 30, 2007. The average interest rate decreased to 7.14% for the three-month period ended June 30, 2008, from 10.21% for the three-month period ended June 30, 2007. Our cash interest bearing outstanding debt was $295.6 million as of June 30, 2008, compared to $297.4 million as of June 30, 2007.
     Interest expense consists of the following:

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Interest expense:
Senior secured term loans	$2,128	$3,351
11 3/4% senior notes	4,994	4,994
12 1/2% senior discount notes — non—cash	3,737	3,329
Series B senior preferred stock — non—cash	—	6,215
Other	7	502

Total interest expense	10,866	18,391
Less: capitalized interest	(32)	(28)

Net Interest expense	$10,834	$18,363

     As of June 30, 2008, the Company had $124.2 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 6.18% and 7.18%. The average interest rate on the Term Loans was 7.7% for the six-month period ended June 30, 2008.
     We repaid the Term Loans on August 15, 2008, but expect to incur additional interest expense in connection with our new loan facility pursuant to which we borrowed $108.2 million to repay the previously outstanding Term Loans. In addition, on August 15, 2008, we repurchased and retired $31.2 million in aggregate principal amount of the Senior Notes (See Liquidity and Capital Resources for further discussion on the Credit Agreement, including interest rates).
Discontinued Operations
     On June 30, 2008, the assets and liabilities of Oakstone Publishing were sold for gross proceeds for $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account. A gain of $15.6 million presented as a gain on disposal of discontinued operations, was recorded on the sale.
Provision for Income Taxes
     The provision for income taxes in continuing operations includes an income tax benefit of $4.9 million as a result of the gain on the disposal of the Oakstone Publishing business, included within discontinued operations. The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.
Net Income (Loss)
     Net income for the three-month period ended June 30, 2008, was $16.3 million and net loss for the three-month period ended June 30, 2007 was $14.4 million. Net income for the three-month period ended June 30, 2008 included a gain on discontinued operations of $15.4 million. Operating income increased $3.5 million to $8.4 million for the three month period ended June 30, 2008, from $4.8 million for the three month period ended June 30, 2007 primarily due to the increase in revenue combined with decreases costs of goods sold and amortization of prepublication costs. Other expenses decreased by $7.2 million period over period, primarily due to the decrease in interest expense.
Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the six-month period ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008		2007
	(In thousands)
Revenue
K—12 Supplemental Education	$10,778	11.2%	$15,133	15.7%
Test Prep and Intervention	41,165	42.5%	38,082	39.6%
Library	44,845	46.3%	42,952	44.7%

Total Revenue	96,788	100.0%	96,167	100.0%
Cost of goods sold	26,166	27.0%	27,439	28.5%
Selling, general and administrative expenses:
Marketing and sales	24,054	24.8%	24,996	26.0%
Fulfillment and distribution	8,045	8.3%	7,662	8.0%
General and administrative expense	13,918	14.4%	13,166	13.7%
Restructuring charges	1,523	1.6%	38	0.0%

Total selling, general and administrative expenses	47,540	49.1%	45,862	47.7%
Amortization of pre—publication costs	9,439	9.8%	10,620	11.0%
Depreciation expense/amortization of intangibles	2,348	2.4%	2,276	2.4%

Income from operations	11,295	11.7%	9,970	10.4%
Interest expense	22,141	22.9%	35,642	37.1%
Other expenses, net of interest income	518	0.5%	147	0.1%

Loss before taxes	(11,364)	(11.7)%	(25,819)	(26.8)%
Tax benefit (provision)	2,855	2.9%	(2,289)	(2.4)%

Loss before discontinued operations	(8,509)	(8.8)%	(28,108)	(29.2)%
Income from discontinued operations	14,956	15.5%	1,059	1.1%

Net income (loss)	$6,447	6.7%	$(27,049)	(28.1)%

Revenue
     Our total revenue increased $0.6 million, or 1.0%, to $96.7 million for the six-month period ended June 30, 2008, from $96.2 million for the six-month period ended June 30, 2007. The increase is due to growth in the Library and Test-prep and Intervention segments offset by the continued decline from our K-12 Supplemental Education segment.
     K-12 Supplemental Education. Revenue for the K-12 Supplemental Education segment decreased $4.4 million, or 28.8%, to $10.8 million for the six-month period ended June 30, 2008, from $15.1 million for the six-month period ended June 30, 2007. The decline reflects the continuing impact of factors that we have detailed previously. These factors include what we believe is a significantly more competitive market that has made it difficult for us to maintain or grow our market share and what we believe is a shift away from purchasing our K-12 Supplemental materials as a result of the extremely high level of attention being given to the new NCLB mandated tests. In addition, we also believe that our business has been negatively affected by a trend towards product purchase decisions being made at levels above the school facility level, such as the district or state level, which favors the larger well known basal publishing brands and products. Based on these continued declines in revenues, management has initiated an orderly wind-down of this business.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $3.1 million, or 8.1%, to $41.2 million for the six-month period ended June 30, 2008, from $38.1 million for the six-month period ended June 30, 2007. This increase is attributable to the continued success of our Coach product line. A key provision of the NCLB Act required each state to implement beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, and science and social studies are the subject of Triumph Learning’s test-prep study materials. Triumph Learning proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states. We anticipate that Triumph Learning will continue to benefit in 2008 from the demand created by the NCLB Act.
     Library. Revenue for the Library segment increased $1.9 million, or 4.4%, to $44.8 million for the six-month period ended June 30, 2008, from $43.0 million for the six-month period ended June 30, 2007. The majority of the segment revenue growth is attributable the Core Library Channel due to the solid performance by My Library Download Video and Playaway, the new preloaded digital audio player product, and the school channel revenues due to the success of PITR product line.
Cost of Goods Sold
     Cost of goods sold decreased $1.3 million, or 4.6%, to $26.2 million for the six-month period ended June 30, 2008, from $27.4 million for the six-month period ended June 30, 2007. Cost of goods sold as a percentage of revenue decreased to 27.0% from 28.5% period over period.
     K-12 Supplemental Education. Cost of goods sold for the K-12 Supplemental Education segment decreased $2.3 million, or 47.5%, to $2.5 million for the six-month period ended June 30, 2008, from $4.8 million for the six-month period ended June 30, 2007 due primarily to the decline in revenue. Cost of goods sold as a percentage of revenue for the K-12 Supplemental Education segment decreased to 23.2% from 31.5% period over period primarily due to lower inventory obsolescence charges in 2008.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment increased $0.6 million, or 8.6%, to $7.9 million for the six-month period ended June 30, 2008, from $7.3 million for the six-month period ended June 30, 2007. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment increased to 19.2% from 19.1% period over period, primarily due to an increase in promotions and discounts at Buckle Down and Options.
     Library. Cost of goods sold for the Library segment increased $0.4 million, or 2.4% to $15.8 million for the six-month period ended June 30, 2008, from $15.4 million for the six-month period ended June 30, 2007, due to the corresponding growth in revenue. Cost of goods sold as a percentage of revenue decreased to 35.2% from 35.8% period over period, due to improved sales mix.

Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $1.7 million, or 3.7%, to $47.5 million for the six-month period ended June 30, 2008, from $45.9 million for the six-month period ended June 30, 2007. Selling, general and administrative expense as a percentage of revenue increased to 49.1% from 47.7% period over period.
     K-12 Supplemental Education. Selling, general and administrative expense for the K-12 Supplemental Education segment decreased $3.0 million, or 31.1%, to $6.7 million for the six-month period ended June 30, 2008, from $9.8 million for the six-month period ended June 30, 2007, due to a reduction in revenue based costs including commissions and product costs and decreases in overhead expenses that were eliminated with the closing of our New York office and the wind down of this business. Selling, general and administrative expenses as a percentage of revenue decreased to 62.5% from 64.7% period over period.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $3.4 million, or 18.7%, to $21.7 million for the six-month period ended June 30, 2008, from $18.3 million for the six-month period ended June 30, 2007. The increase was primarily due to volume related commission expenses, increased catalog and direct mail related marketing expenses and increased overhead cost from the Northborough warehouse facility. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 52.8% from 48.1% period over period due to the increased catalog and direct mail related expenses as well as the increased facility costs from the fulfillment and distribution function.
     Library. Selling, general and administrative expense for the Library segment increased $0.2 million, or 1.4%, to $14.2 million for the six-month period ended June 30, 2008, from $14.0 million for the six-month period ended June 30, 2007, primarily due to increased overhead expenses. Selling, general and administrative expense as a percentage of revenue decreased to 31.6% from 32.6% period over period.
     Corporate. Our corporate general and administrative expenses increased $1.1 million, or 29.5% to $4.9 million for the six-month period ended June 30, 2008, from $3.8 million for the six-month period ended June 30, 2007, primarily due to severance payments and sale transactions costs related to the sale process.

Amortization of Pre-Publication Costs
     Amortization of pre-publication costs decreased $1.2 million to $9.4 million for the six-month period ended June 30, 2008, from $10.6 million for the six-month period ended June 30, 2007. The decrease over the prior period is a direct result of decreased investments in new product spending within the K-12 Supplemental Education segment.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles was $2.3 million for the six-month period ended June 30, 2008 and 2007.
Interest Expense
     Interest expense decreased $13.5 million, or 37.9%, to $22.1 million for the six-month period ended June 30, 2008, from $35.6 million for the six-month period ended June 30, 2007. This decrease was due to the conversion of our Preferred B, which was converted into common stock on August 10, 2007, in connection with the Recapitalization Agreement. Our total outstanding debt decreased from $571.0 million as of June 30, 2007, to $421.4 million as of June 30, 2008.
     Cash interest expense decreased $1.7 million to $14.8 million for the six-month period ended June 30, 2008, from $16.6 million for the six-month period ended June 30, 2007. The average interest rate decreased to 7.7% for the six-month period ended June 30, 2008 from 9.92% for the six-month period ended June 30, 2007. Our cash interest bearing outstanding debt was $295.6 million as of June 30, 2008, compared to $297.4 million as of June 30, 2007.
     Interest expense consists of the following:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Interest expense:
Senior secured term loans	$4,821	$6,393
11 3/4% senior notes	9,987	9,987
12 1/2% senior discount notes — non-cash	7,383	6,534
Series B senior preferred stock — non-cash	—	12,187
Other	12	590

Total interest expense	22,203	35,691
Less: capitalized interest	(63)	(49)

Net Interest expense	$22,140	$35,642

     As of June 30, 2008, the Company had $124.2 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 6.18% and 7.18%. The average interest rate on the Term Loans was 7.7% for the six-month period ended June 30, 2008.
     We repaid the Term Loans on August 15, 2008, but expect to incur additional interest expense in connection with our new loan facility pursuant to which we borrowed $108.2 million to repay the previously outstanding Term Loans. In addition, on August 15, 2008, we repurchased $31.2 million in aggregate principal amount of the Senior Notes (See Liquidity and Capital Resources for further discussion on the Credit Agreement, including interest rates).
Discontinued Operations
     On June 30, 2008, the assets and liabilities of Oakstone Publishing was sold for gross proceeds for $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.5 million placed in an escrow account. A gain of $15.6 million presented as a gain on disposal of discontinued operations, was recorded on the sale.
Provision for Income Taxes
     The provision for income taxes in continuing operations includes an income tax benefit of $4.9 million as a result of the gain on the disposal of the Oakstone Publishing business, included within discontinued operations. The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.

Net Income (Loss)
     Net income for the six-month period ended June 30, 2008, was $6.4 million and net loss for the three-month period ended June 30, 2007 was $27.1 million. Net income for the six-month period ended June 30, 2008 included a gain on discontinued operations of $15.0 million. Operating income increased $1.3 million to $11.3 million for the six month period ended June 30, 2008 from $10.0 million for the six month period ended June 30, 2007, primarily due to decreases in costs of goods sold and amortization of prepublication costs. Other expenses decreased by $13.1 million period over period, primarily due to the decrease in interest expense.
Liquidity and Capital Resources
     We have relied primarily on our available cash balance to fund our working capital, capital expenditure, business acquisition and debt service requirements. As of June 30, 2008, we had an available cash balance of $52.8 million. This amount did not include the $42.8 million of proceeds from the sale of our Oakstone Publishing business on June 30, 2008, included in sales proceeds receivable, that we received on the following day. During the six month period ended June 30, 2008, we funded $10.6 million in pre-publication costs for new product development, $0.6 million of capital expenditures for property and equipment, and $15.8 million of cash interest and principal payments on our senior secured Term Loans.
     As of June 30, 2008, we had total indebtedness outstanding of $421.4 million, including our Term Loans in the aggregate principal amount of $124.2 million, Senior Notes in the aggregate principal amount of $170.0 million and Senior Discount Notes in the aggregate accreted amount of $125.7 million. See Note 11 to our Consolidated Financial Statements. On August 15, 2008 we repaid the Term Loans with a combination of the net proceeds of a new term loan in the principal amount of $108.2 million and cash on hand, including net proceeds from our sale of our Oakstone Publishing business. In addition, on August 15, 2008 we repurchased and retired at par, $31.2 million in principal amount of our Senior Notes. See Note 18 to our Consolidated Financial Statements. The Senior Notes which remain outstanding are general unsecured obligations of our subsidiary, Haights Cross, and are also guaranteed by our other subsidiaries and Haights Cross Communications. The Senior Notes are effectively subordinated to the New Term Loan to the extent of the collateral securing the New Term Loan. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications, ranking equally with all of Haights Cross Communications’ senior debt. However, the Senior Discount Notes are structurally subordinated to all existing and future liabilities of our subsidiaries, including the New Term Loans and the Senior Notes, and are effectively subordinated to the New Term Loan to the extent of the value of the collateral securing the New Term Loan.
Credit Agreement
          On August 15, 2008, Haights Cross entered into a new Credit Agreement with DDJ Capital Management LLC, as administrative agent and collateral agent and certain other lenders (collectively, the “Lenders”). Under the Credit Agreement, we borrowed $108.2 million under a senior secured term loan facility (“New Term Loan”). We used a combination of the net proceeds of the New Term Loan and cash on hand, including the net proceeds from our previous sale of our Oakstone Publishing business, to repay the Term Loans due August 15, 2008 in full.
          Haights Cross Communications and all of its direct and indirect subsidiaries (other than Haights Cross) have guaranteed Haights Cross’ obligations under the New Term Loan. The New Term Loan is secured by first-priority liens on, and first-priority security interests in, substantially all of our assets and those of our subsidiaries and a first priority security interest in 100% of the equity issued by Haights Cross’ direct and indirect subsidiaries.
          The final maturity date for the New Term Loan is May 15, 2011. We are required to apply 75% of our annual consolidated excess cash flow (as defined) to prepay any amounts outstanding under the New Term Loan. In addition, subject to certain exceptions and reinvestment baskets, we are required to use any net proceeds from the sale or disposition of our assets, net casualty, condemnation proceeds or other extraordinary proceeds and net proceeds from the issuance or incurrence of debt or equity to prepay the New Term Loan. In general, prepayment premiums are not applicable to partial prepayments in accordance with the above. However, prepayment premiums are applicable to (a) partial prepayment on account of debt or equity issuances above agreed on baskets, (b) voluntary prepayments, and (c) upon payments of the New Term Loan in full on account of any mandatory or voluntary prepayment. When applicable the following prepayment premiums apply: prepayments on or prior to August 15, 2009 are subject to a premium of 102% of the principal, prepayments after August 15, 2009, but on or before August 15, 2010 are subject to a premium of 101% of the principal. Thereafter, we may make prepayments without paying a premium.
All amounts outstanding under the New Term Loan will bear interest, at our option:
(i) at the three month LIBOR rate (with a floor of 3.00%) plus 8.25% per annum, payable quarterly; or
(ii) at the prime rate (with a floor of 5.25%) plus 7.0% per annum, payable monthly.

          The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, make capital expenditures in excess of scheduled amounts, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.
     The credit facilities require us to maintain a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a minimum net EBITDA (as defined) . The maximum secured leverage ratio is 3.33:1 beginning with the quarter ending September 30, 2008, and then ranges from 3.36:1 to 2.94:1.00 through the fiscal quarter ending March 31, 2011. The minimum fixed charge coverage ratio is 0.83:1.00 beginning with our fiscal quarter ending September 30, 2008 and then ranges over time between 0.80:1.00 and 0.67:1.00 through the fiscal quarter ending March 31, 2011. The minimum net EBITDA is $29.8 million beginning with our fiscal quarter ending September 30, 2008, and then ranges between $29.2 million to $33.4 million through the fiscal quarter ending March 31, 2011. The secured leverage ratio is defined as the ratio of our senior secured debt (net of up to $10 million of balance sheet cash) to our consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date. The fixed charge coverage ratio is defined as the ratio of our consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date to the our consolidated interest expense, plus total taxes and total capital expenditures (subject to certain limited exceptions) for the same period. EBITDA, is defined as our earnings before taxes, interest, taxes, depreciation and amortization, subject to certain adjustments. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement.
          Application of Net Proceeds from Oakstone Publishing Sale.
          On June 30, 2008, we sold our Oakstone Publishing business for gross proceeds of $47.5 million, consisting of $42.8 million payable at closing and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. The cash consideration from the sale was received by us on July 1, 2008 and is included as sales proceeds receivable on our June 30, 2008 balance sheet. Under the indentures for the Senior Notes and the Senior Discount Notes, within 365 days after the receipt of the net proceeds from an asset sale, such as the Oakstone Publishing sale, we may apply the net proceeds, at our option to (i) repay obligations under our senior secured credit facilities, (ii) to acquire all or substantially all of the assets of, or any capital stock or, another permitted business, (iii) to make capital expenditures, or to acquire any other assets that are not classified as current assets under generally accepted accounting principles and that are used or useful in a permitted business. Any net proceeds that are not applied or invested within 365 days as provided above will constitute excess proceeds. If the aggregate excess proceeds were to exceed $10 million, the indentures for our Senior Notes and Senior Discount Notes would require us to offer to apply the excess proceeds to the repayment of our term loans and/or such notes. Our Credit Agreement for our New Term Loan further requires us to apply such excess proceeds to the repayment of the New Term Loan no later than the date that is 30 days prior to the date on which we would have to apply such proceeds as dictated by the indentures for the Senior Notes and Senior Discount Notes. As described above, we have applied a portion of the net proceeds from the Oakstone Publishing sale to the repayment of our term loans. We anticipate that we will apply additional amounts of the net proceeds for other permitted uses, such as capital expenditures or additional repayments of our New Term Loans, such that excess proceeds, if any, at the end of the 365 day period will be less than $10 million.
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
     While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our future liquidity needs until the maturity of our New Term Loans in May of 2011.
Cash Flows
     Net cash provided by operating activities increased to $7.6 million for the six-month period ended June 30, 2008 from net cash used in operating activities of $0.7 million for the six-month period ended June 30, 2007, primarily due to lower working capital needs compared to the prior period.
     Cash used in investing activities decreased to $11.2 million for the six-month period ended June 30, 2008, from $12.6 million for the six-month period ended June 30, 2007. Cash used in investing activities consists primarily of expenditures on pre—publication costs and property, plant and equipment.
     Cash used in financing activities was $0.7 million for both of the six month periods ended June 30, 2008 and 2007, primarily reflecting principal payments on our Senior Secured Term Loans.
Capital Expenditures
     Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the six-month period ended June 30, 2008, we had $10.6 million of pre-publication expenditures compared to $11.4million during the six-month period ended June 30, 2007. We plan expenditures of $22.1 million for pre—publication costs in 2008. This level of spending is intended to support our successful core products and allow for the development of new products.
     Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the six-month period ended June 30, 2008 we had $0.6 million of property, building and equipment expenditures compared to $1.1 million for the six-month period ended June 30, 2007. We plan expenditures of $2.7 million for property and equipment in 2008.
     Our cash flows for the six-month period ended June 30, 2008 do not include the net proceeds that we received from the sale of our Oakstone Publishing on July 1, 2008.
Contingencies
          On August 11, 2008, The Rowman & Littlefied Publishing Group, Inc. and its subsidiary, Sundance/NewBridge, LLC, filed a complaint against our subsidiaries, Haights Cross Operating Company and Sundance/NewBridge Educational Publishing, LLC, in the Circuit Court for Prince Georges County, Maryland. The suit arises out of negotiations to sell Sundance/Newbridge Educational Publishing assets to the plaintiffs. The plaintiffs claim that, despite the absence of a signed definitive agreement, all material terms were agreed to and thus Sundance/NewBridge Educational Publishing, LLC was required to sell its assets to the plaintiffs.. The plaintiffs seek specific performance or, in the alternative, damages of not less than $20 million plus attorneys fees and costs. We maintain that we had no obligation to sell unless and until we entered into a written agreement and intend to vigorously defend this position.
Contractual Obligations and Commitments
     Except as set forth above, there have been no material changes in our contractual obligations or commitments since December 31, 2007.
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
     As of June 30, 2008, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.0 million. As of June 30, 2008, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.2 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.

     As of June 30, 2008, we had $124.2 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, were 7.18% for the First Term Loan and 6.18% for the Second Term Loan.
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transaction gain or loss recognized in our statement of operations due to currency fluctuations, mainly fluctuations in UK pounds. As a result, we do not hedge the exposure to these changes. As of June 30, 2008, a hypothetical 10% change in the foreign currency exchange rates applicable to such transactions would not have a material impact on our results of operations.
          On August 15 2008, we entered into the Credit Agreement and borrowed $108.2 million to repay our Term Loans and purchased and retired $31.2  million in principal amount of our Senior Notes (See Liquidity and Capital Resources section for further discussion on the Credit Agreement, including interest rates).
Item 4T. Controls and Procedures
(a) Disclosure Controls and Procedures
     Pursuant to Rule 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 15d-15(e), as of June 30, 2008. Based on that evaluation, our disclosure controls and procedures were ineffective, as of the end of the period covered by this report, due to the material weakness in our internal control over financial reporting described below.
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
(b) Management’s Quarterly Update on Internal Control Over Financial Reporting
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
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that a material weakness in internal control which resulted from a lack of technical expertise existed and continues unremediated as of June 30, 2008. This determination along with limited accounting personnel at Sundance/Newbridge prompted our management to conclude that, as of June 30, 2008, there was a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.
     Our management concluded that due to the material weakness described above, we did not maintain effective internal control over financial reporting as of June 30, 2008.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          On August 11, 2008, The Rowman & Littlefied Publishing Group, Inc. and its subsidiary, Sundance/NewBridge, LLC, filed a complaint against our subsidiaries, Haights Cross Operating Company and Sundance/NewBridge Educational Publishing, LLC, in the Circuit Court for Prince Georges County, Maryland. The suit arises out of negotiations to sell Sundance/Newbridge Educational Publishing assets to the plaintiffs. The plaintiffs claim that, despite the absence of a signed definitive agreement, all material terms were agreed to and thus Sundance/NewBridge Educational Publishing, LLC was required to sell its assets to the plaintiffs. The plaintiffs seek specific performance or, in the alternative, damages of not less than $20 million plus attorneys fees and costs. We maintain that we had no obligation to sell unless and until we entered into a written agreement and intend to vigorously defend this position.
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
     There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 other than the replacement in its entirety of the risks related to restrictive covenants in our debt instruments with the risk factor below.
Risks Related to our Indebtedness
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
          Our new credit facilities also require us to satisfy certain financial covenants.
          Our ability to comply with these provisions may be affected by general economic conditions, political decisions, industry conditions and other events beyond our control. Our failure to comply with the covenants contained in the new credit facility, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operation and financial condition.
          If we do not comply with the restrictions in the senior secured term loans, the indentures governing the senior notes and the senior discount notes or any of our other financing agreements, a default may occur. Under certain circumstances, this default may allow our creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. If we were unable to repay those amounts, the lenders under the senior secured term loans could proceed against the collateral granted to them to secure that indebtedness. We have pledged all of our assets as collateral to secure our obligations under senior secured term loans. If the lenders under the senior secured term loans accelerate the repayment of borrowings, we cannot assure you that a sale of the assets pledged as collateral would provide sufficient proceeds to repay the amounts outstanding under the senior secured term loans, the senior notes and the senior discount notes. See Note 18“Subsequent Events” to our Consolidated Financial Statements.
Item 5. Other Information
          On August 15, 2008, Haights Cross entered into a new credit agreement (“Credit Agreement”) with DDJ Capital Management LLC, as administrative agent and collateral agent, and certain other lenders (collectively, the “Lenders”). Under the Credit Agreement, Haights Cross borrowed $108.2 million under a senior secured term loan facility (“New Term Loan”). Haights Cross used a combination of the net proceeds of the New Term Loan and cash on hand, including the net proceeds from its previous sale of its Oakstone Publishing business, to repay the Term Loans due August 15, 2008 in full. On August 15, 2008, Haights Cross also repurchased and retired an aggregate of $31.2 million in principal amount of its Senior Notes from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any. See Footnote 18 to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” for a further description of these transactions. The Credit Agreement is included as Exhibit 10.24 to this Report, and any description of such Credit Agreement contained in this Report are qualified in their entirety by reference to such agreement.
Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Special Report on Form 10-K filed April 19, 2004.

3.1(a)	Certificate of Amendment dated August 10, 2007, to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.1(b)	Certificate of Amendment dated June 28, 2007, to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q filed November 14, 2007.

3.1(c)	Certificate of Amendment dated January 29, 2008, to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 31, 2008.

3.1(d)	Certificate of Elimination of Shares of Haights Cross Communications, Inc. Designated as Series C Preferred Stock dated January 30, 2008.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 31, 2008.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

3.2(a)	Amendment to Bylaws dated August 10, 2007, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.2(b)	Amendment to Bylaws dated September 21, 2007, of Haights Cross Communications, Inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

10.24	Credit Agreement dated as of August 15, 2008 among Haights Cross Operating Company, the guarantors party thereto, DDJ Capital Management, LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto	Filed herewith

10.25	Back-stop Commitment Letter dated July 28, 2008 among Monarch Alternative Capital LP, Glenview Capital Management LLC and Haights Cross Operating Company	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz	Filed herewith

32*

*	The Company is not an “issuer,” as the term is defined by Section 2(a)(7) of the Sarbanes-Oxley Act of 2002 (the “Act”), because it does not have a class of securities registered under Section 12 of the Securities Act and it is not required to file reports under Section 15(d) of the Exchange Act. Accordingly, the Company is not required to file the certifications that are otherwise required by 18 U.S.C. Section 1350, which were adopted as Section 906 of the Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

Dated: August 19, 2008	By:	/s/ PAUL J. CRECCA Paul J. Crecca
Director, Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 19, 2008	By:	/s/ MARK KURTZ Mark Kurtz
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)