Form 10-Q
period 2008-09-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2008-11-14
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 9,958,112 shares of Common Stock, par value $0.0003 per share, outstanding as of November 14, 2008.

HAIGHTS CROSS COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2008

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue	$49,077	$47,583	$135,087	$128,616
Costs and expenses:
Cost of goods sold	12,975	12,945	36,641	35,615
Marketing and sales	9,916	9,966	30,910	28,639
Fulfillment and distribution	3,200	3,112	9,938	9,087
General and administrative	7,311	10,846	20,095	22,236
Restructuring charges	19	19	303	57
Amortization of pre-publication costs	4,181	3,671	12,065	10,215
Depreciation expense and amortization of intangibles	1,024	939	3,177	2,773

Total cost and expenses	38,626	41,498	113,129	108,622

Income from operations	10,451	6,085	21,958	19,994
Other (income) expense:
Interest expense	11,212	14,520	33,353	50,161
Interest income	(242)	(754)	(1,271)	(2,403)
Amortization of deferred financing costs	1,154	871	2,671	2,664
Loss (gain) on troubled debt restructuring	—	(115,595)	32	(115,595)
Other expense (income)	(107)	247	(109)	250

Total other (income) expenses	12,017	(100,711)	34,676	(64,923)

Income (loss) before (provision) benefit for income taxes and discontinued operations	(1,566)	106,796	(12,718)	84,917
(Provision) benefit for income taxes	(215)	(712)	2,639	(3,001)

Income (loss) before discontinued operations	(1,781)	106,084	(10,079)	81,916
Discontinued operations:
Income (loss)from operations of discontinued operations, net of taxes of $0.3 million in 2008	1,071	937	290	(1,867)
Income (loss) on disposal of discontinued operations, net of taxes of $1.2 million in 2008	119	(8)	15,643	(85)

Income (loss) on disposal of discontinued operations	1,190	929	15,933	(1,952)

Net income (loss)	(591)	107,013	5,854	79,964
Gain on recapitalization	—	34,353	—	34,353
Preferred stock dividends and accretion	—	(411)	—	(2,182)

Net income (loss) available to common stockholders	$(591)	$140,955	$5,854	$112,135

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008 (Unaudited)	2007 (Audited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$40,834	$61,784
Accounts receivable, net	23,941	21,444
Inventory, net	19,531	16,914
Direct response advertising costs	2,768	2,470
Prepaid royalties	5,244	6,005
Prepaid expenses and other current assets	2,198	2,004
Escrow receivable (Note 7)	4,758	—
Assets of discontinued operations	92	51,035

Total current assets	99,366	161,656
Pre-publication costs, net	40,054	36,678
Property and equipment, net	7,077	7,878
Goodwill	115,001	115,001
Intangible assets, net	15,155	16,805
Deferred financing costs, net	6,780	6,499
Other assets	392	255

Total assets	$283,825	$344,772

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$22,037	$25,311
Accrued interest	2,039	8,948
Deferred subscription revenue	4,366	4,798
Current portion of long term debt (Note 12)	—	124,850
Deferred tax liability-current portion	202	—
Liabilities of discontinued operations	1,772	18,773

Total current liabilities	30,416	182,680
Long term liabilities:
Term loans (Note 12)	108,200	—
11 3/4% senior notes	140,118	171,670
12 1/2% senior discount notes	129,649	118,362
Deferred tax liability-long term	16,606	18,474
Other long term liabilities	123	415

Total long term liabilities	394,696	308,921
Commitments (Note 14)
Stockholders’ deficit:
Common stock, $.0003 par value, 30,000,000 shares authorized, 9,958,112 shares issued and outstanding at September 30, 2008 and 9,966,229 shares issued and outstanding at December 31, 2007	3	3
Accumulated other comprehensive income	315	755
Accumulated deficit	(141,605)	(147,587)

Total stockholders’ deficit	(141,287)	(146,829)

Total liabilities and stockholders’ deficit	$283,825	$344,772

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Operating activities from Continuing Operations
Net loss (loss) from continuing operations	$(10,079)	$81,916
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Gain on troubled debt restructuring – non cash	—	(115,595)
Non-cash interest expense	11,287	25,059
Allowance for doubtful accounts	2,187	2,044
Allowance for obsolescence	866	2,163
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	15,242	12,988
Amortization of deferred financing costs	2,671	2,931
Amortization of premium on 113/4% senior notes	(352)	(357)
Income tax benefit allocation—non-cash	(5,627)	—
Deferred taxes— non-cash	2,487	3,011
Restricted stock compensation expense	128	1,407
Other non-operating income — non-cash	(1,063)	422
Changes in operating assets and liabilities:
Accounts receivable	(4,684)	(10,145)
Inventory	(3,505)	(1,664)
Prepaid expenses, royalty advances and other current assets	566	(971)
Direct response advertising costs	(297)	(277)
Other assets	(137)	—
Accounts payable, accrued and other liabilities	(3,946)	1,967
Accrued interest	(6,909)	(5,010)
Deferred subscription revenue	(432)	1,822

Net cash provided by (used in) operating activities from continuing operations	(1,597)	1,711

Investing activities from Continuing Operations
Additions to pre-publication costs	(15,547)	(14,523)
Additions to property and equipment	(839)	(1,129)
Additions to intangible assets	(24)	(24)
Proceeds from the sale of business	48,716	—
Proceeds from the sale of assets	1,183	6

Net cash used in investing activities from continuing operations	33,489	(15,670)

Financing activities from Continuing Operations
Transaction cost-troubled debt restructuring and recapitalization	—	(1,932)
Proceeds from issuance of New Term Loan	108,200	—
Repayment of Term Loans	(124,850)	(975)
Repayment of Senior Notes	(31,200)	—
Additions to deferred financing costs	(2,951)	(88)

Net cash used in financing activities from continuing operations	(50,801)	(2,995)

Effect of exchange rates on cash	(296)	132
Cash flows of discontinued operations
Operating cash flows	(906)	(878)
Investing cash flows	(839)	(3,812)

Net cash used in discontinued operations	(1,745)	(4,690)

Net decrease in cash and cash equivalents	(20,950)	(21,512)
Cash and cash equivalents at beginning of period	61,784	69,847

Cash and cash equivalents at end of period	$40,834	$48,335

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unless noted otherwise, except for per share data)
1. Basis of Presentation
     Haights Cross Communications, Inc., a Delaware corporation (together with its subsidiaries, “we,” “our,” the “Company” or “Haights Cross Communications”), whose predecessor was formed in January 1997, is a holding company that conducts all of its operations through its direct and indirect subsidiaries, including, without limitation, its wholly-owned subsidiary Haights Cross Operating Company (“Haights Cross”). Between November 2007 and January 2008, we initiated a sale process for all of our operating businesses. On June 30, 2008 we sold the subsidiary that contained our Oakstone Publishing business, which operated our Medical Education segment. On August 27, 2008 we sold the subsidiary that contained our Sundance Newbridge business, which operated our K-12 Supplemental Education segment. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. On July 1, 2008 we announced the suspension of our sale process to offer for sale our Triumph Learning and Recorded Books businesses.
     The Company is a developer and publisher of products for the K-12 Education and library markets. The Company’s products include state-specific test preparation materials, skills assessment and intervention books and unabridged audiobooks. The Company’s products are sold primarily to schools and libraries.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective at the beginning of the Company’s 2009 fiscal year. The Company does not believe that the adoption of SFAS 160 will have an impact on the Company’s consolidated financial statements.

     On January 1, 2008, the Company adopted certain provisions of FASB Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. As of September 30, 2008 the Company did not have any fair valued financial item under the scope of SFAS 157 and therefore the provision of SFAS 157 adopted on January 1, 2008 did not have an impact on the Company’s consolidated financial statements.
     The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact, if any, these additional SFAS 157 provisions will have on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“SFAS 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company has not elected to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement does not have any impact on the Company’s consolidated financial statements.
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
4. Stock Based Compensation
     Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period for each option. The Company did not issue any form of Stock Options for the three and nine months ended September 30, 2008 and 2007. For the three and nine months ended September 30, 2008 and 2007, compensation expense recorded relating to the grant of stock options was de minimus. However as described below Restricted Shares were issued to the directors and related compensation expense was recorded.
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

The compensation expense recorded for these restricted shares was $0 and $0.1 million for the three and nine months ended September 30, 2008, respectively and $1.4 million during the quarter ended September 30, 2007.
5. Inventory
     Inventory consists of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$1,396	$1,114
Work-in-process	693	429
Finished goods	20,084	17,919

	22,173	19,462
Less allowance for obsolescence	2,642	2,548

Inventory, net	$19,531	$16,914

6. Pre-publication Costs
     Pre-publication costs consist of the following:

	September 30,	December 31,
	2008	2007
Pre-publication costs	$102,487	$87,519
Less accumulated amortization	(62,433)	(50,841)

Pre-publication costs, net	$40,054	$36,678

7. Dispositions
Oakstone Publishing
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
     The operating results of the Oakstone Publishing business for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue	$—	$8,927	$14,523	$23,557
Cost of goods sold	—	2,656	4,329	6,785
Marketing and sales	—	2,586	5,290	7,039
Fulfillment and distribution	—	876	1,802	2,466
General and administrative	—	856	1,951	2,580
Amortization of pre-publication costs	—	219	756	909
Depreciation expense	—	237	650	832

Income from operations of Oakstone Publishing before provision for income taxes	—	$1,497	$(255)	$2,946
Provision for income taxes	—	—	(313)	(313)

Net income (loss) from operation of Oakstone Publishing	$—	$1,497	$(568)	$2,633

     On June 30, 2008, the assets and liabilities of the Oakstone Publishing business were sold for gross proceeds of $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. A gain of $15.1 million, as shown below, presented as a gain on disposal of discontinued operations, was recorded on the sale. At September 30, 2008, there was $0.4 million of accrual remaining which represents liabilities of the Oakstone Publishing business. The escrow account balance of $4.8 million is subject to downward purchase price adjustments, up to the full balance, based on adjustments to working capital and the representations and warranties made in the purchase agreement. Claims made against this escrow balance will reduce the gain on sale on the Oakstone Publishing business. The Company and the buyer of the Oakstone Publishing business are in discussions regarding such adjustments to the escrowed amount. The carrying amounts of Oakstone Publishing assets and liabilities as of June 30, 2008 were as follows:

June 30,
2008
(Unaudited)
Assets and liabilities:
Working capital, net (excluding cash)	$26,394
Pre-publication costs, net	1,884
Property and equipment, net	1,720

Net assets on date of sale	$29,998

Calculation of gain on sale:
Proceeds	$47,552
Tax provision	(1,001)
Less: transaction costs	(1,457)
Less: book value of net assets sold	(29,998)

Gain on disposal of Oakstone Publishing	$15,096

     The gain on disposal of discontinued operations includes the effect of the write-off of deferred tax assets and liabilities associated with Oakstone Publishing.
Sundance Newbridge
     On August 27, 2008 we sold the assets of the subsidiary that contained our Sundance Newbridge business, which operated our K-12 Supplemental Education segment. The Sundance imprint publishes supplemental educational materials for shared reading, guided reading, independent reading, phonics, and comprehension skills for students in PreK-8. Sundance also markets non-proprietary, supplemental literature products for students in grades K-6. The Newbridge imprint publishes nonfiction, guided reading materials, Big Books and teachers’ guides in the content areas of standards-based science, social studies, and math for students in PreK-8.
     The results of operations of the Sundance Newbridge business have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.
     The operating results of the Sundance Newbridge business for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue	$3,301	$7,176	$14,079	$22,309
Cost of goods sold	553	2,323	3,054	7,092
Marketing and sales	596	2,622	3,657	8,945
Fulfillment and distribution	325	873	1,631	2,560
General and administrative	484	826	1,618	2,603
Restructuring charges	72		1,310	—
Amortization of pre-publication costs	164	864	1,720	4,940
Depreciation expense	36	226	231	668

Income (loss) from operations of Sundance Newbridge before provision for income taxes	1,071	$(558)	$858	$(4,499)

Net income (loss) from operation of Sundance Newbridge	$1,071	$(558)	$858	$(4,499)

     On August 27, 2008, the assets of the Sundance Newbridge business were sold for gross proceeds of $5.9 million. A gain of $0.8 million, as shown below, presented as a gain on disposal of discontinued operations, was recorded on the sale. At September 30, 2008, there was $1.8 million of accrual remaining which represents liabilities of the Sundance Newbridge business.

September 30,
2008
(Unaudited)
Calculation of gain on sale:
Proceeds	$5,912
Tax provision	(159)
Less: transaction costs	(303)
Less: book value of net assets sold	(4,246)
Less: assumed liabilities	(428)

Gain on disposal of Sundance Newbridge	$776

          We also entered into a post acquisition service agreement with the purchaser of Sundance Newbridge under which Triumph Learning provides warehouse, distribution and customer service to the purchaser under an arms length agreement. The revenues and expenses of this arrangement are reported in other income and expense and included $0.2 million of revenues and $0.2 million of expense in the quarter ended September 30, 2008.
     In addition to gain on the disposal of Oakstone Publishing and Sundance Newbridge, a $0.1 and $0.2 million expense for Chelsea House was recorded for three and nine month periods ending September 30, 2008, respectively. Chelsea House was discontinued during 2005. Total income on disposal of discontinued operations, for the three and nine month periods ending September 30, 2008 was $1.2 million and $15.9 million, respectively.
8. Goodwill
     Goodwill and other intangible assets with indefinite lives are tested for impairment annually and more frequently if impairment indicators exist, as required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill as calculated is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference.
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

		September 30,	December 31,
Definite Life Assets	Lives	2008	2007
Customer list	10 years	$20,380	$20,380
Non-compete agreements	3-5 years	850	850
Other	5 years	161	137

		21,391	21,367
Less: accumulated amortization		(8,977)	(7,303)

		12,414	14,064
Trademarks	Indefinite	2,741	2,741

Net intangible assets		$15,155	$16,805

     Amortization expense for each of the three-month periods ended September 30, 2008 and 2007 was $0.6 million and for each of the nine-month periods ended September 30, 2008 and 2007, was $1.7 million. Accumulated amortization amounts by asset type as of September 30, 2008 were $8.2 million for customer list, $0.7 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2007 was $6.7 million for customer lists, $0.5 million for non-compete agreements and $0.1 million for other intangible assets.
     Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total
Amortization of intangibles:
Remainder of 2008	557
2009	2,182
2010	2,050
2011	2,045
2012	2,040
Thereafter	3,540

$12,414

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
     On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereas the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing would be consolidated into the shared services division; the accounting functions will be taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment will be incorporated in to the shared service facility in Northborough, MA; and the manufacturing and product purchasing functions will be consolidated into a new shared manufacturing group that is being formed in our Iowa City location. The purpose of this restructuring is to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning will be moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions will be relocated to Northborough, MA; and the manufacturing functions located in NY will be moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance Newbridge related to the shared service facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008 and expects to incur a total restructuring charge of approximately $1.1 million in connection with this effort.

     Restructuring activity related to the Options Publishing merger with Buckle Down Publishing relates to Options Publishing and is therefore is reported within the Test-prep and Intervention segment.
     The cost of the restructuring activity by type of cost for three and nine months ended September 30, 2008 and 2007 is as follows:

	Severance	Lease	Relocation
	and	Terminations	and	Total
	Related	Costs	Other	Consolidation
Buckle Down –– Warehouse and Order Fulfillment Consolidation
Amount expected to be incurred	$65	$180	$162	$407

2007
Accrued restructuring liability as of December 31, 2006	—	105	—	105
Restructuring expense	—	19	—	19
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of March 31, 2007	—	97	—	97
Restructuring expense	—	19	—	19
Cash paid	—	(27)	—	(27)

Accrued restructuring liability as of June 30, 2007	—	89	—	89
Restructuring expense	—	19	—	19
Cash paid	—	(28)	—	(28)

Accrued restructuring liability as of September 30, 2007	$—	$80	$—	$80

2008
Accrued restructuring liability as of December 31, 2007	—	71	—	71

Restructuring expense	—	19	—	19
Cash paid	—	(28)	—	(28)

Accrued restructuring liability as of March 31, 2008	—	62	$—	62
Restructuring expense	—	19	—	19
Cash paid	—	(29)	—	(29)

Accrued restructuring liability as of June 30, 2008	—	52	$—	52
Restructuring expense	—	19	—	19
Cash paid	—	(29)	—	(29)

Accrued restructuring liability as of September 30, 2008	$—	$42	$—	$42

Options Publishing — Consolidation with Buckle Down
Amount expected to be incurred	$1,000	$—	$87	$1,087

2008
Accrued restructuring liability as of December 31, 2007	626	—	—	626

Restructuring expense	155	—	26	181
Cash paid	(696)	—	(26)	(722)

Accrued restructuring liability as of March 31, 2008	85	—	—	85
Restructuring expense	66	—	—	66
Cash paid	(111)	—	—	(111)

Accrued restructuring liability as of June 30, 2008	40	—	—	40

Restructuring expense	—	—	—	—
Cash paid	(40)	—	—	(40)

Accrued restructuring liability as of September 30, 2008	$—	$—	$—	$—

     In addition to the severance and related relocation and other cash expenses incurred in connection with the Options Publishing consolidation with Buckle Down Publishing, an additional $0.2 million restructuring expense was incurred during the first quarter 2008 due to the write off of accumulated product development costs associated with projects abandoned with the merger.
11. Income Taxes
     Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company did not recognize any adjustments in the liability for unrecognized tax benefits. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. There were no significant interest and penalty expense related income tax matters recorded during the three and nine months ended September 30, 2008.

     The Company files income tax returns in the U.S. federal, state, local and foreign jurisdictions. Income tax returns filed for fiscal years 2003 and earlier are no longer subject to examination by state, local and foreign authorities. Income tax returns filed for fiscal year 2004 and earlier are no longer subject to examination by U.S. federal authorities. Certain income tax returns for fiscal years 2004 through 2007 remain open to examination by state, local and foreign tax authorities and certain income tax returns for fiscal year 2005 through 2007 remain open to examination by U.S. federal tax authorities. Currently none of the federal or state tax returns are under examination. The Company believes that no provisions are required for all income tax uncertainties pertaining to these open tax years.
     The continuing operations (provision) benefit for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Current income tax expense:
Foreign	$(158)	$(100)	$(501)	$(303)
Benefit recognized as a result of the discontinued operations gain	772	—	5,627	—
Deferred income tax expense:
U.S. Federal	(829)	(612)	(2,487)	(2,698)

Total benefit (provision) for income taxes	$(215)	$(712)	$2,639	$(3,001)

     Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.5 million and $0.3 million in the three-month periods ended September 30, 2008 and 2007, respectively and $1.6 million and $0.9 million in the nine-month periods ended September 30, 2008 and 2007.
     In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon facts and circumstances known to the Company. The Company’s effective rate is based on expected pretax income or loss, statutory tax rates, changes in the deferred tax asset valuation allowance and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The Company has recorded an income tax benefit in continuing operations of $5.6 million as a result of the gain on the disposal of the Oakstone Publishing and Sundance Newbridge businesses, included within discontinued operations. The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.
     Under Section 382 of the Internal Revenue Code, based on the change of control, there could be limitations on the utilization of the Company’s NOL deductions in future periods. The annual limitation on utilization of NOL’s is expected to be approximately $20 million. The Company has evaluated the impact of this change of control on the utilization of our NOL’s and believes the impact of the 382 limitation will not be significant as built-in gains relating to businesses sold within 5 years of the change in control serve to increase the annual section 382 limitation.
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
     The Senior Notes mature on August 15, 2011, and were effectively subordinated to the Term Loans to the extent of the collateral securing the Term Loans. The Senior Notes contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004. On August 15, 2008, the Company entered into a new Credit Agreement, repaid its Term Loans in full, and repurchased and retired Senior Notes in the aggregate principal amount of $31.2 million from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any.
     The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 17).
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
     The final maturity date for the New Term Loan is May 15, 2011. We are required to apply 75% of our annual consolidated excess cash flow (as defined) to prepay any amounts outstanding under the New Term Loan. In addition, subject to certain exceptions and reinvestment basket, we are required to use any net proceeds from the sale or disposition of our assets, net casualty, condemnation proceeds or other extraordinary proceeds and net proceeds from the issuance or incurrence of debt or equity to prepay the New Term Loan. In general, prepayment premiums are not applicable to partial prepayments in accordance with the above. However, prepayment premiums are applicable to (a) partial prepayments on account of debt or equity issuances above agreed on baskets, (b) voluntary prepayments, and (c) upon payments of the New Term Loan (See Note 14) in full on account of any mandatory or voluntary prepayments. When applicable, the following prepayment premiums apply: prepayments on or prior to August 15, 2009 are subject to a premium of 102% of the principal, prepayments after August 15, 2009, but on or before August 15, 2010 are subject to a premium of 101% of the principal. Thereafter, the Company may make prepayments without paying a premium.
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
     The credit facilities require Haights Cross and the other loan parties to maintain a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a minimum net EBITDA (as defined) . The maximum secured leverage ratio is 3.33:1 beginning with the quarter ending September 30, 2008, and then ranges from 3.36:1 to 2.94:1 through the fiscal quarter ending March 31, 2011. The minimum fixed charge coverage ratio is 0.83:1 beginning with the Company’s fiscal quarter ending September 30, 2008 and then ranges between 0.80:1.00 and 0.67:1 through the fiscal quarter ending March 31, 2011. The minimum net EBITDA is $29.8 million beginning with the Company’s fiscal quarter ending September 30, 2008, and then ranges over time between $29.2 million to $33.4 million through the fiscal quarter ending March 31, 2011. The secured leverage ratio is defined as the ratio of Haights Cross’ senior secured debt (net of up to $10 million of balance sheet cash) to the Company’s consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date. The fixed charge coverage ratio is defined as the ratio of the Company’s consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date to the Company’s consolidated interest expense, plus total taxes and total capital expenditures (subject to certain limited exceptions) for the same period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of September 30, 2008 the Company was in compliance with all terms and financial covenants of the Credit Agreement.
     As of September 30, 2008, the effective interest rate on all borrowings under the New Term Loan was 11.25%.
Backstop Commitment
     Effective July 29, 2008, Haights Cross entered into a commitment letter with Monarch Capital on behalf of certain of its affiliated investment funds and Glenview on behalf of certain of its affiliated investment funds. Pursuant to the Commitment Letter, Monarch Capital’s and Glenview’s affiliated investment funds made commitments to provide $75 million of senior secured term loans to Haights Cross to refinance its then existing senior secured term loan indebtedness that matured on August 15, 2008. See Note 19 to our consolidated financial statements. These commitments expired upon the execution of the Credit Agreement and consummation of the loan transaction described above.
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
     The following table is a summary of the Company’s current outstanding debt as of September 30, 2008 (in thousands):

				Premium	Interest Rate	Book Value
				(Discount)	As of	As of
	Issuance	Due	Face	At	September 30,	September 30,
Instrument	Date	Date	Amount	Issuance	2008	2008
Haights Cross:
New Term Loan	08/15/08	05/15/11	$108,200	––	11.25%	$108,200

113/4% Senior notes	08/20/03	08/15/11	$108,800	––	11.75%	108,800
113/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	31,318

						140,118
Haights Cross Communications:
121/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	129,649

Total debt						$377,967

     The following table shows the required future repayments under the Company’s current financing arrangements as of September 30, 2008 (in thousands):

2011	382,000
Less: Unamortized discounts and other	(4,033)

Total	$377,967

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
     Application of Net Proceeds from Oakstone Publishing Sale. On June 30, 2008, the Company sold its Oakstone Publishing business for gross proceeds of $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. The cash consideration from the sale was received on July 1, 2008. Under the indentures for the Senior Notes and the Senior Discount Notes, within 365 days after the receipt of the net proceeds from an asset sale, such as the Oakstone Publishing sale, the Company may apply such net proceeds, at its option to (i) repay obligations under any credit facilities (as defined), (ii) to acquire all or substantially all of the assets of, or any capital stock or, another permitted business (as defined), (iii) to make capital expenditures, or to acquire any other assets that are not classified as current assets under generally accepted accounting principles and that are used or useful in a permitted business. Any net proceeds that are not applied or invested within 365 days as provided above will constitute excess proceeds. If the aggregate excess proceeds were to exceed $10 million, the indentures for our Senior Notes and Senior Discount Notes would require the Company to offer to apply such proceeds to the repayment of the Company’s term loans and/or such notes. The Credit Agreement for its New Term Loan (see Note 12) further requires Haights Cross to apply such excess proceeds to the repayment of the New Term Loan no later than the date that is 30 days prior to the date on which Haights Cross would have to apply such proceeds as dictated by the indentures for the Senior Notes and Senior Discount Notes. On August 15, 2008 the Company applied a portion of the net proceeds from the Oakstone Publishing sale to the repayment of its senior secured term debt and anticipates that it will apply additional amounts for other permitted uses, such as capital expenditures or additional repayments of the New Term Loans, such that excess proceeds, if any, at the end of the 365 day period will be less than $10 million.
15. Comprehensive Loss
     The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net income (loss)	$(591)	$107,013	$5,854	$79,964
Foreign currency translation adjustment	(437)	79	(440)	184

Comprehensive Loss	$(1,028)	$107,092	$5,414	$80,148

16. Segment Reporting
     The Company’s operating segments are regularly reviewed by the chief operating decision maker for purposes of allocating resources and assessing performance.

     The Company’s financial reporting is organized into two business segments: Test-prep and Intervention and Library.
     Our Test-Prep and Intervention segment is comprised of our Triumph Learning and Buckle Down Publishing/ Options Publishing businesses, which have been aggregated due to the similarity of their economic and business characteristics. Our Library segment is comprised of our Recorded Books business. Our Medical Education segment was comprised of our Oakstone Publishing business which was sold on June 30, 2008 and our K-12 Supplemental Education segment was comprised of our Sundance Newbridge business, which was sold on August 27, 2008. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements and Medical Education and K-12 Supplemental Education segments are not included in the information below. (See Note 7 “Dispositions”)
     The information presented below includes certain expense allocations between the corporate office and the operating business segments. The information is presented after all intercompany and intersegment eliminations and is therefore not necessarily indicative of the results that would be achieved had the business segments been stand-alone businesses. Corporate general and administrative expenses consist of general corporate administration expenses not allocated to the operating business segments.
     The results of operations and other data for the two reporting segments and corporate for the three and nine-month periods ending September 30, 2008 and 2007 are as follows:

	Test-prep &
	Intervention	Library	Corporate	Consolidated
Three Months Ended September 30, 2008 (unaudited)
Revenue	$25,603	$23,474	$––	$49,077
Cost of goods sold	4,712	8,263	––	12,975
Marketing and sales	6,501	3,415	––	9,916
Fulfillment and distribution	1,685	1,515	––	3,200
General and administrative	1,939	2,052	3,320	7,311
Restructuring charges	19	––	––	19
Amortization of pre-publication costs	2,704	1,477	––	4,181
Depreciation expense and amortization of intangibles	838	176	10	1,024

Income (loss) from operations	$7,205	$6,576	$(3,330)	$10,451

Interest expense	$4,409	$754	$6,049	$11,212
Capital expenditures –– property and equipment	123	149	15	287
Capital expenditures –– pre-publication costs	2,848	1,844	––	4,692
Goodwill	50,488	64,513	––	115,001
Total assets	122,026	111,794	50,005	283,825

	Test-prep &
	Intervention	Library	Corporate	Consolidated
Three Months Ended September 30, 2007 (unaudited)
Revenue	$26,234	$21,349	$––	$47,583
Cost of good sold	5,375	7,570	––	12,945
Marketing and sales	6,333	3,633	––	9,966
Fulfillment and distribution	1,653	1,459	––	3,112
General and administrative	2,171	2,023	6,652	10,846
Restructuring charges	19	––	––	19
Amortization of pre-publication costs	2,255	1,416	––	3,671
Depreciation expense and amortization of intangibles	719	205	15	939

Income (loss) from operations	$7,709	$5,043	$(6,667)	$6,085

Interest expense	$4,387	$1,161	$8,972	$14,520
Capital expenditures –– property and equipment	201	128	6	335
Capital expenditures –– pre-publication costs	3,101	1,637	––	4,738
Goodwill	50,488	64,513	––	115,001
Total assets	124,028	107,479	118,370	349,877

	Test-prep &
	Intervention	Library	Corporate	Consolidated
Nine Months Ended September 30, 2008 (unaudited)
Revenue	$66,768	$68,319	$––	$135,087
Cost of good sold	12,608	24,033	––	36,641
Marketing and sales	20,091	10,819	––	30,910
Fulfillment and distribution	5,392	4,546	––	9,938
General and administrative	6,102	5,803	8,190	20,095
Restructuring charges	303	––	––	303
Amortization of pre-publication costs	7,695	4,370	––	12,065
Depreciation expense and amortization of intangibles	2,592	548	37	3,177

Income (loss) from operations	$11,985	$18,200	$(8,227)	$21,958

Interest expense	$12,456	$2,481	$18,416	$33,353
Capital expenditures –– property and equipment	376	445	18	839
Capital expenditures –– pre-publication costs	10,553	4,994	––	15,547
Goodwill	50,488	64,513	––	115,001
Total assets	122,026	111,794	50,005	283,825

	Test-prep &
	Intervention	Library	Corporate	Consolidated
Nine Months Ended September 30, 2007 (unaudited)
Revenue	$64,316	$64,300	$––	$128,616
Cost of good sold	12,647	22,968	––	35,615
Marketing and sales	17,536	11,103	––	28,639
Fulfillment and distribution	4,654	4,433	––	9,087
General and administrative	6,252	5,570	10,414	22,236
Restructuring charges	57	––	––	57
Amortization of pre-publication costs	6,217	3,998	––	10,215
Depreciation expense and amortization of intangibles	2,133	600	40	2,773

Income (loss) from operations	$14,820	$15,628	$(10,454)	$19,994

Interest expense	$12,996	$3,788	$33,377	$50,161
Capital expenditures –– property and equipment	543	519	67	1,129
Capital expenditures –– pre-publication costs	10,049	4,474	––	14,523
Goodwill	50,488	64,513	––	115,001
Total assets	124,028	107,479	118,370	349,877

17. Condensed Consolidating Financial Statements
     On August 20, 2003 and December 10, 2004, Haights Cross issued $140.0 million and $30.0 million, respectively, of its Senior Notes, and on August 15, 2008 the Company issued $108.2 million of New Term Loans . Both the Senior Notes and the New Term Loans have been fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. Haights Cross and its guarantor subsidiaries are 100% owned, directly or indirectly, by the Company. Subject to certain exceptions, Haights Cross is restricted in its ability to make funds available to the Company. The following unaudited interim condensed consolidating financial information of the Company is being provided pursuant to Rule 3-10(d) of Regulation S-X.
     Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended September 30, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$––	$––	$49,077	$––	$49,077
Costs and expenses	127	3,202	35,297	––	38,626

Income (loss) from operations	(127)	(3,202)	13,780	––	10,451
Equity in the income (loss) of subsidiaries	3,582	8,287	––	(11,869)	––
(Income) loss from discontinued operations	––	657	(1,847)	––	(1,190)
Other expenses (income)	4,046	846	7,340	––	12,232

Net (loss) income	$(591)	$3,582	$8,287	$(11,869)	$(591)

	Three Months Ended September 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$––	$––	$47,583	$––	$47,583
Costs and expenses	45	6,620	34,833	––	41,498

(Loss) income from operations	(45)	(6,620)	12,750	––	6,085
Equity in the income (loss) of subsidiaries	(1,520)	3,988		(2,468)	––
(Income) loss from discontinued operations	––	9	(938)	––	(929)
Other expenses (income)	(108,578)	(1,121)	9,700	––	(99,999)

Net (loss) income	$107,013	$(1,520)	$3,988	$(2,468)	$107,013

	Nine Months Ended September 30, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$––	$––	$135,087	$––	$135,087
Costs and expenses	381	7,846	104,902	––	113,129

Income (loss) from operations	(381)	(7,846)	30,185	––	21,958
Equity in the income (loss) of subsidiaries	14,651	7,408	––	(22,059)	––
(Income) loss from discontinued operations	––	(14,212)	(1,721)	––	(15,933)
Other expenses (income)	8,416	(877)	24,498	––	32,037

Net (loss) income	$5,854	$14,651	$7,408	$(22,059)	$5,854

	Nine Months Ended September 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$––	$––	$128,616	$––	$128,616
Costs and expenses	45	10,408	98,169	––	108,622

Income (loss) from operations	(45)	(10,408)	30,447	––	19,994
Equity in the income (loss) of subsidiaries	(6,884)	370	––	6,514	––
(Income) loss from discontinued operations	––	397	1,555	––	1,952
Other expenses (income)	(86,893)	(3,551)	28,522	––	(61,922)

Net (loss) income	$79,964	$(6,884)	$370	$6,514	$79,964

     Unaudited Interim Condensed Consolidating Balance Sheets:

	As of September 30, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets	$3,934	$38,753	$56,679	$—	$99,366
Investment in subsidiaries	87	209,294	—	(209,381)	—
Long term assets	1,149	5,708	177,602	—	184,459

Total assets	$5,170	$253,755	$234,281	$(209,381)	$283,825

Liabilities and Stockholders’ Deficit
Current liabilities	$202	$5,350	$24,864	$—	$30,416
Long term liabilities	146,255	248,318	123	—	394,696
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit and other	(141,290)	87	209,294	(209,381)	(141,290)

Total stockholders’ deficit	(141,287)	87	209,294	(209,381)	(141,287)

Total liabilities and stockholders’ deficit	$5,170	$253,755	$234,281	$(209,381)	$283,825

	As of December 31, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets	$3,872	$56,759	$101,025	$—	$161,656
Investment in subsidiaries	(15,314)	231,094	—	(215,780)	—
Long term assets	1,449	6,275	175,392	—	183,116

Total assets	$(9,993)	$294,128	$276,417	$(215,780)	$344,772

Liabilities and Stockholders’ Deficit
Current liabilities	$—	$137,554	$45,126	$—	$182,680
Long term liabilities	136,836	171,888	197	—	308,921
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit	(146,832)	(15,314)	231,094	(215,780)	(146,832)

Total stockholders’ deficit	(146,829)	(15,314)	231,094	(215,780)	(146,829)

Total liabilities and stockholders’ deficit	$(9,993)	$294,128	$276,417	$(215,780)	$344,772

     Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Nine Months Ended September 30, 2008
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(963)	$(10,876)	$10,242	$––	$(1,597)
Investing activities from continuing operations:
Additions to pre––publication costs	––		(15,547)	––	(15,547)
Additions to property and equipment	––	(19)	(820)	––	(839)
Additions to intangible assets	––	––	(24)	––	(24)
Proceeds from sale of business	––	48,716	––	––	48,716
Proceeds from sale of assets	––	1,181	2	––	1,183
Intercompany activity	1,026	(3,673)	2,647	––	––

Net cash provided by (used in) investing activities	1,026	46,205	(13,742)	––	33,489
Financing activities:					––
Proceeds from issuance of New Term Loans	––	108,200	––	––	108,200
Repayment of Senior Notes	––	(31,200)	––	––	(31,200)
Repayment of Senior Secured Term Loan	––	(124,850)	––	––	(124,850)
Additions to deferred financing costs	––	(2,951)	––	––	(2,951)

Net cash provided used in financing activities	––	(50,801)	––	––	(50,801)
Effect of exchange rates on cash	––	––	(296)	––	(296)
Net cash used in discontinued operations	––	(7,148)	5,403	––	(1,745)

Net change in cash and cash equivalents	63	(22,620)	1,607	––	(20,950)

Cash and cash equivalents at beginning of period	3,872	56,237	1,675	––	61,784

Cash and cash equivalents at end of period	$3,935	$33,617	$3,282	$––	$40,834

	Nine Months Ended September 30, 2007
	Parent		Guarantor
	Guarantor	HCOC	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$72	$(7,320)	$8,959	$––	$1,711
Investing activities from continuing operations:
Additions to pre-publication costs	––	––	(14,523)	––	(14,523)
Additions to property and equipment	––	(67)	(1,062)	––	(1,129)
Additions to intangible assets	––	––	(24)	––	(24)
Intercompany activity	1,977	(8,393)	6,416	––	––
Proceeds from sale of assets	––	––	6	––	6

Net cash provided by (used in) investing activities	1,977	(8,460)	(9,187)	––	(15,670)
Financing activities:				––
Transaction cost – troubled debt restructuring and Recapitalization	(1,932)	––	––	––	(1,932)
Proceeds from exercise of stock options	––	––	––	––	––
Repayment of senior secured term loan	––	(975)	––	––	(975)
Additions to deferred financing costs	––	(88)	––	––	(88)

Net cash provided used in financing activities	(1,932)	(1,063)	––	––	(2,995)
Effect of exchange rates on cash	––	––	132	––	132
Net cash used in discontinued operations	––	(106)	(4,584)	––	(4,690)

Net change in cash and cash equivalents	117	(16,949)	(4,680)	––	(21,512)

Cash and cash equivalents at beginning of period	3,718	63,989	2,140	––	69,847

Cash and cash equivalents at end of period	$3,835	$47,040	$(2,540)	$––	$48,335

18. Subsequent Events
     Effective October 8, 2008, the Company amended and restated its Second Amended and Restated Certificate of Incorporation of the Company, as amended (the “Existing Charter”) by filing the Third Amended and Restated Certificate of Incorporation of the Company (the “Third Amended and Restated Charter”). Certain provisions of the Existing Charter were amended or restated to provide for the following:
•	Addition of Section C “Reclassification” to Article IV, which ratifies and confirms the Company’s reclassification of its common stock and preferred stock that occurred on August 10, 2008 (the “Recapitalization”) by further reclassifying all shares of each and every class and series of capital stock of the Company outstanding immediately prior to the filing of the Third Amended and Restated Charter into shares of new Common Stock as reflected on the Company’s stock ledger, which ledger reflects the ownership of the Company based upon the effectiveness of the Recapitalization; and

•	Addition of a new Article VIII, which makes explicit the Company’s ability to provide certain indemnification rights and advancement of expenses to its directors, officers and agents in excess of the indemnification and advancement otherwise permitted by Section 145 of the General Corporation Law.
19. Related Party Transaction
     Pursuant to Management Stock Purchase Agreements dated August 10, 2007, Messrs. Crecca and Quandt purchased for $0.001 a share, 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007, for $0.001 per share director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta have purchased 8,117 shares of restricted stock each. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. In January 2008, prior to the vesting of his restricted stock, Mr. Ford elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital Management, LLC and February 21, 2008 for the issuance to Mr. McKenna. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $0 and $0.1 million for the three and nine months ended September 30, 2008, respectively.
     Monarch Alternative Capital LP (“Monarch Capital”), Deephaven Distressed Opportunities Trading Ltd. and New York Life Investment Management LLC each may be deemed to beneficially own more than 5% of our outstanding stock. Each of these entities or their affiliates also own positions in one or more of our Term Loans, Senior Notes or Senior Discount Notes. Mr. Vigliotta, a director, is a Principal at Monarch Capital and has served as a member of our Board of Directors since August 2007. Monarch Capital acquired its debt positions prior to Mr. Vigliotta’s appointment to our Board. Effective July 29, 2008, Haights Cross entered into a commitment letter (the “Commitment Letter”) with Monarch Capital on behalf of certain of its affiliated investment funds and Glenview Capital Management, LLC on behalf of certain of its affiliated investment funds (“Glenview” and together with Monarch Capital, the “Proposed Lenders”). Pursuant to the Commitment Letter, the Proposed Lenders made commitments to provide $75 million of senior secured term loans (the “Facility”) to Haights Cross to refinance its then existing senior secured term loan indebtedness that matured on August 15, 2008 (the “Refinancing”).
     This commitment was obtained as a backstop to ensure the Company had the ability to effect the Refinancing. Accordingly, Haights Cross was free to obtain financing in lieu of the Facility (the “Alternative Term Loan Facility”) and suffer no financial penalty. Upon Haights Cross’ election to proceed with an Alternative Term Loan Facility described above under “New Term Loans”, the commitments of Monarch and Glenview terminated.
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
     Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are: (i) our substantial leverage and indebtedness, which may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry; (ii) our obligation to meet financial covenants and inability to take certain actions because of restrictions contained in our debt instruments, which may adversely affect our operations; (iii) our history of losses, which we expect to continue; (iv) changes in funding of school systems and libraries by federal, state and local governments, including the risk that weaknesses in the United States economy will result in the curtailment, delay or reduction in federal, state and local government funding available to schools and libraries for the purchase of our products, which could reduce our sales and profits, if any, (v) our inability to compete in the highly competitive industries in which we operate, (vi) the effect that misuse, misappropriation or other loss of our proprietary rights could have on our results of operations; (vii) our need to defend against intellectual property infringement and other claims, which may cause us to incur significant costs and divert management attention; (viii) the inability of our investors to evaluate the application of our cash and cash equivalents, over which management is given broad discretion; (ix) our dependence on key personnel; (x) a growth in multimedia products that may compete with and reduce our publishing activities; (xi) technological changes that may reduce the sales of our products; (xii) the effect of an increase in paper or postage costs, which could adversely affect our business; (xiii) the ability of our principal stockholders, who own a large percentage of our common stock, to influence or control the Company; (xiv) our ability to update and expand the content of existing products and develop new products in a cost effective manner and on a timely basis; (xv) the effect that a material change to or repeal of the federal government’s No Child Left Behind Act of 2001 (“NCLB Act) would have on our revenue and profitability; (xvi) the effect that a substantial reduction in the emphasis placed by federal and state governments on assessment and remediation in K-12 education would have on our operations; (xvii) our dependence on a limited number of suppliers and service providers, the interruption of supply or service with which could have a material adverse effect on our operations; (xviii) a disruption in our distribution centers could significantly lower our revenues and profitability; (xix) our dependence on a central computer system, which if damaged, or if service is interrupted or a failure occurs, could adversely affect our customer relationships and harm our ability to attract new customers; (xx) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with recent and proposed future changes in SEC rules (including the Sarbanes-Oxley Act of 2002), listing standards and accounting rules; (xxi) our ability to utilize our net operating loss carryforwards; (xxi) the seasonal and cyclical nature of sales of our products; (xxii) changes in the competitive environment, including those which could adversely affect our cost of sales; (xxiii) changes in the relative profitability of products sold; (xxiv) regulatory changes that could affect the purchase of our products; (xxv) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xxvi) the potential effect of a continued weak economy on sales of our products; and (xxvii) the risk that our well-known authors will depart and write for our competitors.
     Information included in this Quarterly Report on Form 10-Q is made as of the date hereof. We undertake no obligation, and disclaim any duty, to update our forward-looking statements, including any financial projections we make. We do not endorse any projections regarding future performance that may be made by third parties.
Recent Developments
Refinancing and Repurchase of Senior Notes
     On August 15, 2008, we entered into a new credit agreement with DDJ Capital Management LLC, as administrative agent, and collateral agent, and certain other lenders. Under the Credit Agreement, we borrowed $108.2 million under a senior secured term loan facility with a maturity of May 15, 2011. We used a combination of the net proceeds of the New Term Loan and cash on hand, including the net proceeds from its previous sale of our Oakstone Publishing business, to repay the full amount of our Term Loans due August 15, 2008 in full. In addition, on August 15, 2008, we repurchased and retired Senior Notes in the aggregate principal amount of $31.2 million from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any. See Note 12 to our consolidated financial statements and “Liquidity and Capital Resources”.
     Effective July 29, 2008, Haights Cross entered into a commitment letter with Monarch Capital on behalf of certain of its affiliated investment funds and Glenview on behalf of certain of its affiliated investment funds. Pursuant to the Commitment Letter, Monarch Capital’s and Glenview’s affiliated investment funds made commitments to provide $75 million of senior secured term loans to Haights Cross to refinance its then existing senior secured term loan indebtedness that matured on August 15, 2008. See Note 19 to our consolidated financial statements. These commitments expired upon the execution of the Credit Agreement and consummation of the loan transaction described above.
Dispositions
     On June 30, 2008, we sold all the assets that comprised our Oakstone Publishing business, which previously constituted our Medical Education segment and on August 27, 2008, we sold all the assets that comprised our Sundance Newbridge business which previously constituted our K-12 Supplemental Education segment. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. We also entered into a post acquisition service agreement with the purchaser of Sundance Newbridge under which

Triumph Learning provides warehouse, distribution and customer service to the purchaser under an arms length agreement. This agreement provides for a 60 day cancellation by either party with notice.
Restructuring
     On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereby the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing were consolidated into the shared services division; the accounting functions were taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment were incorporated into the shared services facility in Northborough, MA; and the manufacturing and product purchasing functions were consolidated into a new shared manufacturing group that is being formed in our Iowa City location. The purpose of this restructuring is to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning were moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions were relocated to Northborough, MA; and the manufacturing functions located in NY were moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance Newbridge related to the shared services facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008 and incurred a total restructuring charge of approximately $1.1 million in connection with this effort.
     As of November 14, 2008 Management and the Board of Directors are evaluating cost reduction measures for implementation during the fourth quarter of 2008. The final approval and implementation of these measures could result in charges for restructuring during the fourth quarter of 2008.
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
Recent U.S. Economic Developments
     We anticipate that weaknesses in the United States economy may result in the curtailment, delay or reduction in federal, state and local government funding available to schools and libraries and may impact retail purchases.
Overview
     We are a leading developer and publisher of products for the K-12 education and library markets. Our products include state-specific test preparation materials, skills assessment and intervention books and unabridged audiobooks. Our high quality products are sold primarily to schools and libraries and we believe we have leading positions in the two markets we serve.
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
Business Segments
     Our financial reporting is organized into two business segments: Test-prep and Intervention and Library.
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
     On June 30, 2008, we sold all the assets that comprised our Oakstone Publishing business, which previously constituted our Medical Education segment and on August 27, 2008, we sold all the assets that comprised our Sundance Newbridge business which previously constituted our K-12 Supplemental Education segment. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements.
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
Revenue and Expense Recognition
     We recognize revenue from books when the product is shipped to the customer. Product shipment terms are FOB shipping point and collectability is reasonably assured at the time of shipment.
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

Income Taxes
     We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. A history of generating taxable income is required in order to substantiate the recording of a net deferred tax asset.
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
Results of Operations
     The operations of Oakstone Publishing, and Sundance Newbridge Publishing which were discontinued in the second and third quarters of 2008 respectively, have been removed from the continuing operations for all periods presented.
Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three—month period ended September 30, 2008 and 2007:

		Three Months Ended September 30,
	2008		2007
		(In thousands)
Revenue
Test Prep and Intervention	25,603	52.2%	26,234	55.1%
Library	23,474	47.8%	21,349	44.9%

Total Revenue	49,077	100.0%	47,583	100.0%
Cost of goods sold	12,975	26.4%	12,945	27.2%
Selling, general and administrative expenses:
Marketing and sales	9,916	20.3%	9,966	21.0%
Fulfillment and distribution	3,200	6.5%	3,112	6.5%
General and administrative expense	7,311	14.9%	10,846	22.8%
Restructuring charges	19	0.0%	19	0.0%

Total selling, general and administrative expenses	20,446	41.7%	23,943	50.3%
Amortization of pre-publication costs	4,181	8.5%	3,671	7.7%
Depreciation expense/amortization of intangibles	1,024	2.1%	939	2.0%

Income from operations	10,451	21.3%	6,085	12.8%
Interest expense	11,212	22.8%	14,520	30.5%
Other income (expenses), net of interest income	(805)	(1.7)%	115,231	242%

Income (loss) before taxes and discontinued operations	(1,566)	(3.2)%	106,796	224%
Benefit (provision) for income taxes	(215)	(0.4)%	(712)	(1.5)%

Income (loss) before discontinued operations	(1,781)	(3.6)%	106,084	223%
Income (loss) on disposal of discontinued operations	1,190	2.4%	929	2.0%

Net income (loss)	$(591)	(1.2)%	$107,013	225%

Revenue
     Our total revenue increased $1.5 million, or 3.1%, to $49.1 million for the three-month period ended September 30, 2008, from $47.6 million for the three-month period ended September 30, 2007. The increase is due to growth in the Library segment on strong performances from the schools and library channels. The increase was offset by a decline in our Test-Prep and Intervention segment on weak performance from Coach products.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment decreased $0.6 million, or 2.4%, to $25.6 million for the three-month period ended September 30, 2008, from $26.2 million for the three-month period ended September 30, 2007. This decrease is attributable to a large one time sale in prior year. A key provision of the NCLB Act required each state to implement, beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, and science and social studies are the subject of Triumph Learning’s test-prep study materials. Triumph Learning proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states. However, with the weakened economy we expect to see the schools react to budgetary pressures, which could have an adverse impact on revenue.
     Library. The Library segment, which consists of our Recorded Books business, publishes unabridged audiobooks and other audio-based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for approximately two-thirds of revenue. Revenue for the Library segment increased $2.1 million, or 10.0%, to $23.5 million for the three-month period ended September 30, 2008, from $21.3 million for the three-month period ended September 30, 2007. The majority of the segment revenue growth is attributable to increases from the school channel on the strong performances of PITR product lines, growth in our Core Library Channel which includes WF Howes, a UK subsidiary of Recorded Books, and increases in retail revenue from downloadable products.
Cost of Goods Sold
     Cost of goods sold increased $0.03 million, or 0.2%, to $13.0 million for the three-month period ended September 30, 2008, from $12.9 million for the three-month period ended September 30, 2007. Cost of goods sold as a percentage of revenue decreased to 26.4% from 27.2% period over period.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment decreased $0.7 million, or 12.3%, to $4.7 million for the three-month period ended September 30, 2008, from $5.4million for the three-month period ended September 30, 2007. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 18.4% from 20.5% period over period primarily due to lower inventory obsolescence charges.
     Library. Cost of goods sold for the Library segment increased $0.7 million, or 9.2%, to $8.3 million for the three-month period ended September 30, 2008 from $7.6 million for the three-month period ended September 30, 2007. Cost of goods sold as a percentage of revenue remained substantially the same, decreasing to 35.2% from 35.5% period over period.

Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense decreased $3.5 million, or 14.6%, to $20.5 million for the three-month period ended September 30, 2008, from $24.0 million for the three-month period ended September 30, 2007. The decrease is primarily due to payment of executive severance of $3.6 million and compensation expense of $1.4 million related to restricted stock issuances in the prior year that have no comparable costs in 2008, offset by a $2.1 million increase in financing fees related to legal costs and commitment fees paid to the lenders that provided the backstop financing option for our August 15, 2008 refinancing. Selling, general and administrative expense as a percentage of revenue decreased to 41.7% from 50.3% period over period due primarily to the decrease in executive and compensation expense discussed above.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment was $10.2 million for each of the three-month periods ended September 30, 2008 and 2007. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 39.6% from 38.8% period over period due to the increased catalog and direct mail related expenses offset by reduction in overhead costs.
     Library. Selling, general and administrative expense for the Library segment decreased $0.1 million, or 2.0%, to $7.0 million for the three-month period ended September 30, 2008, from $7.1 million for the three-month period ended September 30, 2007 primarily due to increased severance costs, offset by decreased catalog and direct mail related marketing expenses. Selling, general and administrative expense as a percentage of revenue decreased to 29.7% from 33.3% period over period.
     Corporate. Our corporate general and administrative expense decreased $3.3 million, or 50.1%, to $3.3 million for the three-month period ended September 30, 2008 from $6.6 million for the three-month period ended September 30, 2007 primarily due to reduction in staff, executive severance of $3.6 million and compensation expense of $1.4 million related to restricted stock issuance incurred in the prior year that has no comparable costs in 2008 offset by an increase in financing fees.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $0.5 million to $4.2 million for the three-month period ended September 30, 2008, from $3.7 million for the three-month period ended September 30, 2007. The increase over the prior period is a direct result of increased investments in new product spending within both segments.
Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles was $1.0 million for the three-month periods ended September 30, 2008 and 2007.
Interest Expense
     Interest expense decreased $3.3 million, or 23.0%, to $11.2 million for the three-month period ended September 30, 2008, from $14.5 million for the three-month period ended September 30, 2007. This decrease was due to the conversion of our Preferred B, which was converted into common stock on August 10, 2007 in connection with the Recapitalization Agreement. Our total outstanding debt decreased from $411.8 million as of September 30, 2007 to $378.0 million as of September 30, 2008.
     Cash interest expense decreased $0.9 million to $7.3 million for the three-month period ended September 30, 2008 from $8.2 million for the three-month period ended September 30, 2007. The average interest rate decreased to 8.49% for the three-month period ended September 30, 2008, from 9.73% for the three-month period ended September 30, 2007. Our cash interest bearing outstanding debt was $248.3 million as of September 30, 2008, compared to $297.0 million as of September 30, 2007.

     Interest expense consists of the following:

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Interest expense:
Term Loans	$1,245	$3,168
New Term Loan	1,555	—
11 3/4% senior notes	4,536	4,994
12 1/2% senior discount notes — non—cash	3,904	3,464
Series B senior preferred stock — non—cash	—	2,874
Other	7	47

Total interest expense	11,247	14,547
Less: capitalized interest	(35)	(27)

Net Interest expense	$11,212	$14,520

     We repaid the Term Loans on August 15, 2008, but expect to incur additional interest expense in connection with our New Term Loan facility pursuant to which we borrowed $108.2 million to repay the previously outstanding Term Loans. In addition, on August 15, 2008, we repurchased and retired $31.2 million in aggregate principal amount of the Senior Notes from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any. (See Liquidity and Capital Resources for further discussion on the Credit Agreement, including interest rates).
     As of September 30, 2008, the Company had $108.2 million in aggregate principal amount outstanding under the New Term Loan, with such amount bearing interest at 11.25%. The average interest rate on the Term Loans was 7.9% for the nine-month period ended September 30, 2008.
Discontinued Operations
     On June 30, 2008, the assets and liabilities of Oakstone Publishing were sold for gross proceeds for $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account. A gain of $15.1 million presented as a gain on disposal of discontinued operations, was recorded on the sale.
     On August 27, 2008, the assets of Sundance Newbridge Publishing were sold for gross proceeds of $5.9 million. A gain of $0.8 million presented as a gain on disposal of discontinued operations, was recorded on the sale.
Provision for Income Taxes
     The provision for income taxes in continuing operations includes an income tax benefit of $0.7 million as a result of the gain on the disposal of the Oakstone Publishing and Sundance Newbridge Publishing businesses, included within discontinued operations. The provision also includes $0.8 million of deferred income tax expense reflecting the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.
Net Income (Loss)
     Net loss for the three-month period ended September 30, 2008, was $0.6 million and net income was $107.0 million for the three-month period ended September 30, 2007. Net income for the three-month period ended September 30, 2008 included a gain on discontinued operations of $1.2 million. Operating income increased $4.4 million to $10.5 million for the three month period ended September 30, 2008, from $6.1 million for the three month period ended September 30, 2007 primarily due to the increase in revenue combined with decreased general and administrative costs. Other income/expenses decreased by $113.0 million period over period, primarily due to the inclusion of gain on troubled debt restructuring in the prior year, for which there is no comparable transaction in the current period. Excluding the effect of $116.0 million gain on troubled debt restructuring, other expenses decreased by $2.9 million
Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007
     The following table summarizes the results of operations and the percentage of total revenue represented by each category for the nine-month period ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008		2007
	(In thousands)
Revenue
Test Prep and Intervention	66,768	49.4%	64,316	50.0%
Library	68,319	50.6%	64,300	50.0%

Total Revenue	135,087	100.0%	128,616	100.0%
Cost of goods sold	36,641	27.1%	35,615	27.7%
Selling, general and administrative expenses:
Marketing and sales	30,910	22.8%	28,639	22.3%
Fulfillment and distribution	9,938	7.4%	9,087	7.1%
General and administrative expense	20,095	14.9%	22,236	17.3%
Restructuring charges	303	0.2%	57	0.0%

Total selling, general and administrative expenses	61,246	45.3%	60,019	46.7%
Amortization of pre-publication costs	12,065	8.9%	10,215	7.9%
Depreciation expense/amortization of intangibles	3,177	2.4%	2,773	2.2%

Income from operations	21,958	16.3%	19,994	15.5%
Interest expense	33,353	24.7%	50,161	38.9%
Other (income) expenses, net of interest income	1,323	1.0%	(115,084)	(89.4)

Income/(loss) before taxes	(12,718)	(9.4)%	84,917	66.0%
Tax benefit (provision)	2,639	2.0%	(3,001)	(2.3)%

Income/(loss) before discontinued operations	(10,079)	(7.4)%	81,916	63.7%
Income (loss) from discontinued operations	15,933	11.8	(1,952)	1.5%

Net income (loss)	$5,854	4.4%	$79,964	62.2%

Revenue
     Our total revenue increased $6.5 million, or 5.0%, to $135.1 million for the nine-month period ended September 30, 2008, from $128.6 million for the nine-month period ended September 30, 2007. The increase is due to growth in both the Library and Test-prep and Intervention segments.
     Test-prep and Intervention. Revenue for the Test-prep and Intervention segment increased $2.5 million, or 3.8%, to $66.8 million for the nine-month period ended September 30, 2008, from $64.3 million for the nine-month period ended September 30, 2007. This increase is attributable to growth in our Coach product lines offset by declines in the Buckle Down/Options product lines. A key provision of the NCLB Act required each state to implement beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, and science and social studies are the subject of Triumph Learning’s test-prep study materials. Triumph Learning proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states. However, with the weakened economy we expect to see the schools react to budgetary pressures, which could have an adverse impact on revenue.
     Library. Revenue for the Library segment increased $4.0 million, or 6.25%, to $68.3 million for the nine-month period ended September 30, 2008, from $64.3 million for the nine-month period ended September 30, 2007. The majority of the segment revenue growth is attributable to the strong performances of our School and Library channels. The growth in the School channel revenue is due primarily to the success of the PITR product line, while the growth in the Core Library channel revenue is due to the solid performance by My Library Download Video and Playaway, our new preloaded digital audio player product.

Cost of Goods Sold
     Cost of goods sold increased $1.0 million, or 2.9%, to $36.6 million for the nine-month period ended September 30, 2008, from $35.6 million for the nine-month period ended September 30, 2007. Cost of goods sold as a percentage of revenue decreased to 27.1% from 27.7% period over period.
     Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment was $12.6 million for the nine-month periods ended September 30, 2008 and 2007. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 18.9% from 19.7% period over period, primarily due to better collections, lower royalty expenses and lower expensed product development costs, which have been partially offset by an increase in promotions and discounts at Buckle Down and Options.
     Library. Cost of goods sold for the Library segment increased $1.1 million, or 4.6% to $24.1 million for the nine-month period ended September 30, 2008, from $23.0 million for the nine-month period ended September 30, 2007, due to the corresponding growth in revenue. Cost of goods sold as a percentage of revenue decreased to 35.2% from 35.7% period over period, due to improved sales mix and lower inventory obsolescence charges in 2008.
Selling, General & Administrative Expense
     Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $1.2 million, or 2.1%, to $61.2 million for the nine-month period ended September 30, 2008, from $60.0 million for the nine-month period ended September 30, 2007. The increase was due to an increase in catalog and direct mail related expenses and financing cost, offset by a decrease in severance cost. Selling, general and administrative expense as a percentage of revenue decreased to 45.3% from 46.7% period over period.
     Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment increased $3.4 million, or 11.9%, to $31.9 million for the nine-month period ended September 30, 2008, from $28.5 million for the nine-month period ended September 30, 2007. The increase was primarily due to increased catalog and direct mail related marketing expenses and increased overhead cost from the Northborough warehouse facility. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 47.8% from 44.3% period over period due to the increased catalog and direct mail related expenses as well as the increased facility costs from the fulfillment and distribution function.
     Library. Selling, general and administrative expense for the Library segment increased $0.1 million, or 0.3%, to $21.2 million for the nine-month period ended September 30, 2008, from $21.1 million for the nine-month period ended September 30, 2007, primarily due to increased severance costs offset by decreased catalog and direct mail related expenses. Selling, general and administrative expense as a percentage of revenue decreased to 31.0% from 32.8% period over period.
     Corporate. Our corporate general and administrative expenses decreased $2.2 million, or 21.4% to $8.2 million for the nine-month period ended September 30, 2008, from $10.4 million for the nine-month period ended September 30, 2007, primarily due to reduction in staff, executive severance and compensation expense related to restricted stock issuance incurred in the prior year that has no comparable costs in 2008, offset by an increase in financing cost.
Amortization of Pre-Publication Costs
     Amortization of pre-publication costs increased $1.8 million to $12.1 million for the nine-month period ended September 30, 2008, from $10.2 million for the nine-month period ended September 30, 2007. The increase over the prior period is a direct result of increased investments in new product spending within both the Test-prep and Intervention and Library segments.

Depreciation Expense and Amortization of Intangibles
     Depreciation expense and amortization of intangibles increased $0.4 million, or 14.6%, to $3.2 million for the nine-month period ended September 30, 2008, from $2.8 million for the nine-month period ended September 30, 2007 due to increased depreciation on our fixed assets.
Interest Expense
     Interest expense decreased $16.8 million, or 33.5%, to $33.4 million for the nine-month period ended September 30, 2008, from $50.2 million for the nine-month period ended September 30, 2007. This decrease was due to the conversion of our Preferred B, which was converted into common stock on August 10, 2007, in connection with the Recapitalization Agreement. Our total outstanding debt decreased from $411.8 million as of September 30, 2007, to $378.0 million as of September 30, 2008.
     Cash interest expense decreased $2.6 million to $22.2 million for the nine-month period ended September 30, 2008, from $24.8 million for the nine-month period ended September 30, 2007. The average interest rate decreased to 7.96% for the nine-month period ended September 30, 2008 from 9.86% for the nine-month period ended September 30, 2007. Our cash interest bearing outstanding debt was $248.3 million as of September 30, 2008, compared to $297.0 million as of September 30, 2007.
     Interest expense consists of the following:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Interest expense:
Term Loans	$6,066	$9,561
New Term Loan	1,555	—
11 3/4% senior notes	14,524	14,981
12 1/2% senior discount notes — non-cash	11,287	9,998
Series B senior preferred stock — non-cash	—	15,061
Other	18	638

Total interest expense	33,450	50,239
Less: capitalized interest	(97)	(77)

Net Interest expense	$33,353	$50,162

     We repaid the Term Loans on August 15, 2008, but expect to incur additional interest expense in connection with our New Loan facility pursuant to which we borrowed $108.2 million to repay the previously outstanding Term Loans. In addition, on August 15, 2008, we repurchased $31.2 million in aggregate principal amount of the Senior Notes from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any. (See Liquidity and Capital Resources for further discussion on the Credit Agreement, including interest rates).
     As of September 30, 2008, the Company had $108.2 million in aggregate principal amount outstanding under the New Term Loan, with such amount bearing interest at 11.25%.
Discontinued Operations
     On June 30, 2008, the assets and liabilities of Oakstone Publishing was sold for gross proceeds for $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.5 million placed in an escrow account. A gain of $15.1 million presented as a gain on disposal of discontinued operations, was recorded on the sale.
     On August 27, 2008, the assets of Sundance Newbridge Publishing were sold for gross proceeds of $5.9 million. A gain of $0.8 million presented as a gain on disposal of discontinued operations, was recorded on the sale.
Provision for Income Taxes
     The provision for income taxes in continuing operations includes an income tax benefit of $5.6 million as a result of the gain on the disposal of the Oakstone Publishing and Sundance Newbridge Publishing businesses, included within discontinued operations.

The provisions also includes $2.5 million of deferred income tax expense reflecting the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.
Net Income (Loss)
     Net income for the nine-month period ended September 30, 2008, was $5.8 million and $80.0 million for the nine-month period ended September 30, 2007. Net income for the nine-month period ended September 30, 2008 included a gain on discontinued operations of $15.9 million. Operating income increased $1.9 million to $21.9 million for the nine month period ended September 30, 2008 from $20.0 million for the nine month period ended September 30, 2007. Other income/expenses decreased by $99.6 million period over period, primarily due to the inclusion of gain on troubled debt restructuring in the prior year, for which there is no comparable transaction in the current period. Excluding the effect of $116.0 million gain on troubled debt restructuring, other expenses decreased by $16 million, primarily due to the decrease in interest expense.
Liquidity and Capital Resources
     We have relied primarily on our available cash balance to fund our working capital, capital expenditures, business acquisition and debt service requirements. As of September 30, 2008, we had an available cash balance of $40.8 million. During the nine month period ended September 30, 2008, we funded $15.5 million in pre-publication costs for new product development, $0.8 million of capital expenditures for property and equipment, and $22.2 million of cash interest payments.
     As of September 30, 2008, we had total indebtedness outstanding of $377.9 million, including our New Term Loan in the principal amount of $108.2 million, Senior Notes in the aggregate principal amount of $140.1 million and Senior Discount Notes in the aggregate accreted amount of $129.6 million. See Note 11 to our Consolidated Financial Statements. On August 15, 2008 we repaid the Term Loans with a combination of the net proceeds of a new term loan in the principal amount of $108.2 million and cash on hand, including net proceeds from our sale of our Oakstone Publishing business. In addition, on August 15, 2008 we repurchased from certain of the Lenders and their affiliates and retired at par, $31.2 million in principal amount of our Senior Notes. The Senior Notes which remain outstanding are general unsecured obligations of our subsidiary, Haights Cross, and also are guaranteed by our other subsidiaries and Haights Cross Communications. The Senior Notes are effectively subordinated to the New Term Loan to the extent of the collateral securing the New Term Loan. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications, ranking equally with all of Haights Cross Communications’ senior debt. However, the Senior Discount Notes are structurally subordinated to all existing and future liabilities of our subsidiaries, including the New Term Loans and the Senior Notes, and are effectively subordinated to the New Term Loan to the extent of the value of the collateral securing the New Term Loan.
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
     The credit facilities require us to maintain a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a minimum net EBITDA (as defined) . The maximum secured leverage ratio is 3.33:1 beginning with the quarter ending September 30, 2008, and then ranges from 3.36:1 to 2.94:1 through the fiscal quarter ending March 31, 2011. The minimum fixed charge coverage ratio is 0.83:1 beginning with our fiscal quarter ending September 30, 2008 and then ranges over time between 0.80:1.00 and 0.67:1 through the fiscal quarter ending March 31, 2011. The minimum net EBITDA is $29.8 million beginning with our fiscal quarter ending September 30, 2008, and then ranges between $29.2 million to $33.4 million through the fiscal quarter ending March 31, 2011. The secured leverage ratio is defined as the ratio of our senior secured debt (net of up to $10 million of balance sheet cash) to our consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date. The fixed charge coverage ratio is defined as the ratio of our consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date to the our consolidated interest expense, plus total taxes and total capital expenditures (subject to certain limited exceptions) for the same period. EBITDA, is defined as our earnings before taxes, interest, taxes, depreciation and amortization, subject to certain adjustments. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of September 30, 2008 we were in compliance with all provisions and covenants of the Credit Agreement.
          Backstop Commitment
     Effective July 29, 2008, Haights Cross entered into a commitment letter with Monarch Capital on behalf of certain of its affiliated investment funds and Glenview on behalf of certain of its affiliated investment funds. Pursuant to the Commitment Letter, Monarch Capital’s and Glenview’s affiliated investment funds made commitments to provide $75 million of senior secured term loans to Haights Cross to refinance its then existing senior secured term loan indebtedness that matured on August 15, 2008. See Note 19 to our consolidated financial statements. These commitments expired upon the execution of the Credit Agreement and consummation of the loan transaction described above.
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

     While we cannot assure that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our future liquidity needs until the maturity of our New Term Loan in May of 2011.
Cash Flows
     Net cash used in operating activities increased to $1.6 million for the nine-month period ended September 30, 2008 from net cash provided by operating activities of $1.7 million for the nine-month period ended September 30, 2007, primarily due to higher working capital needs compared to the prior period.
     Cash provided by investing activities increased to $33.5 million for the nine-month period ended September 30, 2008, from the cash used in investing activities of $15.8 million for the nine-month period ended September 30, 2007, primarily due to proceeds from the sale of Oakstone Publishing and Sundance Newbridge sales. Cash used in investing activities consists primarily of expenditures on pre—publication costs and property, plant and equipment.
     Cash used in financing activities increased to $50.8 million for the nine month periods ended September 30, 2008 from $3.0 million for the nine-month period ended 2007, primarily reflecting principal payments on our Term Loans, Senior Notes and proceeds from the New Term Loans.
Capital Expenditures
     Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the nine-month period ended September 30, 2008, we had $15.5 million of pre-publication expenditures compared to $14.5 million during the nine-month period ended September 30, 2007. We plan expenditures of $22.2 million for pre—publication costs in 2008. This level of spending is intended to support our successful core products and allow for the development of new products.
     Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the nine-month period ended September 30, 2008 we had $0.8 million of property, building and equipment expenditures compared to $1.1 million for the nine-month period ended September 30, 2007. We plan expenditures of $2.7 million for property and equipment in 2008.
Contingencies
     On June 30, 2008, the assets and liabilities of the Oakstone Publishing business were sold for gross proceeds of $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. The Company and the buyer of the Oakstone Publishing business are in discussions regarding such adjustments to the escrowed amount.
Contractual Obligations and Commitments
The following table summarizes our contractual cash obligations (including interest) as of September 30, 2008:

	Payments Due By Period
	Less Than			After
Contractual Obligations	1 Year	1-2 Years	3-5 Years	5 Years	Total
	(In thousands)
Operating leases	$2,198	$1,135	$536	$—	$3,869
New Term Loan(1)	13,176	13,176	116,393	—	142,745
11 3/4% Senior notes	16,309	16,309	155,109	—	187,727
12 1/2% Senior discount notes	8,438	16,875	152,531	—	177,844

Total	$40,121	$47,495	$424,569	$—	$512,185

(1)	New Term Loan is a floating rate instruments. The interest for this schedule was calculated using the effective interest for the fourth quarter 2008.

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
     As of September 30, 2008, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.0 million. As of September 30, 2008, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.1 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.
     As of September 30, 2008, we had $108.2 million in aggregate principal amount outstanding under the New Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, was 11.25% .
     We have minimal exposure to foreign currency rate fluctuations on our foreign sales, as currently we have minimal transaction gain or loss recognized in our statement of operations due to currency fluctuations, mainly fluctuations in UK pounds. As a result, we do not hedge the exposure to these changes. As of September 30, 2008, a hypothetical 10% change in the foreign currency exchange rates applicable to such transactions would not have a material impact on our results of operations.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     Pursuant to Rule 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 15d-15(e), as of September 30, 2008. Based on that evaluation, our disclosure controls and procedures were ineffective, as of the end of the period covered by this report, due to the material weakness in our internal control over financial reporting as previously reported in our Annual Report on Form 10K for the year ended December 31, 2007.
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
(b) Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Regarding the material weakness as previously reported in our Annual Report on Form 10K for the year ended December 31, 2007, we have identified the following changes necessary to improve our internal control over financial reporting:
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
     There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 other than the replacement in its entirety of the risks related to restrictive covenants in our debt instruments with the risk factor below and the addition of the risk factor below related to the U.S. economy.
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
          If we do not comply with the restrictions in the senior secured term loans, the indentures governing the senior notes and the senior discount notes or any of our other financing agreements, a default may occur. Under certain circumstances, this default may allow our creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. If we were unable to repay those amounts, the lenders under the senior secured term loans could proceed against the collateral granted to them to secure that indebtedness. We have pledged all of our assets as collateral to secure our obligations under senior secured term loans. If the lenders under the senior secured term loans accelerate the repayment of borrowings, we cannot assure you that a sale of the assets pledged as collateral would provide sufficient proceeds to repay the amounts outstanding under the senior secured term loans, the senior notes and the senior discount notes. See Note 12 to our Consolidated Financial Statements.
Risks Related to our Business
The recent U.S. financial turmoil and associated economic downturn is likely to harm our Test-prep and Intervention business and prospects.
We anticipate that the recent worldwide financial turmoil and associated economic downturn is likely to result in the curtailment, delay or reduction in federal, state and local government funding available to schools and libraries and the general retail markets. Lack of adequate funding would likely result in decreased revenue on the sale of such products. In order to mitigate any resulting decrease in revenue, we are working to design and implement a cost-savings plan. We cannot assure that these cost savings initiatives will offset any decrease in revenue effected by the downturn in funding. If our revenue grows more slowly than we anticipate, or if our cost savings initiatives are not successful, our business and prospects will be harmed.
Item 4.  Submission of Matters to a Vote of Security Holders.
     On or about September 15, 2008, stockholders beneficially owning an aggregate of 7,197,144 shares of our Common Stock, representing approximately 72% of the total shares of our common stock then outstanding, approved by written consent in lieu of a special meeting an amended and restated Certificate of Incorporation. Effective October 8, 2008, the Company amended and restated its Second Amended and Restated Certificate of Incorporation of the Company, as amended (the “Existing Charter”) by filing the Third Amended and Restated Certificate of Incorporation of the Company (the “Third Amended and Restated Charter”). Certain provisions of the Existing Charter were amended or restated to provide for the following:
•	Addition of Section C “Reclassification” to Article IV, which ratifies and confirms the Company’s reclassification of its common stock and preferred stock that occurred on August 10, 2008 (the “Recapitalization”) by further reclassifying all shares of each and every class and series of capital stock of the Company outstanding immediately prior to the filing of the Third Amended and Restated Charter into shares of new Common Stock as reflected on the Company’s stock ledger, which ledger reflects the ownership of the Company based upon the effectiveness of the Recapitalization; and

•	Addition of a new Article VIII, which makes explicit the Company’s ability to provide certain indemnification rights and advancement of expenses to its directors, officers and agents in excess of the indemnification and advancement otherwise permitted by Section 145 of the General Corporation Law.
     The above discussion of the Third Amended and Restated Charter is qualified in its entirety by reference to the text thereof, a copy of which is attached to the Company’s Form 8-K filed October 10, 2008. Under Delaware law, the action by written consent was sufficient to approve the matters without a vote of all stockholders; consequently, there were no votes cast against or withheld with respect to such matters.
Item 6. Exhibits

Exhibit
Number	Description	Page or Method of Filing
2.1	Asset Purchase Agreement by and among The Rowman & Littlefield Publishing Group, Inc., Sundance/Newbridge, LLC, Haights Cross Operating Company and Sundance/Newbridge Educational Publishing, LLC, dated as of August 27, 2008.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 4, 2008.

3.1	Third Amended and Restated Certificate of Incorporation dated October 8, 2008, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 10, 2008.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

3.2(a)	Amendment to Bylaws dated August 10, 2007, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.2(b)	Amendment to Bylaws dated September 21, 2007, of Haights Cross Communications, Inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

10.26	Amendment No. 2 dated October 8, 2008 to Shareholders Agreement dated August 10, 2007, as amended on January 29, 2008.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 10, 2008.

10.27	Separation and Release Agreement by and between Kevin McAliley and Haights Cross Communications, Inc., dated November 10, 2008.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz	Filed herewith

32*

*	The Company is not an “issuer,” as the term is defined by Section 2(a)(7) of the Sarbanes-Oxley Act of 2002 (the “Act”), because it does not have a class of securities registered under Section 12 of the Securities Act and it is not required to file reports under Section 15(d) of the Exchange Act. Accordingly, the Company is not required to file the certifications that are otherwise required by 18 U.S.C. Section 1350, which were adopted as Section 906 of the Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.
Dated: November 14, 2008	By:	/s/ PAUL J. CRECCA
Paul J. Crecca
Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 14, 2008	By:	/s/ MARK KURTZ
Mark Kurtz
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page or Method of Filing
2.1	Asset Purchase Agreement by and among The Rowman & Littlefield Publishing Group, Inc., Sundance/Newbridge, LLC, Haights Cross Operating Company and Sundance/Newbridge Educational Publishing, LLC, dated as of August 27, 2008.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 4, 2008.

3.1	Third Amended and Restated Certificate of Incorporation dated October 8, 2008, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 10, 2008.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

3.2(a)	Amendment to Bylaws dated August 10, 2007, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.2(b)	Amendment to Bylaws dated September 21, 2007, of Haights Cross Communications, Inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

10.26	Amendment No. 2 dated October 8, 2008 to Shareholders Agreement dated August 10, 2007, as amended on January 29, 2008.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 10, 2008.

10.27	Separation and Release Agreement by and between Kevin McAliley and Haights Cross Communications, Inc., dated November 10, 2008.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz	Filed herewith

32*

*	The Company is not an “issuer,” as the term is defined by Section 2(a)(7) of the Sarbanes-Oxley Act of 2002 (the “Act”), because it does not have a class of securities registered under Section 12 of the Securities Act and it is not required to file reports under Section 15(d) of the Exchange Act. Accordingly, the Company is not required to file the certifications that are otherwise required by 18 U.S.C. Section 1350, which were adopted as Section 906 of the Act.