Form 10-K/A
period 2007-12-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2009-01-30
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

Haights Cross Communications, Inc. (the “Company”) hereby amends, as set forth below, its Report on 2007 Form 10-K filed on March 31, 2008 (the “Original Report”) with regard to Item 8, Financial Statements and Supplementary Data, and Item 15, Exhibits, Financial Statements and Schedules, including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Original Report.

Item 8 of the Original Report is hereby amended in its entirety, as set forth below. Item 15 of the Original Report is hereby amended as set forth below. The Company does not hereby make any other changes to the Original Report.

PART II

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

/s/  Ernst & Young LLP

New York, New York
March 28, 2008

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

On August 10, 2007, we consummated the recapitalization pursuant to the Recapitalization Agreement. The recapitalization simplified the Company’s capital structure and resolved litigation between certain Preferred B holders of the Company and the Company. As a result of the recapitalization, the preference related to the Company’s outstanding shares of preferred stock including the Company’s Preferred B shares, which had a mandatory redemption feature, were extinguished improving the Company’s financial position and the former holders of the Company’s Preferred B shares received approximately 82% of the outstanding shares of Common Stock and thus voting control of the Company.

Under the terms of the Recapitalization Agreement, holders of our previously outstanding Preferred B converted their shares of Preferred B into approximately 82% of our outstanding shares of common stock, holders of our previously outstanding Preferred A, Preferred C and Preferred Warrants converted their shares and warrants into shares of common stock and common stock warrants representing approximately 15% of our outstanding shares of common stock, and certain members of management acquired new shares of common stock for $0.001 per share under the terms of management stock purchase agreements representing approximately 3% of our outstanding common stock. In connection with the foregoing, all previously outstanding shares of common stock were effectively eliminated through the reclassification into one share of common stock in a reverse split and all outstanding Common Warrants and options to purchase common stock were similarly effectively eliminated by the reverse split of the common stock. As a result of the closing of the transactions contemplated by the Recapitalization Agreement, the Company has only outstanding common stock and common stock warrants, and no shares of Preferred A, Preferred B or Preferred C, or stock options, remain outstanding.

In connection with the recapitalization, each Preferred A share and Preferred C share was reclassified into shares of Common Stock at the rate of one share of Common Stock for each $31.481 of accrued liquidation value of Preferred A share or Preferred C share as of June 30, 2007. Each Preferred B share was converted into approximately 4.09953 shares of Common Stock.

Pursuant to the management stock purchase agreements, management paid $0.001 per share to acquire the shares of common stock (See Note 17 “Stock Based Compensation”).

All of the Company’s previously outstanding warrants to purchase its Preferred A shares were automatically adjusted to become exercisable to purchase 70,301 shares of the Company’s Common Stock at a purchase price of $0.0003 per share of Common Stock. All of such rights were currently exercisable at the time of the closing of the recapitalization and have expiration dates of December 10, 2011.

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

The independent appraisal of the Company’s Common Stock was conducted utilizing three approaches: (i) a multi-period income approach, specifically a discounted cash flow method, (ii) a review of industry guideline companies and (iii) a review of industry acquisitions.

The significant assumptions in the discounted cash flow method include the discount rates used, which range from 15 to 17%, the terminal value multiples used and the projected revenues and profits of the Company based on management’s estimates and historical performance. The significant assumptions in the industry guideline approach included the selection of similar entities for market value and the determination that earnings multiples were the most indicative measure of value. Under the industry acquisition approach the significant assumptions include the determination of similar transactions for similar entities and a determination of the appropriate valuation multiples.

Once the value from each method was determined and weighted, a range of value was determined and a discount factor based on lack of marketability of 20% was applied to the values.

The adjustment of $59,746 to the accumulated deficit in our statement of changes in stockholders’ deficit for 2007 was calculated based on the fair value of shares issued in the recapitalization less the related legal fees and less the par value of the cancelled Common Stock.

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

3. Exhibits.  Haights Cross Communications, Inc. has filed the following Exhibits as part of this Report.

EXHIBIT INDEX

Exhibit
No.		Exhibit Description

2.1		Asset Purchase Agreement, dated as of March 6, 2004, by and among Haights Cross Communications, Inc., Buckle Down Publishing Company and the other parties named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 20, 2004
2.2		Asset Purchase Agreement, dated as of November 11, 2004, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, Options Publishing, LLC, Options Publishing, Inc., and certain stockholders of Options Publishing, Inc. named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004
2.3		Purchase and Sale Agreement, dated as of November 11, 2004, by and between Options Publishing, LLC and Merrimack M&R Realty LLC, incorporated by reference to Exhibit 2.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004
3.1		Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
3	.1(a)	Certificate of Amendment dated August 10, 2007 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 16, 2007
3	.1(b)	Certificate of Amendment dated June 28, 2007 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1(a) of Haights Cross Communications, Inc.’s Quarterly Report on Form 10-Q filed November 14, 2007
3	.1(c)	Certificate of Amendment dated January 29, 2008 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed January 31, 2008
3	.1(d)	Certificate of Elimination of Shares of Haights Cross Communications, Inc. Designated as Series C Preferred Stock dated January 30, 2008, incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed January 31, 2008
3.2		Bylaws of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3	.2(a)	Amendment to the Bylaws of Haights Cross Communications, Inc. dated August 10, 2007, incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 16, 2007
3	.2(b)	Amendment to the Bylaws of Haights Cross Communications, Inc. dated September 21, 2007, incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 27, 2007
3.3		Certificate of Incorporation of Haights Cross Operating Company, incorporated by reference to Exhibit 3.3 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.4		Bylaws of Haights Cross Operating Company, incorporated by reference to Exhibit 3.4 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.5		Certificate of Formation of Triumph Learning, LLC, incorporated by reference to Exhibit 3.7 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.6		Amended and Restated Limited Liability Company Agreement of Triumph Learning, LLC, incorporated by reference to Exhibit 3.8 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.	Exhibit Description

3.7	Certificate of Formation of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.8	Amended and Restated Limited Liability Company Agreement of Oakstone Publishing, LLC, incorporated by reference to Exhibit 3.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.9	Certificate of Formation of Recorded Books, LLC, incorporated by reference to Exhibit 3.11 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.10	Amended and Restated Limited Liability Company Agreement of Recorded Books, LLC, incorporated by reference to Exhibit 3.12 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.11	Certificate of Formation of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.13 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.12	Amended and Restated Limited Liability Company Agreement of Sundance/ Newbridge Educational Publishing, LLC, incorporated by reference to Exhibit 3.14 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.13	Articles of Association of W F Howes Limited, incorporated by reference to Exhibit 3.17 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
3.14	Memorandum of Association of W F Howes Limited, incorporated by reference to Exhibit 3.18 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
4.1	Indenture, dated as of August 20, 2003, by and between Haights Cross Operating Company and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
4.2	Form of Haights Cross Operating Company 11 3/4% Senior Note due 2011, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
4.3	Indenture, dated as of February 2, 2004, by and between Haights Cross Communications, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.4 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
4.4	Form of Haights Cross Communications, Inc. 12 1/2% Senior Discount Note due 2011, incorporated by reference to Exhibit 4.5 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004
4.5	Supplemental Indenture, dated as of December 10, 2004, by and among Options Publishing, LLC, Haights Cross Operating Company, the guarantors signatory thereto, and Wells Fargo Bank, N.A., as trustee, supplementing the Indenture, dated as of August 20, 2003, among Haights Cross Operating Company, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004
4.6	Form of Warrant for the Purchase of Shares of Common Stock of Haights Cross Communications, Inc., incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K filed March 31, 2008
10.1	Lease Agreement, dated as of January 15, 2003, by and between Sundance Publishing, LLC and LIT Industrial Limited Partnership, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

Exhibit
No.		Exhibit Description

10.2		Investors Registration Rights Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company and the Holders (as defined therein), incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10	.3+	Haights Cross Communications, Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 10.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.4		Term Loan Agreement, dated as of August 20, 2003, by and among Haights Cross Operating Company, the Several Lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as Administrative Agent, incorporated by reference to Exhibit 10.10 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003
10.5		Term Loan Agreement, dated as of December 10, 2004, by and among Haights Cross Operating Company, Bear Stearns & Co. Inc., as lead arranger, Bear Stearns Corporate Lending Inc., as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 1.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004
10	.6+	Description of the Haights Cross Communications, Inc. Annual Management/ Employee Bonus Plan for fiscal year 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 6, 2007
10	.7+	Description of the Haights Cross Communications, Inc. Annual Management/ Employee Bonus Plan for fiscal year 2008, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 11, 2008
10	.8+	Description of the Haights Cross Communications, Inc. 2006 Expense Savings Incentive Plan, incorporated by reference to Exhibit 99.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 6, 2007
10	.9+	Employment Agreement, dated January 31, 2007, by and between Haights Cross Communications, Inc. and Paul J. Crecca, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10	.10+	Amendment dated December 11, 2007 to the Employment Agreement between Haights Cross Communications, Inc. and Paul J. Crecca, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 11, 2007
10	.11+	Noncompetition Agreement, dated January 31, 2007, by and between Haights Cross Communications, Inc. and Paul J. Crecca, incorporated by reference to Exhibit 10.4 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10.12		Recapitalization Agreement, dated June 29, 2007 by and among Haights Cross Communications, Inc. and the Investors named therein, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed July 6, 2007
10.13		Shareholders’ Agreement by and among Haights Cross Communications, Inc. and the Investors named therein dated August 10, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 16, 2007
10.14		Amendment dated January 29, 2008 to Shareholders Agreement dated August 10, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed January 31, 2008
10.15		Indemnification Agreement by and between Haights Cross Communications, Inc. and Eugene Davis dated August 10, 2007, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 16, 2007

Exhibit
No.		Exhibit Description

10.16		Indemnification Agreement by and between Haights Cross Communications, Inc. and T.J. Vigliotta dated August 10, 2007, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 16, 2007
10.17		Indemnification Agreement by and between Haights Cross Communications, Inc. and Curry Ford dated August 10, 2007, incorporated by reference to Exhibit 10.4 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 16, 2007
10.18		Indemnification Agreement by and between Haights Cross Communications, Inc. and John A. McKenna, Jr., dated August 21, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 22, 2007
10.19		Release and Settlement Agreement by and among Haights Cross Communications, Inc. and the other parties named therein dated August 10, 2007, incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 16, 2007
10	.20+	Separation and Release Agreement dated August 24, 2007 by and between Peter J. Quandt and Haights Cross Communications, Inc., incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed August 27, 2007
10	.21+	Noncompetition Agreement, dated January 31, 2007, by and between the Company and Peter J. Quandt, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007
10.22		Indemnification Agreement by and between Haights Cross Communications, Inc. and Paul J. Crecca dated September 21, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed September 27, 2007
10	.23+	Haights Cross Communications, Inc. Transaction Bonus Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report of Form 8-K filed October 15, 2007
12.1		Statement Regarding Computation of Ratio of Earnings to Fixed Charges, incorporated by reference to Exhibit 12.1 of the Company’s Annual Report on Form 10-K filed March 31, 2008
14.1		Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004
21.1		Subsidiaries of Haights Cross Communications, Inc. and Subsidiaries of Haights Cross Operating Company, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed March 31, 2008
24.1		Power of Attorney (Included in signature page), incorporated by reference to Exhibit 24.1 of the Company’s Annual Report on Form 10-K filed March 31, 2008
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz
32	.1*	Certification of Paul J. Crecca pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Mark Kurtz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or any compensatory plan, contract or arrangement

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

By:	/s/ PAUL J. CRECCA
Paul J. Crecca
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: January 30, 2009

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