Form 10-Q/A
period 2008-03-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2009-01-30
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
      Haights Cross Communications, Inc. (the “Company”) hereby amends, as set forth below, its Report on Form 10-Q for the quarterly period ended March 31, 2008, filed on May 15, 2008 (the “Original Report”) solely with regard to Part II, Item 6, Exhibits, including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Original Report.
      Part II, Item 6 of the Original Report is hereby amended as set forth below. The Company does not hereby make any other changes to the Original Report.
PART II
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 19, 2004.

3.1(a)	Certificate of Amendment dated August 10, 2007 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.1(b)	Certificate of Amendment dated June 28, 2007 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q filed November 14, 2007.

3.1(c)	Certificate of Amendment dated January 29, 2008 to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 31, 2008.

3.1(d)	Certificate of Elimination of Shares of Haights Cross Communications, Inc. Designated as Series C Preferred Stock dated January 30, 2008.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 31, 2008.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

3.2(a)	Amendment to Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.2(b)	Amendment to Bylaws of Haights Cross Communications, inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz	Filed herewith

32.1	Certification of Paul J. Crecca pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Mark Kurtz pursuant to 18 U.S.C. Section 1350, as adopted pursusant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 30, 2009	HAIGHTS CROSS COMMUNICATIONS, INC.
	By:	/s/ PAUL J. CRECCA
Paul J. Crecca
Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: January 30, 2009	By:	/s/ MARK KURTZ
Mark Kurtz
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)