Form 10-Q/A
period 2008-06-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2009-05-07
CIK 1124289

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

EXPLANATORY NOTE
Haights Cross Communications, Inc. (the “Company”) hereby amends, as set forth below, its Report on Form 10-Q for the quarter ended June 30, 2008 (the “Original Report”) with regard to Item 1, Financial Statements of the Original Report and Part II, Item 6, Exhibits, including certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002, of the Original Report.
Item 1and Item 6 of the Original Report is hereby amended in its entirety, as set forth below. The Company does not hereby make any other changes to the Original Report.

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
     Pursuant to the management stock purchase agreements, management paid $0.001 per share to acquire the shares of common stock.
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

     On June 30, 2008, the assets and liabilities of the Oakstone Publishing business were sold for gross proceeds of $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. Cash consideration from the sale was received on July 1, 2008 and recorded as a sales proceeds account receivable and the escrow account is recorded as a current asset in the consolidated balance sheet as of June 30, 2008. The Company does not have any future obligations in order to be entitled to these escrow funds and accordingly, the entire sales proceeds of $47.5 million has been considered in recognizing a gain of $15.6 million, as shown below, presented as a gain on disposal of discontinued operations, was recorded on the sale. At June 30, 2008, there was $1.8 million of accrual remaining which represents $1.0 million of accrued transaction cost and $0.8 million of retained liabilities of the Oakstone Publishing business. The escrow account balance of $4.8 million is subject to downward purchase price adjustments, up to the full balance, based on adjustments to working capital and the representations and warranties made in the purchase agreement. Claims made against this escrow balance will reduce the gain on sale on the Oakstone Publishing business. The Company has recorded a $0.3 million accrued liability for an estimated working capital adjustment that will be due to the buyer from the escrow account at June 30, 2008. Such accrual has been recorded as a reduction in earnings from discontinued operations in the accompanying statement of operations. As of August 19, 2008, the buyer has made no claims related to the working capital adjustment nor the representations and warranties secured by the escrow balance. The remaining balance of the escrow account will be released to the Company on June 30, 2009 assuming no additional working capital adjustments are determined or claims made based on the Company’s representations and warranties in the sales agreement. The carrying amounts of Oakstone Publishing assets and liabilities as of June 30, 2008 were as follows:

June 30,
2008
(Unaudited)
Assets and liabilities:
Working capital, net (excluding cash)	$1,292
Pre-publication costs, net	1,884
Property and equipment, net	1,720
Goodwill	20,565
Intangable assets, net	4,537

Net assets on date of sale	$29,998

Calculation of gain on sale:
Proceeds	$47,552
Tax provision	(548)
Less: transaction costs	(1,390)
Less: book value of net assets sold	(29,998)

Gain on disposal of Oakstone Publishing	$15,616

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

PART II - OTHER INFORMATION
Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Special Report on Form 10-K filed April 19, 2004.

3.1(a)	Certificate of Amendment dated August 10, 2007, to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.1(b)	Certificate of Amendment dated June 28, 2007, to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q filed November 14, 2007.

3.1(c)	Certificate of Amendment dated January 29, 2008, to Second Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 31, 2008.

3.1(d)	Certificate of Elimination of Shares of Haights Cross Communications, Inc. Designated as Series C Preferred Stock dated January 30, 2008.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 31, 2008.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

3.2(a)	Amendment to Bylaws dated August 10, 2007, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.2(b)	Amendment to Bylaws dated September 21, 2007, of Haights Cross Communications, Inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

10.24	Credit Agreement dated as of August 15, 2008 among Haights Cross Operating Company, the guarantors party thereto, DDJ Capital Management, LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto	Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed August 19, 2008

10.25	Back-stop Commitment Letter dated July 28, 2008 among Monarch Alternative Capital LP, Glenview Capital Management LLC and Haights Cross Operating Company	Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed August 19, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz	Filed herewith

32.1	Certification of Paul J. Crecca pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Mark Kurtz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAIGHTS CROSS COMMUNICATIONS, INC.

Dated: May 7, 2009	By:	/s/ PAUL J. CRECCA Paul J. Crecca
Director, Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 7, 2009	By:	/s/ MARK KURTZ Mark Kurtz
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)