Form 10-Q/A
period 2008-09-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2009-05-07
CIK 1124289

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

EXPLANATORY NOTE
Haights Cross Communications, Inc. (the “Company”) hereby amends, as set forth below, its Report on Form 10-Q for the quarter ended September 30, 2008 (the “Original Report”) with regard to Item 1, Financial Statements of the Original Report and Part II, Item 6, Exhibits, including certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002, of the Original Report.
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

     On June 30, 2008, the assets and liabilities of the Oakstone Publishing business were sold for gross proceeds of $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. The escrow account balance is recorded as current asset in the consolidated balance sheet as of September 30, 2008. The Company does not have any future obligations in order to be entitled to these escrow funds and accordingly, the entire sales proceeds of $47.5 million has been considered in recognizing a gain of $15.1 million, as shown below, presented as a gain on disposal of discontinued operations, was recorded on the sale. At September 30, 2008, there was $0.4 million of accrual remaining which represents liabilities of the Oakstone Publishing business. The escrow account balance of $4.8 million is subject to downward purchase price adjustments, up to the full balance, based on adjustments to working capital and the representations and warranties made in the purchase agreement. The Company has recorded a $0.3 million accrued liability for an estimated working capital adjustment that will be due to the buyer from the escrow account. Such accrual has been recorded as a reduction in earnings from discontinued operations in the accompanying statements of operations. In addition, the Company is in discussions with the buyer concerning a claim made by the buyer on September 16, 2008 against the representation and warranties. Any claims made against the escrow balance for a breach of representations and warranties must exceed the $0.3 million basket established in the sale agreement. As of November 14, 2008, Management does not believe that is probable that the claim that has been made will exceed the amounts and has determined the full escrow balance less the $0.3 million working capital adjustment is realizable. The remaining balance of the escrow account is due to be released to the Company on June 30, 2009 unless there are additional working capital adjustments or claims are made based on the Company’s representations and warranties in the sales agreement in excess of the basket amounts described above. The carrying amounts of Oakstone Publishing assets and liabilities as of June 30, 2008 were as follows:

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

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description	Page or Method of Filing
2.1	Asset Purchase Agreement by and among The Rowman & Littlefield Publishing Group, Inc., Sundance/Newbridge, LLC, Haights Cross Operating Company and Sundance/Newbridge Educational Publishing, LLC, dated as of August 27, 2008.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 4, 2008.

3.1	Third Amended and Restated Certificate of Incorporation dated October 8, 2008, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 10, 2008.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

3.2(a)	Amendment to Bylaws dated August 10, 2007, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.2(b)	Amendment to Bylaws dated September 21, 2007, of Haights Cross Communications, Inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

10.26	Amendment No. 2 dated October 8, 2008 to Shareholders Agreement dated August 10, 2007, as amended on January 29, 2008.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 10, 2008.

10.27	Separation and Release Agreement by and between Kevin McAliley and Haights Cross Communications, Inc., dated November 10, 2008.	Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz	Filed herewith

32.1	Certification of Paul J. Crecca pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Mark Kurtz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
Mark Kurtz
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page or Method of Filing
2.1	Asset Purchase Agreement by and among The Rowman & Littlefield Publishing Group, Inc., Sundance/Newbridge, LLC, Haights Cross Operating Company and Sundance/Newbridge Educational Publishing, LLC, dated as of August 27, 2008.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 4, 2008.

3.1	Third Amended and Restated Certificate of Incorporation dated October 8, 2008, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 10, 2008.

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003.

3.2(a)	Amendment to Bylaws dated August 10, 2007, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007.

3.2(b)	Amendment to Bylaws dated September 21, 2007, of Haights Cross Communications, Inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

10.26	Amendment No. 2 dated October 8, 2008 to Shareholders Agreement dated August 10, 2007, as amended on January 29, 2008.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 10, 2008.

10.27	Separation and Release Agreement by and between Kevin McAliley and Haights Cross Communications, Inc., dated November 10, 2008.	Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz	Filed herewith

32.1	Certification of Paul J. Crecca pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Mark Kurtz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith