Form 10-K
period 2008-12-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2009-05-29
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission File Number: 333-109381
Haights Cross Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4087398
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

10 New King Street, Suite 102	10604
White Plains, NY (Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

No established published market exists for the registrant’s Common Stock, par value $0.0003 per share.

The registrant had 9,958,112 shares of Common Stock, par value $0.0003 per share, outstanding as of May 20, 2009.

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

Company Overview

We were formed in Delaware in 1997 and are a leading developer and publisher of products for the K-12 Education and library markets. Our products include state-specific test preparation materials, skills assessment and intervention books, and unabridged audiobooks.  Between November 2007 and January 2008, we initiated a sale process for all of our operating businesses. On June 30, 2008 we sold the subsidiary that contained our Oakstone Publishing business, which operated our Medical Education segment. On August 27, 2008 we sold the subsidiary that contained our Sundance Newbridge business, which operated our K-12 Supplemental Education segment. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. On July 1, 2008 we announced the suspension of our sale process to offer for sale our Triumph Learning and Recorded Books businesses.

Our high quality products are sold primarily to schools and libraries and we believe we have leading positions in the two markets we serve:

•
Test-prep and Intervention:  We publish state-specific test preparation and skills based instructional materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down. We also publish skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.

•
Library:  We publish unabridged audiobooks for adults and children under the Recorded Books imprint and market these titles, as well as selected non-proprietary unabridged audiobooks, primarily to public libraries and schools.

We develop our product offerings to address the unique needs of our target customers with a focus on continuous innovation and quality. We recognize the importance of creating and delivering new proprietary products to our customers. Our investment in product development or prepublication costs, which was $19.0 million, or 11.1% of our 2008 revenue, is specific to each of our imprints and brands. Our editors, managers and sales forces generate new product ideas, based on customer feedback and market research, to increase the likelihood of market acceptance and drive new sales growth. We currently offer over 11,000 proprietary titles, which contributed 92% of our 2008 revenue. Our investment in the development of new titles produced over 1,300 new products during 2008, and we believe will contribute to the growth of our profitable backlist. We define our backlist as proprietary titles that generate revenue in any year following the calendar year of their initial release. Titles in our backlist typically sell for five years or more. The strength of our backlist, driven by effective product development and the longevity of our titles, reduces our dependence on new titles for current period revenue.

Our business model is designed to develop a diversified, recurring revenue stream, providing a foundation for organic growth. Of our 2008 revenue, 75.6% was generated from our backlist and 13.1% was generated from subscriptions. Together, 88.7% of our 2008 revenue resulted from these recurring revenue streams, which we believe increase the predictability of our sales and cash flows. We sell our products through multiple channels to approximately 88,000 customers, including educators and school systems, public and school libraries, medical professionals, consumers and employers.

We seek to grow sales and improve cash flows at each of our businesses by developing and marketing new products, implementing professional sales and marketing programs and improving operating efficiencies. For the year ended December 31, 2008, we generated revenue of $171.1 million and we had net loss of $38.0 million.

Recent Developments

As of April 15, 2009, we had not completed our audited financial statements as required under our credit agreement for our senior secured term loan (the “Credit Agreement”), or filed our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) as required under our indentures for our Senior Notes and our Senior Discount Notes.  As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of these financial statements, our independent registered public accounting firm has included an explanatory paragraph that indicates that the uncertainties discussed herein raise substantial doubt about our ability to continue as a going concern. The issuance of this report with a  going concern emphasis paragraph also violates a separate covenant of the Credit Agreement. In addition to our existing defaults under the Credit Agreement, there is also uncertainty that we are in compliance with certain financial covenants in the Credit Agreement. The Company has requested the Administrative Agent for the Credit Agreement to indicate their agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Administrative Agent has not responded to the Company’s request.  Should the Administrative Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.

Rights and remedies of the lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders account.  Further, provisions of the Credit Agreement restrict our ability to make interest payments on our Senior Notes and our Senior Discount Notes if we are in default under the Credit Agreement.  We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan should they be declared due.  In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 20, 2009, the outstanding principal balances under the Credit Agreement, the Senior Notes and Senior Discount Notes were $108.2 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, we entered into a short-term forbearance agreement with the lenders under the Credit Agreement relating to our financial reporting defaults, and since that time  have entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009 (the “Forbearance Agreement and Amendment”).  The Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from our failure to satisfy our financial covenants under our Credit Agreement for the periods ended December 31, 2008 and March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) June 5, 2009; (ii) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (iii) the occurrence or existence of any event of default under either of the indentures for the Senior Notes or the Senior Discount Notes. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the lenders to exercise their rights and remedies under the Credit Agreement and related security documents.

Under our forbearance arrangements, commencing April 15, 2009, we agreed to pay the Lenders the default rate of interest under the Credit Agreement, an increase of 2% over the stated variable rate.  Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous default rate), such that the applicable interest rate under the Credit Agreement is now, at our election, either:

•	the three month LIBOR rate (with a floor of 3.00%) plus 12.25% per annum, payable monthly (LIBOR rate loans had previously been payable quarterly); or
•	the prime rate (with a floor of 5.25%) plus 11.0% per annum, payable monthly.

In consideration of this increase, the Lenders have agreed to waive any default interest during the current forbearance period.  As of May 7, 2009, our base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, we are allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

On May 7, 2009, we received a notice from the trustees under the indentures for our Senior Notes and Senior Discount Notes that our failure to timely file our SEC reports constitutes a default under each of those indentures.  The indentures provide that we have 60 days from receipt of this notice of default to cure such default before an event of default occurs under the indentures. If an event of default occurs under the indentures, then the trustee or the holders of 25% in aggregate principal amount of the Senior Notes or the Senior Discount Notes, respectively, may thereafter declare the applicable notes to be due and payable immediately.

We are in discussions with our lenders to amend the Credit Agreement, in the context of a broader debt restructuring. We have engaged a financial advisor to help implement the Credit Agreement amendment and to explore other potential debt restructuring alternatives.  If we are unable to restructure our debt obligations, we do not believe that the lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and our Senior Discount Notes.  Moreover, our Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of our subsidiaries and none of our subsidiaries is under any obligation to make payments to us. The ability of subsidiaries to make any payments to us are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of our subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, we may not have the ability to pay the interest or any other obligations under our Senior Discount Notes. Our failure to make interest payments is a default under the applicable indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate our obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the indentures for the Senior Notes and Senior Discount Notes.

Although we intend to attempt to restructure our debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements on favorable terms, if at all. We do not have any agreement with holders of our debt obligations to restructure these obligations and cannot predict or provide assurance we will obtain such agreement.  A default under one or more of our debt arrangements, including the Credit Agreement or the indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about the our ability to continue as a going concern.  If we are unable to extend the forbearance under the Credit Agreement and restructure our debt obligations, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.  Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.  See “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

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

Business Segments

The Company’s financial reporting is organized into two business segments: Test-prep and Intervention and Library.

Our Test-Prep and Intervention segment is comprised of our Triumph Learning and Buckle Down Publishing/ Options Publishing business. Our Library segment is comprised of our Recorded Books business. Our Medical Education segment was comprised of our Oakstone Publishing business which was sold on June 30, 2008 and our K-12 Supplemental Education segment was comprised of our Sundance Newbridge business, which was sold on August 27, 2008. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods.

Test-prep and Intervention

Triumph Learning.  Our Test-prep and Intervention segment publishes test preparation materials, skills based instructional and assessment products, and standards-based supplemental materials for students in grades K-12 in language arts, math, science and social studies, and intervention programs based on educational principles and research. Our products are published under the well-known imprints of Coach, Buckle Down and Options Publishing. The Coach and Buckle Down brands have been used in classrooms for over 21 years, and the Options brand for 17 years. Our Test-prep and Intervention segment provided 47.6%, 50.5% and 48.9% of our consolidated revenue for the years ended December 31, 2006, 2007 and 2008, respectively. See our Consolidated Financial Statements.

On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereas the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing were consolidated into the shared services division; the accounting functions were taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment were incorporated in to the shared service facility in Northborough, MA; and the manufacturing and product purchasing functions were consolidated into a new shared manufacturing group that was being formed in our Iowa City location. The purpose of this restructuring was to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning were moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions were relocated to Northborough, MA; and the manufacturing functions located in NY were moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared service facility in Northborough, MA. This restructuring process was completed during the first quarter of 2008.

On November 19, 2008 the board approved the consolidation of the management of the Buckle Down/Options Operations in Iowa under the Triumph Learning management in New York City.   This resulted in the elimination of the President of Buckle Down; the moving of the marketing function to the companies New York City facility, the consolidation of sales management  and product development to be managed in the New York office.  In addition to reducing costs, this action better allowed the company to leverage its resources and coordinate activities in product development, sales and marketing.

Subsequent to the year end, on March 11, 2009 the board approved the closing of our sales, marketing and product development facility in Iowa City.  These actions will allow the company to complete the consolidation of the Buckle Down and Options Operations that began in November 2008.  The remaining product development and sales and marketing  functions will be moved to the Company’s New York City facility location .

The Company’s products are sold primarily to schools and school districts and cover reading, writing, math, science and social studies., Triumph Learning also publishes skills assessment products and complementary skills books focused on building reading, math, social studies, writing and other basic skills, which can be used either alone or in conjunction with our test-prep books.

Triumph Learning publishes state-specific test-preparation titles for 26 states. Triumph Learning’s Coach titles are generally 200-300 pages and priced in the $9-$10 range, while Buckle Down titles are generally 175-225 pages and priced in the $7-$8 range.

Triumph Learning and Buckle Down product lines include:

Product Line	Grades	Description
Coach	1-12th	Approximately 975 state-specific test-prep workbooks covering 22 states; and 450 complementary skills books and collections of state-specific practice tests.

Buckle Down	3rd-12th	Approximately 595 state-specific test-prep workbooks covering 23 states; and collections of state-specific practice tests.

Triumph Learning’s competitive advantages include the customer loyalty they have built over 21 years of providing state-specific test preparation materials, the breadth and depth of their product lines and the degree to which they customize each product to each state test. Unlike other test-preparation publishers, who may offer one series of products for all states or who partially customize books, our titles are highly customized and precisely focused on each state’s specific standards. Our products provide high quality instruction on each of the subjects assessed on the state test. Our practice tests, included in both Coach and Buckle Down books, have the benefit of helping students become more familiar with the actual test they will be taking because they match the features — including format, typeface, lettering or numbering system, style of answer foils and question type — of each state’s particular exam.

Options Publishing.  Under our Options Publishing imprint, we publish skills assessment products and standards-based supplemental materials for grades K-8 in reading, writing, science, and literature, and intervention programs based on educational principles and research. The core focus of Options Publishing’s product strategy is to create and offer products with effective learning techniques and extensive practice to assist students struggling with the current grade level curriculum. These products are often used in after-school, tutorial, and summer school environments, otherwise known as intervention settings, by students who have not initially achieved required skill levels through the classroom. Options Publishing offers more than 560 workbook titles, 2 intervention kit products and 65 intervention kit titles, and over 45 different product lines, including:

Product Line	Grades	Description
Comprehensive Reading Assessment Comprehensive Math Assessment Comprehensive Science Assessment Comprehensive Social Studies Assessment	K-8th	Comprehensive assessment of students’ skills in the specific subject, extensive exercises and lessons to improve performance in one book.

GPS	2-6	State specific leveled skills based reading kit. Provides essential reading skill required to achieve proficiency on standardized tests.

CSK	2-5	Paired fiction and non-fiction reading program designed to help increase reading comprehension; Includes interactive practice.

Best Practices in Reading	1st-8th	Each book uses research-based strategies, modeling in early lessons, and skills development to help students learn to become independent readers and thinkers.

Intervention Packages — Math or Reading	K-8th
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

Library

Our Library segment publishes unabridged audiobooks and other products, under our Recorded Books imprint, for adults and children and markets these titles to public libraries, schools and consumers. The Library segment provided 52.4%, 49.5% and 51.1% of our consolidated revenue for the years ended December 31, 2006, 2007 and 2008, respectively. See our Consolidated Financial Statements.

Recorded Books.  Recorded Books publishes and markets unabridged audiobooks in the U.S. and U.K. markets across multiple genres of literature, including mystery, history, classics, inspirational, western, romance, and sports, primarily in CD and audiocassette format. Recorded Books released over 700 new titles in 2008, and has over 7,500 titles on its backlist. Recorded Books licenses the right to produce an unabridged audiobook for the library market, usually on an exclusive basis, from the author or trade book publisher. Recorded Books’ unabridged audiobooks, which generally run 10 to 20 hours in length, are well known for their very high quality, from the engaging narration of the book performed by professional voiceover artists to the quality of recording and packaging materials used in the end product. Recorded Books’ dedication to quality production has won it numerous industry awards. In addition, to meet the increasing demand of its customers, Recorded Books supplements its proprietary audiobooks by distributing non-proprietary titles.

Approximately 36% of Recorded Books’ sales to public libraries are through its Continuous-Order-Plans (COP). In a COP, a public library agrees to purchase a specific number of new titles each quarter, with the size of such quarterly purchases ranging from 6 titles to over 400 titles. The COP arrangement automatically renews each year and benefits from high customer renewal rates. The new titles at each COP level are selected by Recorded Books, and while the library has the right to return COP titles, such returns have occurred at a rate of less than 4% of library sales historically. Our Continuous-Order-Plans represent a meaningful, recurring revenue stream for our Recorded Books imprint. As of December 31, 2008, over 3,000 libraries participate in our COP program.

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

Customers

Our customer base is highly diversified across a broad range of end customers in the Test-prep and Intervention and Library markets.  In 2008, no one customer accounted for more than 4% of our consolidated revenue, and our ten largest customers accounted for 7.2% of our consolidated revenue.

Test-prep and Intervention.  Triumph Learning sold its products to approximately 41,000 customers, consisting mostly of schools and school districts, in 2008, with such customers accounting for substantially all of 2008 revenue for this segment.

Library.  Recorded Books sold its products to approximately 9,000 U.S. and U.K. public libraries, 14,000 schools and school libraries, and 24,000 consumers and consumer related distributors in 2008. In addition, Recorded Books sells and rents its products to consumers at retail locations and through direct mail and other channels.

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

Development of New Titles.  Across our various imprints, we have published more than 1,000 new proprietary titles each year since 2003. In the development of these new titles, we invested $17.1 million, $18.0 million and $19.0 million in 2006, 2007, and 2008, respectively. Our product development teams for each imprint lead the creation of our new proprietary titles, working with independent authors, illustrators, designers, artists and narrators. We believe that our use of independent experts enables us to produce a significant number of new titles each year with a relatively small in-house product development team. This approach also gives the resources to continue producing and expanding our product lines and to create new product lines more quickly. We engage the majority of these independent product development partners on a work-for-hire basis, while some well-known authors create products for us under a royalty arrangement. Our imprint-specific product development teams are responsible for the final product design and layout prior to transferring the new product master to production for printing or duplication. Our products require varying periods of development time depending upon the complexity of the graphics and design, and the writing and editing process. We develop most of our new Test-prep and Intervention titles in a six- to twelve-month period. We generally produce new Recorded Books titles in a three- to six-month timeframe.

While the important aspects of product development are similar across our imprints, the actual processes vary by imprint based on the market, specific customer needs and product requirements.

Test-Prep and Intervention

For the Coach and Buckle Down product lines, Triumph Learning’s product development team’s efforts involve a three-pronged approach that focuses on updating existing state-specific materials in response to changes in state tests, developing non-state-specific skills materials and entering new state markets with customized titles. Thus, to be successful, test-preparation publishers must anticipate these changes and deliver product soon after the new tests are issued. Triumph Learning’s authors, editors and sales representatives have long-term relationships with personnel in state education departments that allow it to monitor changes in state tests as well as to receive up-to-date information on standards changes and test formats as soon as they become available. Triumph Learning’s editorial leadership screens new editorial hires for an understanding of the curriculum, a commitment to quality and a sensitivity to the needs of students and educators. These editors then seek to cultivate a broad pool of authors that can produce high quality test preparation material. The combination of these factors, together with its 41 years of experience developing content, usually enables all of Triumph Learning’s brands to be first to market with high quality test-preparation products that it develops for and targets toward specific states.

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

Recorded Books’ direct, daily interaction with librarians generally enables it to be first to market with new products that satisfy specific market demands. For example, in response to direct requests and feedback from its library customers, from 2002 through 2006, Recorded Books introduced an audio lecture series, The Modern Scholar; a remastered Classics imprint; The Bible on audiocassette and compact disk; and a downloadable audiobook service provided in conjunction with NetLibrary and in 2008, added a Science Fiction imprint as well as a Canadian imprint.

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

As of December 31, 2008, our employee field sales force consisted of 81 sales professionals and 11 sales representatives focused on telemarketing. In addition, as of that date, we utilized the services of 29 outside representatives to sell our products. In 2008, we distributed approximately eight million catalogs to potential customers across our various imprints.

While the principles are the same across our imprints, the execution of the marketing plans varies by business in accordance with their particular markets and customers.

Test-prep and Intervention

Triumph Learning sells its products through a multi-channel approach, in which almost all members of its sales force, including both employees and independent sales representatives, sell Triumph Learning products exclusively. Triumph Learning has implemented various strategies to improve sales penetration and reduce cost of sales, including the introduction of a telesales program. Triumph Learning complements its sales representatives, both inside and field, with targeted direct mail campaigns, especially during critical buying periods. Triumph Learning also regularly mails catalogs to its customers, samples new and existing products, attends key local, regional and national conferences is increasing the focus of the use of electronic direct response and fax campaigns, as well as targeted print, in order to reach specific customers and maximize contact with customers during optimal purchase cycles.

In November 2008 Triumph Learning consolidated the sales and marketing function of Coach, Buckle Down and Options under a single management team.  This allowed the company to eliminate duplicate functions, and reduce costs while better leveraging the company’s sales and marketing resources  It also enable the company to more efficiently leverage and coordinate sales efforts across brands.  While the company has consolidated management, it continues to maintain separate sales forces and marketing campaigns for each brand.

Library

Recorded Books has internal sales representatives and sales managers that sell exclusively to public libraries throughout the United States, as well as sales representatives and sales managers that target public libraries in the United Kingdom. We believe Recorded Books has the largest field sales organization dedicated to selling audiobooks in the U.S. public library market in the U.S., which provides it with a significant competitive advantage in selling product into this customer channel. In support of this sales force, in 2008, Recorded Books mailed fourteen separate catalogs to over 16,000 public library locations in the United States and an additional four catalogs, on a quarterly basis, to approximately 3,000 public libraries in the United Kingdom.

In the school market, Recorded Books has a combination of internal and independent sales representatives. Field representatives are supplemented by internal telesales representatives. Recorded Books also mailed approximately 2,200,000 catalogs to schools in the United States in 2008. These catalogs were sent in three seasonal mailings so as to coincide with most schools’ regular buying cycles.

In the consumer market, Recorded Books markets its audiobooks and other products for rental and sale directly through the use of catalog mailings and its website. On average, Recorded Books mails approximately 30- to 40,000 catalogs per month directly to consumers. Recorded Books also distributes titles through booksellers, such as Barnes & Noble, Borders and Waldenbooks.

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

Test-prep and Intervention.  Triumph Learning and Buckle Down generally face competition from small companies that publish products that are state or subject area focused, such as math or reading, or from large educational publishers that publish products focused on national standards. Additionally, large educational publishers provide state-specific test-preparation products as part of an overall Basal program. We believe the quality of the competive product provided by the basal publisher is of a lower quality and less comprehensive as it is a premium provided in the text book adoption process. Triumph Learning and Buckle Down’s primary competitors include People’s Publishing, Continental Press, Contemporary Publishing, Amsco and Curriculum Associates. Options Publishing faces competition in its skills assessment and intervention product categories from Harcourt Achieve, Curriculum Associates, Great Source and Scholastic.

Library.  Recorded Books faces competition in the public library market from other publishers of unabridged audiobooks, including Books on Tape, a division of Random House, BBC Audio (Chivers), Blackstone, Brilliance Audio and Audio Editions, none of which, we believe, is more than one-half the size of Recorded Books in the public library market. In the retail channel, which is not a major emphasis for Recorded Books, we compete with the large trade publishers, including Random House, Simon & Schuster, Harper Collins and Time Warner.

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

Employees

As of March 30, 2009, we had 542 full and part-time employees. None of our employees are represented by any union or other labor organization, we have had no strikes or work stoppages and we believe our relations with our employees are good.

Item 1A.  Risk Factors.

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially and adversely affect our business, or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and the other public statements we make.

Risks Related to Our Business

We are in default under certain covenants of our senior secured term loan credit agreement that has raised substantial doubt about our ability to continue as a going concern.

As of April 15, 2009, we had not completed our audited financial statements as required under our credit agreement for our senior secured term loan (the “Credit Agreement”), or filed our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) as required under our indentures for our Senior Notes and our Senior Discount Notes.  As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of these financial statements, our independent registered public accounting firm has included an explanatory paragraph that indicates that the uncertainties discussed herein raise substantial doubt about our ability to continue as a going concern. The issuance of this report with a  going concern emphasis paragraph also violates a separate covenant of the Credit Agreement. In addition to our existing defaults under the Credit Agreement, there is also uncertainty that we are in compliance with certain financial covenants in the Credit Agreement. The Company has requested the Administrative Agent for the Credit Agreement to indicate their agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Administrative Agent has not responded to the Company’s request.  Should the Administrative Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.

Rights and remedies of the lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders account.  Further, provisions of the Credit Agreement restrict our ability to make interest payments on our Senior Notes and our Senior Discount Notes if we are in default under the Credit Agreement.  We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan should they be declared due.  In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 20, 2009, the outstanding principal balances under the Credit Agreement, the Senior Notes and Senior Discount Notes were $108.2 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, we entered into a short-term forbearance agreement with the lenders under the Credit Agreement relating to our financial reporting defaults, and since that time  have entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009 (the “Forbearance Agreement and Amendment”).  The Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from our failure to satisfy our financial covenants under our Credit Agreement for the periods ended December 31, 2008 and March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) June 5, 2009; (ii) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (iii) the occurrence or existence of any event of default under either of the indentures for the Senior Notes or the Senior Discount Notes. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the lenders to exercise their rights and remedies under the Credit Agreement and related security documents.

Under our forbearance arrangements, commencing April 15, 2009, we agreed to pay the Lenders the default rate of interest under the Credit Agreement, an increase of 2% over the stated variable rate.  Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous default rate), such that the applicable interest rate under the Credit Agreement is now, at our election, either:

•	the three month LIBOR rate (with a floor of 3.00%) plus 12.25% per annum, payable monthly (LIBOR rate loans had previously been payable quarterly); or
•	the prime rate (with a floor of 5.25%) plus 11.0% per annum, payable monthly.

In consideration of this increase, the Lenders have agreed to waive any default interest during the current forbearance period.  As of May 7, 2009, our base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, we are allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

On May 7, 2009, we received a notice from the trustees under the indentures for our Senior Notes and Senior Discount Notes that our failure to timely file our SEC reports constitutes a default under each of those indentures.  The indentures provide that we have 60 days from receipt of this notice of default to cure such default before an event of default occurs under the indentures. If an event of default occurs under the indentures, then the trustee or the holders of 25% in aggregate principal amount of the Senior Notes or the Senior Discount Notes, respectively, may thereafter declare the applicable notes to be due and payable immediately.

We are in discussions with our lenders to amend the Credit Agreement, in the context of a broader debt restructuring. We have engaged a financial advisor to help implement the Credit Agreement amendment and to explore other potential debt restructuring alternatives.  If we are unable to restructure our debt obligations, we do not believe that the lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and our Senior Discount Notes.  Moreover, our Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of our subsidiaries and none of our subsidiaries is under any obligation to make payments to us. The ability of subsidiaries to make any payments to us are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of our subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, we may not have the ability to pay the interest or any other obligations under our Senior Discount Notes. Our failure to make interest payments is a default under the applicable indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate our obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the indentures for the Senior Notes and Senior Discount Notes.

Although we intend to attempt to restructure our debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements on favorable terms, if at all. We do not have any agreement with holders of our debt obligations to restructure these obligations and cannot predict or provide assurance we will obtain such agreement.  A default under one or more of our debt arrangements, including the Credit Agreement or the indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about the our ability to continue as a going concern.  If we are unable to extend the forbearance under the Credit Agreement and restructure our debt obligations, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.  Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

We have a history of losses, which we expect to continue, and we might not ever achieve or maintain profitability.

We have experienced losses every year since our inception through 2006 and for the fiscal year 2008. In 2008, we had Net Loss of $38.0 million and had a stockholders deficit of $186.6 million and a working capital deficiency of $320.5 million (including long term debt in default classified as current of $381.8 million) as of December 31, 2008. The 2008 Net Loss was due, in part, to a goodwill impairment charge  of $31.6 million. We expect to continue to incur losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our business will be harmed.

The recent U.S. financial turmoil and associated economic downturn has and may continue  to harm our Test-prep and Intervention and Library businesses and prospects.

The worldwide financial turmoil and associated economic downturn has resulted in the curtailment, delay or reduction in federal, state and local government funding available to schools and libraries and the general retail markets. During 2008, we derived more than 82.8% of our revenue from schools, school districts and school and public libraries. These institutions depend on funding from federal, state and local governments to purchase our products. Many state and local governments have faced, and may continue to face, budget deficits. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools or libraries has reduced and could continue to reduce our revenue.

Lack of adequate funding results in decreased revenue on the sale of our products. For example, in the fourth quarter of 2008 our revenue decreased to $36.0 million compared to $42.0 million in the fourth quarter of 2007. In order to mitigate any resulting decrease in revenue, we have designed and implemented a cost-savings plan. We cannot assure that these cost savings initiatives will offset any decrease in revenue effected by the downturn in funding. If our revenue grows more slowly than we anticipate, or if our cost savings initiatives are not successful, our business and prospects will be harmed.  Any continuing or further reduction or delay in governmental funding earmarked for education or library materials could have a material adverse effect on our operations.

Our Senior Notes are unsecured and are effectively subordinated to our secured indebtedness to the extent of the collateral securing that indebtedness.

Our Senior Notes are general unsecured obligations of our subsidiary, Haights Cross, and each of the guarantors of those notes, including Haights Cross Communications and each of Haights Cross’ domestic subsidiaries. As unsecured obligations our Senior Notes are effectively subordinated to our secured debt, including our senior secured loans under our Credit Agreement, to the extent of the collateral securing that indebtedness. As of December 31, 2008, we had an aggregate principal amount outstanding of $108.2 million in secured debt under our Credit Agreement.  In addition we have the right to incur additional secured indebtedness subject to the baskets and other restrictions set forth in the indenture for our Senior Notes. In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we may not have sufficient assets to pay all or any portion of the amounts due under our outstanding Senior Notes.

Our Senior Discount Notes are unsecured obligations of Haights Cross Communications, are effectively subordinated to our secured indebtedness to the extent of the collateral securing that indebtedness, and are structurally subordinated to all liabilities of our subsidiaries, including our senior secured indebtedness under our Credit Agreement and our Senior Notes, each of which is guaranteed by our subsidiaries, and the trade payables of our subsidiaries.

Our senior discount notes are general unsecured obligations of Haights Cross Communications and none of its subsidiaries has guaranteed or otherwise become obligated with respect to the senior discount notes. Substantially all of our consolidated assets are held by Haights Cross and its subsidiaries and substantially all of our consolidated cash flow and net income are generated by such subsidiaries. Our senior secured term loans are secured obligations of our subsidiary, Haights Cross, and are guaranteed by our other subsidiaries and Haights Cross Communications, and secured by substantially all of our property and assets. Our senior notes are general unsecured obligations of our subsidiary, Haights Cross, and are also guaranteed by our other domestic subsidiaries and Haights Cross Communications.

Our senior discount notes are effectively subordinated to the senior secured term loans to the extent of the collateral securing the senior secured term loans. The senior discount notes are also structurally subordinated to all existing and future liabilities of our subsidiaries, including our senior secured term loans, senior notes and trade payables. As of December 31, 2008, we the aggregate amount of liabilities of our subsidiaries was approximately $282.5 million, including indebtedness of our subsidiaries, indebtedness guaranteed by our subsidiaries, accrued expenses, and trade and other payables, but excluding intercompany liabilities.

Our right to receive assets from any of our subsidiaries upon its liquidation or reorganization, and the right of holders of the senior discount notes to participate in those assets, is structurally subordinated to claims of that subsidiary’s creditors, including trade creditors. Even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us. Furthermore, none of our subsidiaries is under any obligation to make payments to us, and the ability of subsidiaries to make any payments to us would depend on the earnings or financial condition of our subsidiaries and various business considerations. For example, our Credit Agreement prohibits Haights Cross from making distributions to Haights Cross Communications to pay interest on the Senior Discount Notes during a default under our Credit Agreement.  We are currently in default under our Credit Agreement, though we have obtained a short-term forbearance from our term loan lenders.  As of December 31, 2008, Haights Cross Communications had cash and cash equivalents of approximately $4.0 million and has an interest payment due on August 1, 2009 of $8.4 million.  Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make payments on the senior discount notes.  Even if otherwise permitted under the Credit Agreement, in the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we may not have sufficient assets to pay all or any portion of the amounts due under our outstanding Senior Discount Notes.

We are in discussions with our lenders to amend the Credit Agreement, in the context of a broader debt restructuring. We have engaged a financial advisor to help implement the Credit Agreement amendment and to explore other potential debt restructuring alternatives.  If we are unable to restructure our debt obligations, we do not believe that the lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and our Senior Discount Notes.  Moreover, our Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of our subsidiaries and none of our subsidiaries is under any obligation to make payments to us. The ability of subsidiaries to make any payments to us are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of our subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, we may not have the ability to pay the interest or any other obligations under our Senior Discount Notes. Our failure to make interest payments is a default under the applicable indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate our obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the indentures for the Senior Notes and Senior Discount Notes.
Our substantial leverage and indebtedness may adversely affect our ability to operate our business as a going concern following the maturity of our senior secured term loans.

We are highly leveraged and have significant debt service obligations. As of December 31, 2008, we had total indebtedness of $381.8 million. See Note 15 to our Consolidated Financial Statements.

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

As of April 15, 2009, we had not completed our audited financial statements as required under our Credit Agreement, or filed our Annual Report on Form 10-K with SEC, as required under our indentures for our Senior Notes and our Senior Discount Notes.  As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of these financial statements, our independent registered public accounting firm has included an explanatory paragraph that indicates that the uncertainties discussed herein raise substantial doubt about our ability to continue as a going concern. The issuance of this report with a  going concern emphasis paragraph also violates a separate covenant of the Credit Agreement. In addition to our existing defaults under the Credit Agreement, there is also uncertainty that we are in compliance with certain financial covenants in the Credit Agreement.  The Company has requested the Administrative Agent for the Credit Agreement to indicate their agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Administrative Agent has not responded to the Company’s request.  Should the Administrative Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.

Rights and remedies of the lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders account. Further, provisions of the Credit Agreement restrict our ability to make interest payments on our Senior Notes and our Senior Discount Notes if we are in default under the Credit Agreement.  We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan should they be declared due.  In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes.  See Note 15 to our Consolidated Financial Statements. As of May 20, 2009, the outstanding principal balances under the Credit Agreement, the Senior Notes and Senior Discount Notes were $108.2 million, $138.8 million  and $135.0 million, respectively.

A change of control in us could result in an event of default under our debt agreements.

Certain changes in beneficial ownership interest in us or a sale of all or substantially all of our assets through a sales process or otherwise would constitute a change of control under our senior secured term loans and the indentures governing the senior notes and senior discount notes, and would require our successor, if applicable, to assume the obligations under our senior secured term loans, our senior notes and our senior discount notes to the extent that such debt remains outstanding, and would require a change of control offer as described below. In addition we or our successor, as applicable, would be required to satisfy the limitation on additional indebtedness covenants contained in the debt agreements. Failure to satisfy these conditions would result in an event of default under one or more of our outstanding debt agreements. Any such event of default could trigger a cross-default under one or more of our other debt agreements and, in any event, would require us to make an immediate payment under such agreements at a time when we may not have the funds to do so. Upon a change of control we or our successor would be required to offer to make a change of control offer to repurchase all of our then outstanding senior secured term loans, senior notes and senior discount notes at a price of 101% of principal amount, or accreted value with respect to the senior discount notes, plus accrued interest.

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

We may be required to reduce the value of our inventory, long-lived assets and/or goodwill, which could materially adversely affect our financial condition and results of operations.

We may be required to reduce inventory carrying values using the lower of cost or market approach in the future due to a decline in market conditions in our businesses, which could have a material adverse effect on our financial condition and results of operations. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our long-lived assets or our goodwill could materially adversely affect our financial condition and results of operations.

The Company performs an annual goodwill impairment test of each year. As discussed in Note 9 to our financial statements, an impairment charge of $31.6 million was incurred in the fourth quarter of 2008.  Assumptions used in our impairment test regarding future operating results of our reporting units could prove to be inaccurate. This could cause an adverse change in our valuation and thus any of our goodwill impairment tests may have been flawed. Any future impairment tests are subject to the same risks.

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

As of December 31, 2008, we had on hand cash and cash equivalents of $47.4 million. Our management has broad discretion as to the use and allocation of such cash and cash equivalents, and investors will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in the application of such cash and cash equivalents.

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

In connection with our recapitalization in August 2007, we entered into a shareholders’ agreement with certain shareholders that collectively beneficially own approximately 80% of our Common Stock as of February 27, 2009. Pursuant to the shareholders’ agreement, it was agreed that the size of our Board of Directors would include five persons nominated by their five shareholder groups. Our board of directors currently consists of five persons, including four persons nominated by four of these shareholder groups (a fifth shareholder group having elected to forego its nominating rights as of the date of this report) and our chief executive officer. A limited number of our shareholders can therefore direct our policies, select a majority of our directors and control stockholder actions such as the approval of agreements to be executed in connection with the sales process. The interests of these shareholders and their affiliates may conflict with the interest of our other investors. These conflicting interests could include, without limitation:

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

If the federal No Child Left Behind (NCLB) Act is materially changed, repealed, or found unconstitutional, our revenue and profitability could be adversely affected.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We have a material weakness concerning our close process and technical expertise.  See Item 9A of this Annual Report on Form 10-K for a discussion of this material weakness. If we are unable to remedy this material weakness, we may fail to meet our future reporting obligations, our financial statements may contain misstatements or our operating results may be adversely affected. In addition, during 2008, we have performed a system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Our future testing may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management time on compliance related issues. If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission (the “SEC”) or the other regulatory authorities, which would require additional financial and management resources.

Future transactions may limit our ability to use our net operating loss carryforwards.

As of December 31, 2008, we had federal net operating loss carryforwards, or NOLs, of $123.7 million. These NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. Our ability to offset gains, if any, against our NOLs are limited by past and any future ownership changes.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The offices of our senior executive management are located in approximately 5,450 square feet of leased space at 10 New King Street, White Plains, New York under a lease that expires in March 30, 2010. As of December 31, 2008, we own a 52,000 square foot office, warehouse and production facility in Prince Frederick, Maryland, which is used by our Library segment. We also lease 10 additional office, warehouse and mixed use facilities for our businesses, as summarized in the table below

Leased Locations As of December 31, 2008	Use	Sq. Ft.	Expiration Date

8310 Capital of Tx Hy, Austin, TX(2)	Office	2,910	April, 30, 2009
One Beeman Road, Northborough, MA(3)(5)	Warehouse/Office	150,000	July 31, 2009
2308 Heinz Road, Iowa City, IA(2)	Warehouse/Office	45,000	September 30, 2009
140 Bugeye Square, Prince Frederick, MD(1)(6)	Warehouse	19,400	November 6, 2009
136 Madison Avenue, New York, NY(2)	Office	16,500	March 30, 2010
301 Bugeye Square, Prince Frederick, MD(1)	Warehouse	9,000	March 31, 2010
826-828 Broadway, New York, NY(1)	Recording Studios	11,500	August 31, 2010
2080 Cabot Blvd. West, Langhorne, PA(4)	Office	9,955	March 31, 2009
200 Skipjack Road, Prince Frederick, MD(1)	Warehouse	23,000	November 30, 2012
Units 4 Rearsby Business Park, Rearsby, UK(1)	Warehouse/Office	20,000	December 31, 2015

(1)	This property is used by our Library segment.

(2)	This property is used by our Test-prep and Intervention segment. Our Iowa office will be abandoned in May 2009 and our Austin office was abandoned in November 2008.

(3)	This property is used by Test-prep and Intervention segments( shared services).

(4)	This property was previously occupied by our Chelsea House business, and was held for sub-lease.

(5)	The Company plans on finalizing plans to occupy a new warehouse facility in the second quarter of 2009 and will not be renewing the lease on the One Beeman Road Property.

(6)	The Company plans to renew the lease on this property at the end of it’s term.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2008, to a vote of security holders or through the solicitation of proxies.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

There is no public trading market for our common stock.

Holders

As of February 27, 2009, there were approximately 35 holders of record of our common stock.

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

Item 6.  Selected Financial Data.

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2008, which has been derived from our consolidated financial statements. The consolidated balance sheet data as of December 31, 2007 and 2008 and consolidated statement of operations and cash flow data for the years ended December 31, 2006, 2007 and 2008 are derived from the Company’s consolidated financial statements audited by Ernst & Young LLP, our independent registered public accounting firm, which are included elsewhere herein. When you read our selected historical consolidated financial data, it is important for you to read it along with our audited consolidated financial statements, the notes to those audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)
Consolidated Statements of Operations Data:
Revenue:
Test-prep and Intervention	$34,421	$64,501	$73,909	$86,074	$83,668
Library	68,878	76,626	81,328	84,529	87,411
Total revenue	103,299	141,127	155,237	170,603	171,079
Cost of goods sold	35,327	42,144	42,905	46,607	47,441
Selling, general and administrative expense(1)	43,697	60,135	67,591	80,895	81,422
Amortization of pre-publication costs(2)	5,781	8,845	12,043	14,279	19,359
Goodwill impairment charges(3)	—	—	10,419	—	31,600
Asset impairment charges(4)	—	—	—	565	—
Depreciation and amortization	1,770	3,571	3,696	3,727	4,241
Income (loss) from operations	16,724	26,432	18,583	24,530	(12,984)
Gain on troubled debt restructuring(5)	—	—	—	115,489	—
Interest expense and other(6)(7)	(50,281)	(61,215)	(66,256)	(62,272)	(45,649)
(Loss) income before taxes, discontinued operations and cumulative effect of accounting change	(33,557)	(34,783)	(47,673)	77,747	(58,633)
(Provision) benefit for income tax	(2,331)	(3,356)	(2,086)	(3,508)	6,075
(Loss) income before discontinued operations and cumulative effect of accounting change	(35,888)	(38,139)	(49,759)	74,239	(52,558)
(Loss) income from discontinued operations	9,474	3,902	(23,096)	(10,689)	14,551
Cumulative effect of accounting change(7)	—	2,213	—	—	—
Net (loss) income	$(26,414)	$(32,024)	$(72,855)	$63,550	$(38,007)

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)
Other Financial Data:

Additions to pre-publication costs(2)	7,907	15,470	17,108	17,985	19,003
Additions to property and equipment	2,202	2,071	1,506	1,545	1,248
Interest expense(6)	48,194	59,370	65,787	61,772	44,747
Net cash provided by (used in):
Operating activities	3,634	13,225	11,401	14,954	11,051
Investing activities	(87,994)	(19,217)	(18,130)	(19,553)	29,621
Financing activities	116,569	(1,802)	(1,393)	(3,426)	(50,909)
Ratio of earnings to fixed charges(8)	—	—	—	2.1	—

	As of December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,581	$69,592	$69,847	61,784	47,414
Working capital (deficiency)(9)	155,774	152,456	121,378	(25,379)	(320,520)
Total assets	399,703	401,319	362,686	344,772	243,376
Total debt(5)(6)	492,848	520,743	552,769	414,882	381,819
Redeemable preferred stock(5)(6)	36,882	37,717	41,051	—	—
Total stockholders’ deficit	(192,819)	(228,121)	(303,919)	(146,829)	(186,583)

(1)
Selling, general and administrative expense is a summary of the following captions from our consolidated statement of operations: marketing and sales, fulfillment and distribution, general and administrative, and restructuring. For the years ended December 31, 2004 and 2005, our selling, general and administrative expense includes restructuring and restructuring related charges of $0.4 million and $0.4 million, respectively, relating to IT system implementation costs at our Recorded Books and Triumph Learning businesses. For the year ended December 31, 2006 our selling, general and administrative expense includes restructuring and restructuring related charges of $0.8 million, relating to the consolidation of the Iowa-based warehousing, customer service and order fulfillment functions of our Buckle Down Publishing business with our existing shared service facility in Northborough, Massachusetts and IT system implementation costs at our Recorded Books business. For the year ended December 31, 2007, our selling, general and administrative expense includes restructuring charges of $1.2 million related to Buckle Down Publishing and Options Publishing businesses. For the year ended December 31, 2008 our selling, general and administrative expense includes restructuring and restructuring related charges of $2.0 million, relating to Buckle Down Publishing and Options Publishing businesses.

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

(3)
Goodwill and other intangible assets with indefinite lives are tested for impairment annually, as required  by SFAS No. 142, “Goodwill and Other Intangible Assets.”  For the year ended December 31, 2006 financial results include a $10.4 million goodwill impairment charge related to our Options Publishing businesses. For the year ended December 31, 2008 financial results include a $31.6 million goodwill impairment charge related to our Triumph Learning businesses (See Note 9, “Goodwill”, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

(4)
The year ended December 31, 2007 included a restructuring of our Test-prep and Intervention segment with the consolidating of our Options Publishing business into our Triumph Learning business. In connection with the consolidation, our building located in Merrimack, New Hampshire was abandoned and offered for sale resulting in a $0.6 million impairment charge from a fair value assessment of the building.

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

(6)
On January 1, 2004 we adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This adoption required that our Preferred B be classified as debt on our consolidated balance sheet and that the dividends and accretion related to the Series B Senior Preferred Stock (“Preferred B”) be classified as interest expense on a going forward basis. (See Note 16, “Equity and Redeemable Preferred Stock”, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.) On August 10, 2007, we consummated the Recapitalization Agreement and under the terms of the Recapitalization Agreement, holders of our previously outstanding Series A Preferred Stock (“Preferred A”), Preferred B and Series C Preferred Stock (“Preferred C”) converted their shares into shares of common stock. (‘See “Recapitalization Transaction” in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K)

(7)
The financial statements for the year ended December 31, 2005 include a change in accounting to reflect our outstanding Warrants as liabilities in accordance with FASB Staff Position FAS 150-5: Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. As a result of recording these Preferred Warrants as liabilities which should be marked to fair market value, the Company recorded a gain of $2.2 million, which is presented as a cumulative effect of accounting change for the year ended December 31, 2005. On August 10, 2007 we consummated the recapitalization pursuant to the Recapitalization Agreement (“See “Recapitalization Transaction” in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Upon the closing of the Recapitalization Agreement, all outstanding shares of Preferred Warrants were converted into warrants to acquire common stock at an agreed upon rate.

(8)
The “ratio of earnings to fixed charges” is an analytical tool used to assist investors in evaluating a company’s ability to meet the interest requirements of debt securities or the dividend requirements of preferred stock. Earnings for the purpose of this calculation are defined as pretax income before the effects of discontinued operations, extraordinary items and the cumulative effect of accounting change. Fixed charges are defined as the sum of interest expense, amortization of deferred financing costs, and the interest portion of rental expense. Earnings for the year ended December 31, 2008 included a $31.6 million of goodwill impairment charge in Triumph Learning business. Earnings for the year ended December 31, 2007 included a $115.5 million gain on troubled debt restructuring. Excluding the impact of this gain, earning would have been insufficient to cover fixed charges by $37.8 million. For the years ended December 31, 2004, 2005, 2006 and 2008 earnings were inadequate to cover fixed charges by, $33.6 million, $34.8 million, $47.7 and $58.6 million, respectively.

(9)
At December 31, 2007 the working capital deficiency resulted from the reclassifications of our Term Loans due August 15, 2008 as a current liability.  At December 31, 2008 the working capital resulted from the reclassifications of our Term Loans, Senior Discount Notes and Senior Notes as a current liability due to defaults under our loan agreements (“See “Financial Arrangements” in Note 15 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements included in this Annual Report on Form 10-K include statements concerning our plans, objectives, goals, strategies, future events, projections, future sales or performance, adequacy of capital, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, projections and management’s examination of business trends, are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.

The forward-looking statements that we make in this Annual Report on Form 10-K are subject to a variety of risks, uncertainties, and other factors, known and unknown, that could cause actual results to differ materially from such forward-looking statements. We refer you to documents filed by us with the Securities and Exchange Commission, specifically Item 1A of this Annual Report on Form 10-K, as may be amended from time to time, which identify important risks that could cause our actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.

Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are: (i) the effect of a continued weak economy on sales of our products; (ii) our inability to extend the forbearance and amend our senior secured term loan  as described herein or otherwise to avoid further defaults under that agreement; (iii) our inability to make our August 2009 interest payments on our senior notes and senior discount notes if we are not able to restructure our debt obligations; (iv) our substantial leverage and indebtedness, which may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry; (v) our obligation to meet financial covenants and inability to take certain actions because of restrictions contained in our debt instruments, as they may be amended, which may adversely affect our operations; (vi) our history of losses, which we expect to continue; (vii) changes in funding of school systems and libraries by federal, state and local governments due to weaknesses in the United States economy that are or may continue to result in the curtailment, delay or reduction in federal, state and local government funding available to schools and libraries for the purchase of our products, which have and could continue to reduce our sales and adversely affect our results of operations; (viii) the effect that a substantial reduction in the emphasis placed by federal and state governments on assessment and remediation in K-12 education would have on our sales and operations; (ix) our inability to compete in the highly competitive industries in which we operate; (x) the effect that misuse, misappropriation or other loss of our proprietary rights could have on our results of operations; (xi) our need to defend against intellectual property infringement and other claims, which may cause us to incur significant costs and divert management attention; (xii) our dependence on key personnel; (xiii) a growth in multimedia products that may compete with and reduce our publishing activities; (xiv) technological changes that may reduce the sales of our products; (xv) the effect of an increase in paper or postage costs, which could adversely affect our business; (xvi) our ability to update and expand the content of existing products and develop new products in a cost effective manner and on a timely basis; (xvii) the effect that a material change to or repeal of the federal government’s No Child Left Behind Act of 2001 (“NCLB Act”) would have on our revenue and profitability; (xviii) our dependence on a limited number of suppliers and service providers, the interruption of supply or service with which could have a material adverse effect on our operations; (xix) a disruption in our distribution centers could significantly lower our revenues and profitability; (xx) our dependence on a central computer system, which if damaged, or if service is interrupted or a failure occurs, could adversely affect our customer relationships and harm our ability to attract new customers; (xxi) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with  SEC rules (including the Sarbanes-Oxley Act of 2002) and accounting rules; (xxii) limitations on our ability to utilize our net operating loss carryforwards; (xxiii) the seasonal and cyclical nature of sales of our products; (xxiv) changes in the competitive environment, including those which could adversely affect our cost of sales; (xxv) changes in the relative profitability of products sold; (xxvi) regulatory changes that could affect the purchase of our products; (xxvii) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; and (xxviii) the risk that our well-known authors will depart and write for our competitors.

Information included in this Annual Report on Form 10-K is made as of the date hereof. We undertake no obligation, and disclaim any duty, to update our forward-looking statements, including any financial projections we make. We do not endorse any projections regarding future performance that may be made by third parties.

Recent Developments

Refinancing and Repurchase of Senior Notes

On August 15, 2008, we entered into a credit agreement with DDJ Capital Management LLC, as administrative agent, and collateral agent, and certain other lenders. Under the Credit Agreement, we borrowed $108.2 million under a senior secured term loan facility with a maturity of May 15, 2011. We used a combination of the net proceeds of the New Term Loan and cash on hand, including the net proceeds from its previous sale of our Oakstone Publishing business, to repay the full amount of our Term Loans due August 15, 2008 in full. In addition, on August 15, 2008, we repurchased and retired Senior Notes in the aggregate principal amount of $31.2 million from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any. See Note 15 to our consolidated financial statements and “Liquidity and Capital Resources”.

Effective July 29, 2008, Haights Cross entered into a commitment letter with Monarch Capital on behalf of certain of its affiliated investment funds and Glenview on behalf of certain of its affiliated investment funds. Pursuant to the Commitment Letter, Monarch Capital’s and Glenview’s affiliated investment funds made commitments to provide $75 million of senior secured term loans to Haights Cross to refinance its then existing senior secured term loan indebtedness that matured on August 15, 2008. See Note 22 to our consolidated financial statements. These commitments expired upon the execution of the Credit Agreement and consummation of the loan transaction described above. We have recorded financing related legal costs of $0.6 million and commitments fees paid to the lenders of $1.5 million in general and administrative expenses for the year ended December 31, 2008, related to this backstop financing option.

Dispositions

On June 30, 2008, we sold all the assets that comprised our Oakstone Publishing business, which previously constituted our Medical Education segment and on August 27, 2008, we sold all the assets that comprised our Sundance Newbridge business which previously constituted our K-12 Supplemental Education segment. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. We also entered into a post acquisition service agreement with the purchaser of Sundance Newbridge under which Triumph Learning provides warehouse, distribution and customer service to the purchaser under an arms length agreement. This agreement provides for a 60 day cancellation by either party with notice. This agreement will terminate effective May 16, 2009.

Restructuring

On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereas the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing was consolidated into the shared services division; the accounting functions were taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment were incorporated in to the shared service facility in Northborough, MA; and the manufacturing and product purchasing functions were consolidated into a new shared manufacturing group that was formed in our Iowa City location. The purpose of this restructuring was to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning were moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions were relocated to Northborough, MA; and the manufacturing functions located in NY were moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared service facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008.

On November 19, 2008 the board approved the consolidation of the management of the Buckle Down/Options Operations in Iowa under the Triumph Learning management in New York City.   This resulted in the elimination of the President of Buckle Down; the moving of the marketing function to the company’s New York City facility, the consolidation of sales management  and product development to be managed in the New York office.  In addition to reducing costs, this action better allowed the company to leverage its resources and coordinate activities in product development, sales and marketing.

Subsequent to the year end, on March 11, 2009 the board approved the closing of our sales, marketing and product development facility in Iowa City.  This actions will allow the company to complete the consolidation of the Buckle Down and Options operations that began in November 2008.  The remaining product development and sales and marketing functions will be moved to the Company’s New York City facility location.

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

Recent U.S. Economic Developments

Weaknesses in the United States economy have resulted in the curtailment, delay or reduction in federal, state and local government funding available to schools and libraries and has adversely impacted retail purchases. In our fourth quarter of 2008 we experienced a decline in revenues across our business lines which we believe was due to this weakness in the economy.  However, the recent federal stimulus package provides for a significant increase in funding for education programs in K-12 education. This significant increase could have an important impact on our businesses. Additional funds for K-12 education could enable school districts to purchase products created by Triumph Learning and the school division of Recorded Books.

Schools districts are in the process of receiving these additional funds. These funds mostly benefit large urban districts, where both Triumph Learning and the school division of Recorded Books, has an important presence and where its products are already in use.

In addition, the allowable use for these stimulus funds includes after-school, extended day and summer school, and Response to Intervention (RTI) programs. We believe that Triumph Learning, Buckle Down, Options and Recorded Books school products are well suited for these programs, and again where its products are already in use.

Triumph Learning and Recorded Books has an already existing relationship with schools currently receiving federal education funds, as a result of their extensive marketing efforts (direct mail, email, inside sales), and national sales organizations. These already existing relationships will position Triumph Learning and Recorded Books to take maximum advantage of these additional funds.

Going Concern Considerations

As of April 15, 2009, we had not completed our audited financial statements as required under our credit agreement for our senior secured term loan (the “Credit Agreement”), or filed our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) as required under our indentures for our Senior Notes and our Senior Discount Notes. As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of these financial statements, our independent registered public accounting firm has included an explanatory paragraph that indicates that the uncertainties discussed herein raise substantial doubt about our ability to continue as a going concern. The issuance of this report with a  going concern emphasis paragraph also violates a separate covenant of the Credit Agreement. In addition to our existing defaults under the Credit Agreement, there is also uncertainty that we are in compliance with certain financial covenants in the Credit Agreement. The Company has requested the Administrative Agent for the Credit Agreement to indicate their agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Administrative Agent has not responded to the Company’s request.  Should the Administrative Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.

Rights and remedies of the lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders account.  Further, provisions of the Credit Agreement restrict our ability to make interest payments on our Senior Notes and our Senior Discount Notes if we are in default under the Credit Agreement.  We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan should they be declared due.  In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 20, 2009, the outstanding principal balances under the Credit Agreement, the Senior Notes and Senior Discount Notes were $108.2 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, we entered into a short-term forbearance agreement with the lenders under the Credit Agreement relating to our financial reporting defaults, and since that time  have entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009 (the “Forbearance Agreement and Amendment”).  The Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from our failure to satisfy our financial covenants under our Credit Agreement for the periods ended December 31, 2008 and March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) June 5, 2009; (ii) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (iii) the occurrence or existence of any event of default under either of the indentures for the Senior Notes or the Senior Discount Notes. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the lenders to exercise their rights and remedies under the Credit Agreement and related security agreements.

Under our forbearance arrangements, commencing April 15, 2009, we agreed to pay the Lenders the default rate of interest under the Credit Agreement, an increase of 2% over the stated variable rate.  Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous default rate), such that the applicable interest rate under the Credit Agreement is now, at our election, either:

•	the three month LIBOR rate (with a floor of 3.00%) plus 12.25% per annum, payable monthly (LIBOR rate loans had previously been payable quarterly); or
•	the prime rate (with a floor of 5.25%) plus 11.0% per annum, payable monthly.

In consideration of this increase, the Lenders have agreed to waive any default interest during the current forbearance period.  As of May 7, 2009, our base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, we are allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

On May 7, 2009, we received a notice from the trustees under the indentures for our Senior Notes and Senior Discount Notes that our failure to timely file our SEC reports constitutes a default under each of those indentures.  The indentures provide that we have 60 days from receipt of this notice of default to cure such default before an event of default occurs under the indentures. If an event of default occurs under the indentures, then the trustee or the holders of 25% in aggregate principal amount of the Senior Notes or the Senior Discount Notes, respectively, may thereafter declare the applicable notes to be due and payable immediately.

We are in discussions with our lenders to amend the Credit Agreement, in the context of a broader debt restructuring. We have engaged a financial advisor to help implement the Credit Agreement amendment and to explore other potential debt restructuring alternatives.  If we are unable to restructure our debt obligations, we do not believe that the lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and our Senior Discount Notes.  Moreover, our Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of our subsidiaries and none of our subsidiaries is under any obligation to make payments to us. The ability of subsidiaries to make any payments to us are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of our subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, we may not have the ability to pay the interest or any other obligations under our Senior Discount Notes. Our failure to make interest payments is a default under the applicable indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate our obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the indentures for the Senior Notes and Senior Discount Notes.

Although we intend to attempt to restructure our debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements on favorable terms, if at all. We do not have any agreement with holders of our debt obligations to restructure these obligations and cannot predict or provide assurance we will obtain such agreement.  A default under one or more of our debt arrangements, including the Credit Agreement or the indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about the our ability to continue as a going concern.  If we are unable to extend the forbearance under the Credit Agreement and restructure our debt obligations, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.  Accordingly, amounts outstanding under the our senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

These uncertainties raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of net acquisition cost over the estimated fair value of net assets acquired of purchased companies. We follow the provisions of  Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, intangible assets considered to have indefinite lives, such as goodwill, are no longer amortized to expense but are periodically evaluated for impairment at the reporting unit level. Intangible assets with finite lives continue to be amortized to expense over their useful lives.

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

Direct Response Advertising Costs

Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability is evaluated on a product-by-product basis at the campaign level. The life and amortization rate are determined by historical experience with similar products at the same business. Direct mail costs are amortized over lives up to 12 months.

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

Results of Operations

The following table summarizes our historical results of operations and the percentage of total revenue represented by each category for the years presented:

	Year Ended December 31,
	2008		2007		2006
	(Dollar amounts in thousands)
Revenue
Test-Prep and Intervention	$83,668	48.9%	$86,074	50.5%	$73,909	47.6%
Library	87,411	51.1%	84,529	49.5%	81,328	52.4%
Total revenue	171,079	100.0%	170,603	100.0%	155,237	100.0%
Cost of goods sold	47,441	27.7%	46,607	27.3%	42,905	27.6%
Selling, general and administrative expense:
Marketing and sales	40,012	23.3%	38,351	22.4%	34,626	22.3%
Fulfillment and distribution	12,510	7.3%	12,268	7.2%	11,094	7.1%
General and administrative	26,892	15.7%	29,104	17.1%	21,464	13.8%
Restructuring charges	2,008	1.2%	1,172	0.7%	407	0.3%
Total Selling, general and administrative expense	81,422	47.5%	80,895	47.4%	67,591	43.5%
Amortization of pre-publication costs	19,359	11.3%	14,279	8.4%	12,043	7.8%
Goodwill and other asset impairment charges(1)	31,600	18.5%	565	0.3%	10,419	6.7%
Depreciation/amortization of intangibles	4,241	2.5%	3,727	2.2%	3,696	2.4%
Income(Loss) from operations	(12,984)	(7.5)%	24,530	14.4%	18,583	12.0%
Interest expense	44,747	26.2%	61,772	36.2%	65,787	42.4%
Gain on troubled debt restructuring(2)	—	—	(115,489)	(67.7)%	—	—
Other expenses, net of interest income	902	0.5%	500	0.3%	469	0.3%
Income(Loss) before income taxes and discontinued operations	(58,633)	(34.2)%	77,747	45.6%	(47,673)	(30.7)%
Tax benefit (provision)	6,075	3.5%	(3,508)	(2.1)%	(2,086)	(1.3)%
Income(Loss) before discontinued operations	(52,558)	(30.7)%	74,239	43.5%	(49,759)	(32.0)%
Loss from discontinued operations(3)	14,551	8.5%	(10,689)	(6.2)%	(23,096)	(14.9)%
Net Income(Loss)	$(38,007)	(22.2)%	$63,550	37.3%	$(72,855)	(46.9)%

(1)
Results of operations for the year ended December 31, 2006 include a goodwill impairment charge of $10.4 million of our Options Publishing business, which is included within our Test-prep and Intervention segment. In addition, the fourth quarter of 2007 included a restructuring of our Test-prep and Intervention segment with the consolidating of our Options Publishing business into our Triumph Learning business. In connection with the consolidation, our building located in Merrimack, New Hampshire was abandoned and offered for sale resulting in a $0.6 million impairment charge from a fair value assessment of the building. Results of operations for the year ended December 31, 2008 include a goodwill impairment charge of $31.6 million of our Triumph Learning business, which makes up our Test-prep and Intervention segment.

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

(3)
On August 27, 2008, the Company sold the Sundance Newbridge business unit.  As a result of the sale, the results of K-12 Supplemental Education which had previously been presented as a separate reporting segment are included in discontinued operations in the Company’s consolidated financial statements for 2008, 2007 and 2006. On June 30, 2008, the Company sold the Oakstone business unit.  As a result of the sale, the results of Medical Education which had previously been presented as a separate reporting segment are included in discontinued operations in the Company’s consolidated financial statements for 2008, 2007 and 2006.

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

The following table summarizes the results of operations and the percentage of total revenue represented by each category for the year ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008		2007
	(In thousands)
Revenue
Test Prep and Intervention	$83,668	48.9%	$86,074	50.5%
Library	87,411	51.1%	84,529	49.5%
Total Revenue	171,079	100.0%	170,603	100.0%
Cost of goods sold	47,441	27.7%	46,607	27.3%
Selling, general and administrative expenses:
Marketing and sales	40,012	23.3%	38,351	22.4%
Fulfillment and distribution	12,510	7.3%	12,268	7.2%
General and administrative expense	26,892	15.7%	29,104	17.1%
Restructuring charges	2,008	1.2%	1,172	0.7%
Total selling, general and administrative expenses	81,422	47.5%	80,895	47.4%
Amortization of pre-publication costs	19,359	11.3%	14,279	8.4%
Goodwill and other asset impairment charges(1)	31,600	18.5%	565	0.3%
Depreciation expense/amortization of intangibles	4,241	2.5%	3,727	2.2%
Income (loss) from operations	(12,984)	(7.5)%	24,530	14.4%
Interest expense	44,747	26.2%	61,772	36.2%
Gain on troubled debt restructuring(2)	—	—	(115,489)	(67.7)%
Other expenses, net of interest income	902	0.5%	500	0.3%
Income(loss) before taxes	(58,633)	(34.2)%	77,747	45.6%
Tax (provision) benefit	6,075	3.5%	(3,508)	(2.1)%
Income (loss) before discontinued operations	(52,558)	(30.7)%	74,239	43.5%
Loss from discontinued operations(3)	14,551	8.5%	(10,689)	(6.2)%
Net income (loss)	$(38,007)	(22.2)%	$63,550	37.3%

(1)
The fourth quarter of 2007 included a restructuring of our Test-prep and Intervention segment with the consolidating of our Options Publishing business into our Triumph Learning business. In connection with the consolidation, our building located in Merrimack, New Hampshire was abandoned and offered for sale resulting in a $0.6 million impairment charge from a fair value assessment of the building. Results of operations for the year ended December 31, 2008 include goodwill impairment charge of $31.6 million of our Triumph Learning business, which makes up our Test-prep and Intervention segment.

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

(3)
On August 27, 2008, the Company sold the Sundance Newbridge business unit.  As a result of the sale, the results of K-12 Supplemental Education which had previously been presented as a separate reporting segment are included in discontinued operations in the Company’s consolidated financial statements for 2008, 2007 and 2006. On June 30, 2008, the Company sold the Oakstone business unit.  As a result of the sale, the results of Medical Education which had previously been presented as a separate reporting segment are included in discontinued operations in the Company’s consolidated financial statements for 2008, 2007 and 2006.

Revenue

Our total revenue increased $0.5 million, or 0 .3%, to $171.1 million for the year ended December 31, 2008 from $170.6 million for the year ended December 31, 2007. The increase is due to growth in the Library segment offset by the decline from our Test-prep and Intervention segment.

Test-prep and Intervention.  Revenue for the Test-prep and Intervention segment decreased  $2.4 million, or 2.8%, to $83.7 million for the year ended December 31, 2008, from $86.1 million for the year ended December 31, 2007. The decrease is primarily attributable to the decline of our Buckle Down/Options Publishing product lines, which was impacted by schools reaction to budgetary pressures, particularly in the fourth quarter 2008.  This decrease was partially offset by the continued success of our Coach product line.  A key provision of the NCLB Act required each state to implement; beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, science and social studies are the subject of Triumph Learning’s test-prep study materials. Triumph Learning proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states.  However, with the weakened economy we expect to see the schools react to budgetary pressures, which could have an adverse impact on revenue.

Library.  Revenue for the Library segment increased $2.9 million, or 3.4%, to $87.4 million for the year ended December 31, 2008, from $84.5 million for the year ended December 31, 2007. The majority of the segment revenue growth is attributable to the 23% increase in the school channel and a 3% increase in the core public library channel, which represented approximately two-thirds of the business. The school channel revenue was driven by Plugged-in to Reading, the program developed by Dr. Janet Allen to aid struggling readers while the library channel growth was primarily due to strong download audio sales, increased revenue in the United Kingdom and incremental revenue from Playaway, the new preloaded digital audio player product offered by Recorded Books. However in the fourth quarter revenues declined in the Library segment, we believe due to the weakened economy and we expect to see libraries continue to react to the budgetary pressures, which could have an adverse impact on revenue.

Cost of Goods Sold

Cost of goods sold increased $0.8 million, or 1.8%, to $47.4 million for the year ended December 31, 2008 from $46.6 million for the year ended December 31, 2007. Cost of goods sold as a percentage of revenue was 27.7% and 27.3% for the years ended December 31, 2008 and 2007, respectively.

Test-prep and Intervention.  Cost of goods sold for the Test-prep and Intervention segment decreased $0.2 million, or 1.0%, to $16.6 million for the year ended December 31, 2008 from $16.7 million for the year ended December 31, 2007 due to the corresponding decrease in revenue, offset by an increase in inventory obsolescence charge. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment increased to 19.8% from 19.4% period over period primarily due to increased obsolescence.

Library.  Cost of goods sold for the Library segment increased $1.0 million, or 3.3% to $30.9 million for the year ended December 31, 2008 from $29.9 million for the year ended December 31, 2007 primarily due to the corresponding growth in revenue. Cost of goods sold as a percentage of revenue was 35.3% for both periods.

Selling, General & Administrative Expense

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $0.5 million, or 0.7%, to $81.4 million for the year ended December 31, 2008 from $80.9 million for the year ended December 31, 2007, primarily due to increased sales and marketing cost of $1.7 million, consulting services due to SOX compliance of $1.1 million, professional fees related to refinancing our Term Loans of $2.2 million and restructuring and related expenses of $0.8 million from the Buckle Down/Options reorganizations in 2008.  This increase was offset by a decrease in general and administrative cost for executive severance of $3.7 million, compensation expense of $1.2 million, related to the restricted stock issuances in 2007 and other general and administrative cost of $0.6 million.  Selling, general and administrative expense as a percentage of revenue increased to 47.5% from 47.4%, period over period.

Test-prep and Intervention.  Selling, general and administrative expense for the Test-prep and Intervention segment increased $3.5 million, or 8.9%, to $43.2 million for the year ended December 31, 2008 from $39.7 million for the year ended December 31, 2007. The increase was primarily due to increased catalog and direct mail related marketing expenses of $2.1 million, increased restructuring and related costs from the Buckle Down/Options Publishing reorganization of $0.8 million and increase of $0.6 million in executive severance in 2008, offset by a $0.3 million decrease in other general and administrative costs . Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment increased to 51.7% from 46.1% period over period primarily due to the impact of the restructuring and related costs from the Buckle Down/Options Publishing reorganization in 2008.

Library.  Selling, general and administrative expense for the Library segment decreased $0.5 million, or 1.8%, to $27.7 million for the year ended December 31, 2008 from $28.2 million for the year ended December 31, 2007 primarily due to decrease in sales and marketing costs of $0.4 million and a $0.1 million decrease in severance expense. Selling, general and administrative expense as a percentage of revenue decreased to 31.7% from 33.4% period over period, primarily due to the favorable impact of the revenue increase on fixed costs, most notably marketing related costs.

Corporate.  Our corporate general and administrative expenses decreased $2.5 million to $10.5 million for the year ended December 31, 2008 from $13.0 million for the year ended December 31, 2007. The decrease is primarily due to the decreases in executive severance of $3.1 million, compensation expense related to the restricted stock issuances of $1.2 million, decrease in compensation and bonus expense of $0.8 million and other general and administrative cost of $0.7 million.  The decrease was offset by increases in professional fees related to refinancing of our term loans of $2.2 million and increase in consulting fees related to our SOX compliance of $1.1 million.

Amortization of Pre-Publication Costs

Amortization of pre-publication costs increased $5.1 million to $19.4 million for the year ended December 31, 2008, from $14.3 million for the year ended December 31, 2007 primarily due to increased investment in new product spending, most notably within the Test-prep and intervention segment and an impairment  charge of $2.9 million of our pre-publication assets at theTest-prep and intervention segment.

Goodwill and Asset Impairment Charges

A $31.6 million goodwill impairment charge was recorded in the fourth quarter of 2008.  This impairment charge was determined in connection with management’s annual evaluation of goodwill, which included the use of outside independent valuation experts to assist us in determining the value of the reporting unit and the implied value of goodwill.  This valuation utilized an income and market approach in valuing our reporting units. The income approach was selected as management believes it can provide a reliable indication of the reporting unit’s long term financial outlook and the guideline company method of the market approach was utilized because the lines of business and economic risks associated with the guideline companies were considered to be comparable to those of our reporting unit.

The significant assumptions in the income approach include the discount rates used, a 14% rate was determined, the terminal value multiples used and the projected revenues and profits of the Company based on management’s estimates and historical performance. The significant assumptions in the market approach of which we used the industry guideline method included the selection of similar entities for market value and the determination that earnings multiples were the most indicative measure of value. Under the industry acquisition approach the significant assumptions include the determination of similar transactions for similar entities and a determination of the appropriate valuation multiples.

In addition, the fourth quarter of 2007 included a restructuring of our Test-prep and Intervention segment with the consolidating of our Options Publishing business into our Triumph Learning business. In connection with the consolidation, our building located in Merrimack, New Hampshire was abandoned and offered for sale resulting in a $0.6 million impairment charge from a fair value assessment of the building based on an independent real estate appraisal and our carrying value.

Depreciation Expense and Amortization of Intangibles

Depreciation expense and amortization of intangibles was $4.2 million for the year ended December 31, 2008 and $3.7 million for the year ended December 31, 2007, primarily due to the transfer of assets from our Sundance Newbridge business to our Triumph Learning business. The depreciation expense related to the transferred assets were $0.6 million for the year ended December 31, 2008.

Interest Expense

Interest expense decreased $17.0 million, or 27.6%, to $44.7 million for the year ended December 31, 2008 from $61.8 million for the year ended December 31, 2007. This decrease was due to the conversion of our Preferred B, which was converted into common stock on August 10, 2007, in connection with the Recapitalization Agreement coupled with the refinancing of our term loans in 2008. Our total outstanding debt decreased from $414.9 million as of December 31, 2007 to $381.8 million as of December 31, 2008. The decline in outstanding debt was due to the repurchased and retired Senior Notes in the aggregate principal amount of $31.2 million, pay down of term loans in the aggregate principal amount of $16.7 million offset by an increase of $15.3 million related to senior discount notes.

Cash interest expense decreased $3.3 million to $29.6 million for the year ended December 31, 2008 from $32.9 million for the year ended December 31, 2007. The average interest rate decreased to 8.97% for the year ended December 31, 2008 from 9.77% for the year ended December 31, 2007, reflecting a general decrease in interest rates. Our cash interest bearing outstanding debt was $248.2 million as of December 31, 2008 compared to $296.5 million as of December 31, 2007.

The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, after which we will be required to make cash interest payments every six months in arrears on February 1 and August 1, commencing August 1, 2009.

Pursuant to the terms of the Forbearance Agreement, commencing April 15, 2009, we have agreed to pay our senior secured term loan lenders the default rate of interest under our Credit Agreement, an increase of 2% over the stated variable rate.  The increased rate is 13.25%, as of April 15, 2009.

Interest expense consists of the following:

	Twelve Months Ended December 31,
	2008	2007
	(In thousands)
Interest expense:
Term Loans	$10,942	$12,630
11¾% senior notes	18,646	19,975
12½% senior discount notes — non-cash	15,258	13,515
Series B senior preferred stock — non-cash	-	15,061
Other	36	699
Total interest expense	44,882	61,880
Less: capitalized interest	(135)	(108)
Net Interest expense	$44,747	$61,772

As of December 31, 2008 the Company had $108.2 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at rates between 8.25% and 12.01%. The average interest rate on the Term Loans was 8.97% for the year ended December 31, 2008.

Capitalized interest for years ending December 2008 and 2007 is comprised of interest on an ERP system implementation project in our Library segment.

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

Discontinued Operations

On June 30, 2008, the assets and liabilities of Oakstone Publishing were sold for gross proceeds of $47.6 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account.  A pre-tax gain of $15.5 million less tax expense of $1.8 million, resulted in a gain on disposal of discontinued operation of $13.7 million on the Oakstone Publishing sale.

On August 27, 2008 the assets of Sundance Newbridge Publishing were sold for gross proceeds of $5.9 million.  A pre-tax gain on disposal of discontinued operations of $0.9 million, less tax expense of $0.2 million, resulted in a gain on disposal of discontinued operations of $0.7 million on the Sundance Newbridge Publishing sale. As of December 31, 2008, there was $0.6 million of accrual remaining which represents liabilities of the Sundance Newbridge business.

Provision for Income Taxes

The provision for income taxes was a benefit of $6.1 million for the year ended December 31, 2008 and a provision  of $3.5 million for the year ended December 31, 2007, primarily reflecting deferred income taxes. The benefit in 2008 results primarily from the utilization of continuing operating losses to offset the gain on discontinued operations. The deferred income tax benefit reflects the difference in book and tax basis for goodwill and other indefinite-lived assets. The income tax expense for the year ended December 31, 2007 reflects the increase in the valuation allowance on deferred tax assets required as the deferred tax liabilities related to goodwill and indefinite lived intangible assets may not be scheduled to reverse against the Company’s NOL’s.  A current income tax expense of $0.7 million and $0.5 million was recorded for the years ended December 31, 2008 and 2007 , respectively. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $2.6 million and  $1.1 million for the years ended December 31, 2008 and 2007, respectively.

Net Income and Loss

Net loss  of $38.0 million was recorded for the year ended December 31, 2008 compared to a net income of $63.6 million for the year ended December 31, 2007. The decrease in net income, period over period is due to the prior year including a $115.5 million gain on troubled debt restructuring recorded for the recapitalization of our Preferred B on August 10, 2007, the goodwill impairment charge of $31.6 million in 2008, an increase in product development impairment charge of $2.9 million in 2008, offset by gains on the sales of our Oakstone Publishing and Sundance Newbridge Publishing businesses and a decrease in interest expenses in 2008. Operating income decreased  $37.5 million to a $13.0 million loss for the year ended December 31, 2008 from $24.5 million income for the year ended December 31, 2007 primarily due to the increase in goodwill and other asset impairment charges, restructuring and related expenses, and sales and marketing costs, offset by decreases in general and administrative costs related to the executive severance. The provision for income taxes including discontinued operations was a benefit of $4.7 million for the year ended December 31, 2008 and a provision  of $3.8 million for the year ended December 31, 2007.  The increase in net benefit of $8.5 million period over period was primarily due to the reversal of deferred tax liabilities related to basis differences in indefinite lived assets existing in prior periods, which were sold or impaired in 2008.

Results of Operations

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

The following table summarizes the results of operations and the percentage of total revenue represented by each category for the year ending December 31, 2007 and 2006:

	Years Ended December 31,
	2007		2006
	(Dollar amounts in thousands)
Revenue
Test-Prep and Intervention	$86,074	50.5%	$73,909	47.6%
Library	84,529	49.5%	81,328	52.4%
Total revenue	170,603	100.0%	155,237	100.0%
Cost of goods sold	46,607	27.3%	42,905	27.6%
Selling, general and administrative expense:
Marketing and sales	38,351	22.4%	34,626	22.3%
Fulfillment and distribution	12,268	7.2%	11,094	7.1%
General and administrative	29,104	17.1%	21,464	13.8%
Restructuring charges	1,172	0.7%	407	0.3%
Total Selling, general and administrative expense	80,895	47.4%	67,591	43.5%
Amortization of pre-publication costs	14,279	8.4%	12,043	7.8%
Goodwill and other asset impairment charges(1)	565	0.3%	10,419	6.7%
Depreciation/amortization of intangibles	3,727	2.2%	3,696	2.4%
Income from operations	24,530	14.4%	18,583	12.0%
Interest expense	61,772	36.2%	65,787	42.4%
Gain on troubled debt restructuring (2)	(115,489)	(67.7)%	—	0.0%
Other expenses, net of interest income	500	0.3%	469	0.3%
Loss before income taxes and discontinued operations	77,747	45.6%	(47,673)	(30.7)%
Tax benefit (provision)	(3,508)	(2.1)%	(2,086)	(1.3)%
Loss before discontinued operations	74,239	43.5%	(49,759)	(32.0)%
Loss from discontinued operations(3)	(10,689)	(6.2)%	(23,096)	(14.9)%
Net income (loss)	63,550	37.3%	(72,855)	(46.9)%

(1)
Results of operations for the year ended December 31, 2006 include a goodwill impairment charge of $10.4 million of our Options Publishing business, which is included within our Test-prep and Intervention segment. In addition, the fourth quarter of 2007 included a restructuring of our Test-prep and Intervention segment with the consolidating of our Options Publishing business into our Triumph Learning business. In connection with the consolidation, our building located in Merrimack, New Hampshire was abandoned and offered for sale resulting in a $0.6 million impairment charge from a fair value assessment of the building.

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

(3)
On August 27, 2008, the Company sold the Sundance Newbridge business unit.  As a result of the sale, the results of K-12 Supplemental Education which had previously been presented as a separate reporting segment are included in discontinued operations in the Company’s consolidated financial statements for 2008, 2007 and 2006. On June 30, 2008, the Company sold the Oakstone business unit.  As a result of the sale, the results of Medical Education which had previously been presented as a separate reporting segment are included in discontinued operations in the Company’s consolidated financial statements for 2008, 2007 and 2006.

Revenue

Our total revenue increased $15.4 million, or 9.9%, to $170.6 million for the year ended December 31, 2007 from $155.2 million for the year ended December 31, 2006. The increase is due to growth in both the Test-prep and Intervention and Library segments.

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

Cost of Goods Sold

Cost of goods sold increased $3.7 million, or 8.6%, to $46.6 million for the year ended December 31, 2007 from $42.9 million for the year ended December 31, 2006. Cost of goods sold as a percentage of revenue was 27.3% and 27.6% for the years ended December 31, 2007 and 2006, respectively.

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

Selling, General & Administrative Expense

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense increased $13.3 million, or 19.7%, to $80.9 million for the year ended December 31, 2007 from $67.6 million for the year ended December 31, 2006, primarily due to increased general and administrative cost for executive severance, compensation expense related to the restricted stock issuances and restructuring and related expenses from the Options Publishing reorganizations. Selling, general and administrative expense as a percentage of revenue increased to 47.4% from 43.5%, period over period.

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

Amortization of Pre-Publication Costs

Amortization of pre-publication costs increased $2.2 million to $14.3 million for the year ended December 31, 2007, from $12.0 million for the year ended December 31, 2006 primarily due to increased investment in new product spending, most notably within the Test-prep and Intervention segment.

Goodwill and Asset Impairment Charges

Results of operations for the year ended December 31, 2006 include goodwill impairment charges of  $10.4 million of our Options Publishing business, which is included within our Test-prep and Intervention segment.

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

Depreciation Expense and Amortization of Intangibles

Depreciation expense and amortization of intangibles was $3.7 million for the years ended December 31, 2007 and 2006.

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

Interest expense consists of the following:

	Twelve Months Ended December 31,
	2007	2006
	(In thousands)
Interest expense:
Term Loans	$12,630	$11,991
11¾% senior notes	19,975	19,975
12½% senior discount notes — non-cash	13,515	11,972
Series B senior preferred stock — non-cash	15,061	21,574
Other	699	364
Total interest expense	61,880	65,876
Less: capitalized interest	(108)	(89)
Net Interest expense	$61,772	$65,787

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

Discontinued Operations

We sold our Oakstone Publishing and Sundance Newbridge businesses  in June and August of 2008 and its results of operations have been presented as a discontinued operation for all periods presented.  Loss from discounted operation decreased by $12.4 million or 53.7 % to $10.7 million for the year ended December 31, 2007 from $23.1 million for the year ended December 31, 2006.  For the year ended December 31, 2006 a $1.0 million loss was recorded from the write down of the $3.0 million note received in the July 2002 sale of Triumph Learning College and as a result of the write down the note no longer has a book value.

Provision for Income Taxes

The provision for income taxes was an expense of $3.5 million for the year ended December 31, 2007 and $2.1 million for the year ended December 31, 2006, primarily reflecting deferred income taxes. The deferred income tax expense reflects the difference in book and tax basis for goodwill and other indefinite-lived assets. The income tax expense for the years ended December 31, 2007 and 2006 reflect the increase in the valuation allowance on deferred tax assets required as the deferred tax liabilities related to goodwill and indefinite lived intangible assets may not be scheduled to reverse against the Company’s NOL’s. A current income tax expense of $0.5 million and $0.3 million was recorded for the years ended December 31, 2007 and 2006, respectively. The current income tax expense relates to our United Kingdom subsidiary, WF Howes, which had taxable earnings in the United Kingdom of $1.1 million in each of the years ended December 31, 2007 and 2006.

Net Income and Loss

Net income of $63.6 million was recorded for the year ended December 31, 2007 compared to a net loss of $72.9 million for the year ended December 31, 2006. Net income for the year ended December 31, 2007 is due to the $115.5 million gain on troubled debt restructuring recorded in the recapitalization of our Preferred B on August 10, 2007. Operating income increased $5.9 million to $24.5 million for the year ended December 31, 2007 from $18.6 million for the year ended December 31, 2006 primarily due to the increase in sales offset by increase in cost of goods sold, increase in sales and marketing cost and general and administrative expenses, offset by decrease in goodwill impairment charges. The provision for income taxes increased $1.4 million period over period, primarily due to the increase in deferred tax liabilities reflecting the difference in book and tax basis for goodwill and other indefinite lived assets.

Contractual Obligations and Commitments

Term Loan. On August 15, 2008, Haights Cross entered into a credit agreement (“Credit Agreement”) with DDJ Capital Management LLC, as administrative agent and collateral agent, and certain other lenders (collectively, the “Lenders”). Under the Credit Agreement, Haights Cross borrowed $108.2 million under a senior secured term loan facility (“Term Loan”).

Haights Cross Communications and all of its direct and indirect subsidiaries (other than Haights Cross) have guaranteed Haights Cross’ obligations under the Term Loan. The Term Loan is secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of the Company and all guarantors to the Credit Agreement and a first priority security interest in 100% of the equity issued by Haights Cross’ direct and indirect subsidiaries.

The final maturity date for the Term Loan is May 15, 2011. We are required to apply 75% of our annual consolidated excess cash flow (as defined) to prepay any amounts outstanding under the Term Loan. In addition, subject to certain exceptions and reinvestment basket, we are required to use any net proceeds from the sale or disposition of our assets, net casualty, condemnation proceeds or other extraordinary proceeds and net proceeds from the issuance or incurrence of debt or equity to prepay the Term Loan. In general, prepayment premiums are not applicable to partial prepayments in accordance with the above. However, prepayment premiums are applicable to (a) partial prepayments on account of debt or equity issuances above agreed on baskets, (b) voluntary prepayments, and (c) upon payments of the Term Loan in full on account of any mandatory or voluntary prepayments. When applicable, the following prepayment premiums apply: prepayments on or prior to August 15, 2009 are subject to a premium of 102% of the principal, prepayments after August 15, 2009, but on or before August 15, 2010 are subject to a premium of 101% of the principal. Thereafter, the Company may make prepayments without paying a premium.

As of December 31, 2008, all amounts outstanding under the Term Loan bore interest, at the Company’s option:

(i) at the three month LIBOR rate (with a floor of 3.00%) plus 8.25% per annum, payable quarterly; or

(ii) at the prime rate (with a floor of 5.25%) plus 7.0% per annum, payable monthly.

A default under the Term Loan triggers an additional 2.00% interest above the stated variable rate.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants requiring an unqualified audit opinion and restricting the ability of the Company, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets in excess of scheduled amounts, enter into sale-leaseback transactions, make capital expenditures in excess of scheduled amounts, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

The credit facilities require Haights Cross and the other loan parties to maintain a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a minimum net EBITDA (as defined) . The maximum secured leverage ratio is 3.33:1 beginning with the quarter ending September 30, 2008, and then ranges from 3.36:1 to 2.94:1 through the fiscal quarter ending March 31, 2011. The minimum fixed charge coverage ratio is 0.83:1 beginning with the Company’s fiscal quarter ending September 30, 2008 and then ranges between 0.80:1.00 and 0.67:1 through the fiscal quarter ending March 31, 2011. The minimum net EBITDA is $29.8 million beginning with the Company’s fiscal quarter ending September 30, 2008, and then ranges over time between $29.2 million to $33.4 million through the fiscal quarter ending March 31, 2011. The secured leverage ratio is defined as the ratio of Haights Cross’ senior secured debt (net of up to $10 million of balance sheet cash) to the Company’s consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date. The fixed charge coverage ratio is defined as the ratio of the Company’s consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date to the Company’s consolidated interest expense, plus total taxes and total capital expenditures (subject to certain limited exceptions) for the same period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of December 31, 2008, the effective interest rate on all borrowings under the Term Loan was 12.01%.

As of April 15, 2009, we had not completed our audited financial statements as required under our credit agreement for our senior secured term loan (the “Credit Agreement”), or filed our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) as required under our indentures for our Senior Notes and our Senior Discount Notes. As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of these financial statements, our independent registered public accounting firm has included an explanatory paragraph that indicates that the uncertainties discussed herein raise substantial doubt about our ability to continue as a going concern. The issuance of this report with a  going concern emphasis paragraph also violates a separate covenant of the Credit Agreement. In addition to our existing defaults under the Credit Agreement, there is also uncertainty that we are in compliance with certain financial covenants in the Credit Agreement. The Company has requested the Administrative Agent for the Credit Agreement to indicate their agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Administrative Agent has not responded to the Company’s request.  Should the Administrative Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.

Rights and remedies of the lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate,  to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders account.  Further, provisions of the Credit Agreement restrict our ability to make interest payments on our Senior Notes and our Senior Discount Notes if we are in default under the Credit Agreement.  We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment of senior secured term loan should they be declared due.  In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 20, 2009, the outstanding principal balances under the Credit Agreement, the Senior Notes and Senior Discount Notes were $108.2 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, we entered into a short-term forbearance agreement with the lenders under the Credit Agreement relating to our financial reporting defaults, and since that time  have entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009 (the “Forbearance Agreement and Amendment”).  The Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from our failure to satisfy our financial covenants under our Credit Agreement for the periods ended December 31, 2008 and March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) June 5, 2009; (ii) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (iii) the occurrence or existence of any event of default under either of the indentures for the Senior Notes or the Senior Discount Notes. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the lenders to exercise their rights and remedies under the Credit Agreement and related security documents.

Under our forbearance arrangements, commencing April 15, 2009, we agreed to pay the Lenders the default rate of interest under the Credit Agreement, an increase of 2% over the stated variable rate.  Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous default rate), such that the applicable interest rate under the Credit Agreement is now, at our election, either:

•	the three month LIBOR rate (with a floor of 3.00%) plus 12.25% per annum, payable monthly (LIBOR rate loans had previously been payable quarterly); or
•	the prime rate (with a floor of 5.25%) plus 11.0% per annum, payable monthly.

In consideration of this increase, the Lenders have agreed to waive any default interest during the current forbearance period.  As of May 7, 2009, our base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, we are allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

On May 7, 2009, we received a notice from the trustees under the indentures for our Senior Notes and Senior Discount Notes that our failure to timely file our SEC reports constitutes a default under each of those indentures.  The indentures provide that we have 60 days from receipt of this notice of default to cure such default before an event of default occurs under the indentures. If an event of default occurs under the indentures, then the trustee or the holders of 25% in aggregate principal amount of the Senior Notes or the Senior Discount Notes, respectively, may thereafter declare the applicable notes to be due and payable immediately.

We are in discussions with our lenders to amend the Credit Agreement, in the context of a broader debt restructuring. We have engaged a financial advisor to help implement the Credit Agreement amendment and to explore other potential debt restructuring alternatives.  If we are unable to restructure our debt obligations, we do not believe that the lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and our Senior Discount Notes.  Moreover, our Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of our subsidiaries and none of our subsidiaries is under any obligation to make payments to us. The ability of subsidiaries to make any payments to us are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of our subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, we may not have the ability to pay the interest or any other obligations under our Senior Discount Notes. Our failure to make interest payments is a default under the applicable indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate our obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the indentures for the Senior Notes and Senior Discount Notes.

Although we intend to attempt to restructure our debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements on favorable terms, if at all. We do not have any agreement with holders of our debt obligations to restructure these obligations and cannot predict or provide assurance we will obtain such agreement.  A default under one or more of our debt arrangements, including the Credit Agreement or the indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about the our ability to continue as a going concern.  If we are unable to extend the forbearance under the Credit Agreement and restructure our debt obligations, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.  Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

Senior Notes.  In August 2003, Haights Cross issued $140.0 million aggregate principal amount of its 113/4% senior notes (“Senior Notes”), in a transaction led by Bear Stearns & Co. Inc. On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes in a transaction led by Bear Stearns & Co. Inc. These Senior Notes, which were issued under the existing senior note indenture, are pari passu with, of the same series as, and vote on any matter submitted to bondholders with, our existing Senior Notes.  On August 15, 2008, the Company entered into the Credit Agreement, repaid its old term loans in full, and repurchased and retired Senior Notes in the aggregate principal amount of $31.2 million from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any.  As of December 31, 2008, we had $138.8  million aggregate principal amount of outstanding Senior Notes.

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

12 1/2% Senior Discount Notes. On February 2, 2004, Haights Cross Communications issued $135.0 million aggregate principal amount at maturity of its 12 1/2% Senior Discount Notes due 2011 (the “Senior Discount Notes”), for which it received net proceeds of $73.7 million. The Senior Discount Notes mature on August 15, 2011, with each Senior Discount Note having an accreted value of $1,000 at maturity. The Senior Discount Notes began to accrue cash interest on February 1, 2009, and the Company is be required to make cash interest payments every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications and rank equally with all of Haights Cross Communications’ existing and future unsecured senior indebtedness and are senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of Haights Cross Communications’ existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The Senior Discount Notes are also structurally subordinated to all existing and future liabilities of our subsidiaries, including our Term Loan, Senior Notes and trade payables. The Senior Discount Notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Term Loans and the Senior Notes. As of February 15, 2008 the Senior Discount Notes became redeemable by the Company. The Senior Discount Notes contain customary restrictive covenants and debt incurrence tests.

Application of Net Proceeds from Oakstone Publishing Sale.

On June 30, 2008, we sold our Oakstone Publishing business for gross proceeds of $47.5 million, prior to the escrow adjustment discussed in Note 4 “Dispositions”, consisting of consideration received from the buyer of $42.8 million in cash and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. At December 31, 2008 $3.8 million remained in the escrow account.  Under the indentures for the Senior Notes and the Senior Discount Notes, within 365 days after the receipt of the net proceeds from an asset sale, such as the Oakstone Publishing sale, we may apply the net proceeds, at our option to (i) repay obligations under our senior secured credit facilities, (ii) to acquire all or substantially all of the assets of, or any capital stock or, another permitted business, (iii) to make capital expenditures, or to acquire any other assets that are not classified as current assets under generally accepted accounting principles and that are used or useful in a permitted business. Any net proceeds that are not applied or invested within 365 days as provided above will constitute excess proceeds. If the aggregate excess proceeds were to exceed $10 million, the indentures for our Senior Notes and Senior Discount Notes would require us to offer to apply the excess proceeds to the repayment of our term loans and/or such notes. Our Credit Agreement for our Term Loan further requires us to apply such excess proceeds to the repayment of the Term Loan no later than the date that is 30 days prior to the date on which we would have to apply such proceeds as dictated by the indentures for the Senior Notes and Senior Discount Notes. As of December 31, 2008, there was less than approximately $4 million in excess of the $10 million that has not been otherwise applied as provided above.  We anticipate that we will apply any such excess for other permitted uses, such as capital expenditures, by the end of the 365 day period.

Off Balance Sheet Arrangements

We have no variable interest (otherwise known as “special purpose”) entities or off balance sheet debt, other than as related to operating leases in the ordinary course of business.

As of December 31, 2008, due to the Term Loan  default described above,  our Term Loans, Senior Discount Notes and Senior Notes  are classified as a current liabilities in the accompanied financial statement. The following table summarizes our contractual cash obligations, including interest as of December 31, 2008.

	Payments Due By Period
Contractual Obligations	Less Than 1 Year	1-2 Years	3-5 Years	After 5 Years	Total
	(In thousands)
Operating leases	$1,890	$1,007	$452	$—	$3,349
Term Loan(1)	13,176	126,248	—	—	139,424
11 3/4% Senior notes	16,309	171,418	—	—	187,727
12 1/2% Senior discount notes	8,438	169,406	—	—	177,844
Total	$39,813	$468,079	$452	$—	$508,344

(1)	Term Loan is a floating rate instruments. The interest for this schedule was calculated using the effective interest for the fourth quarter 2008.

Liquidity and Capital Resources

We have relied primarily on our available cash balance to fund our working capital, capital expenditures, business acquisition and debt service requirements. As of December 31, 2008, we had an available cash balance of $47.4 million. During the year ended December 31, 2008, we funded $19.0 million in pre-publication costs for new product development, $1.2 million of capital expenditures for property and equipment, and $32.4 million of cash interest payments. We have a working capital deficiency of $320.5 million (including long term debt in default classified as current of $381.8 million) as of December 31, 2008.

As of December 31, 2008, we had total indebtedness outstanding of $381.8 million, including our Term Loan in the principal amount of $108.2 million, Senior Notes in the aggregate principal amount of $140.0 million and Senior Discount Notes in the aggregate accreted amount of $133.6 million. See Note 15 to our Consolidated Financial Statements. On August 15, 2008 we repaid the Term Loans with a combination of the net proceeds of a new term loan in the principal amount of $108.2 million and cash on hand, including net proceeds from our sale of our Oakstone Publishing business. In addition, on August 15, 2008 we repurchased from certain of the Lenders and their affiliates and retired at par, $31.2 million in principal amount of our Senior Notes. The Senior Notes which remain outstanding are general unsecured obligations of our subsidiary, Haights Cross, and also are guaranteed by our other subsidiaries and Haights Cross Communications. The Senior Notes are effectively subordinated to the Term Loan to the extent of the collateral securing the Term Loan. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications, ranking equally with all of Haights Cross Communications’ senior debt. However, the Senior Discount Notes are structurally subordinated to all existing and future liabilities of our subsidiaries, including the Term Loans and the Senior Notes, and are effectively subordinated to the Term Loan to the extent of the value of the collateral securing the Term Loan.

 The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have incurred a loss before discontinued operations of $52.6 million for the year ended December 31, 2008, have a stockholders deficit of $186.6 million and a working capital deficiency of $320.5 million (including long term debt in default classified as current of $381.8 million) as of December 31, 2008.

As of April 15, 2009, we had not completed our audited financial statements as required under our credit agreement for our senior secured term loan (the “Credit Agreement”), or filed our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) as required under our indentures for our Senior Notes and our Senior Discount Notes. As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of these financial statements, our independent registered public accounting firm has included an explanatory paragraph that indicates that the uncertainties discussed herein raise substantial doubt about our ability to continue as a going concern. The issuance of this report with a  going concern emphasis paragraph also violates a separate covenant of the Credit Agreement. In addition to our existing defaults under the Credit Agreement, there is also uncertainty that we are in compliance with certain financial covenants in the Credit Agreement. The Company has requested the Administrative Agent for the Credit Agreement to indicate their agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Administrative Agent has not responded to the Company’s request.  Should the Administrative Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.

Rights and remedies of the lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders account.  Further, provisions of the Credit Agreement restrict our ability to make interest payments on our Senior Notes and our Senior Discount Notes if we are in default under the Credit Agreement.  We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan should they be declared due.  In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 20, 2009, the outstanding principal balances under the Credit Agreement, the Senior Notes and Senior Discount Notes were $108.2 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, we entered into a short-term forbearance agreement with the lenders under the Credit Agreement relating to our financial reporting defaults, and since that time  have entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009 (the “Forbearance Agreement and Amendment”).  The Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from our failure to satisfy our financial covenants under our Credit Agreement for the periods ended December 31, 2008 and March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) June 5, 2009; (ii) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (iii) the occurrence or existence of any event of default under either of the indentures for the Senior Notes or the Senior Discount Notes. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the lenders to exercise their rights and remedies under the Credit Agreement and related security documents.

Under our forbearance arrangements, commencing April 15, 2009, we agreed to pay the Lenders the default rate of interest under the Credit Agreement, an increase of 2% over the stated variable rate.  Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous default rate), such that the applicable interest rate under the Credit Agreement is now, at our election, either:

•	the three month LIBOR rate (with a floor of 3.00%) plus 12.25% per annum, payable monthly (LIBOR rate loans had previously been payable quarterly); or
•	the prime rate (with a floor of 5.25%) plus 11.0% per annum, payable monthly.

In consideration of this increase, the Lenders have agreed to waive any default interest during the current forbearance period.  As of May 7, 2009, our base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, we are allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

On May 7, 2009, we received a notice from the trustees under the indentures for our Senior Notes and Senior Discount Notes that our failure to timely file our SEC reports constitutes a default under each of those indentures.  The indentures provide that we have 60 days from receipt of this notice of default to cure such default before an event of default occurs under the indentures. If an event of default occurs under the indentures, then the trustee or the holders of 25% in aggregate principal amount of the Senior Notes or the Senior Discount Notes, respectively, may thereafter declare the applicable notes to be due and payable immediately.

Our Credit Agreement prohibits Haights Cross from making distributions to Haights Cross Communications to pay interest on the Senior Discount Notes during a default under our Credit Agreement.  As described above we are currently in default under our Credit Agreement, though we have obtained a short-term forbearance from our term loan lenders.  As of December 31, 2008, Haights Cross Communications had cash and cash equivalents of approximately $4.0 million and has an interest payment due on August 1, 2009 of $8.4 million.

We are in discussions with our lenders to amend the Credit Agreement, in the context of a broader debt restructuring. We have engaged a financial advisor to help implement the Credit Agreement amendment and to explore other potential debt restructuring alternatives.  If we are unable to restructure our debt obligations, we do not believe that the lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and our Senior Discount Notes.  Moreover, our Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of our subsidiaries and none of our subsidiaries is under any obligation to make payments to us. The ability of subsidiaries to make any payments to us are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of our subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, we may not have the ability to pay the interest or any other obligations under our Senior Discount Notes. Our failure to make interest payments is a default under the applicable indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate our obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the indentures for the Senior Notes and Senior Discount Notes.

Although we intend to attempt to restructure our debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements on favorable terms, if at all. We do not have any agreement with holders of our debt obligations to restructure these obligations and cannot predict or provide assurance we will obtain such agreement.  A default under one or more of our debt arrangements, including the Credit Agreement or the indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about the our ability to continue as a going concern.  If we are unable to extend the forbearance under the Credit Agreement and restructure our debt obligations, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.  Accordingly, amounts outstanding under the our senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

These uncertainties raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Net cash provided by operating activities was $11.1 million for the year ended December 31, 2008 compared to $15.0 million of cash provided by operating activities for the year ended December 31, 2007. The decline in cash from operating activities was primarily due to a loss from continuing operations in 2008 compared to an income in 2007 and an increase in the cash used for working capital during 2008.

Cash provided by investing activities increased to $29.6 million for the year ended December 31, 2008 from cash used in investing activities $19.6 million for the year ended December 31, 2007, primarily due to proceeds from the sale of the Oakstone Publishing and Sundance Newbridge businesses. Cash used in investing activities consists of expenditures for pre-publication costs and property, plant and equipment which increased by $0.7 million from 2007 to 2008.

Cash used in financing activities increased to $50.9 million for the year ended December 31, 2008 from $3.4 million for year ended December 31, 2007. The period over period increase  primarily reflecting the net cash used in the refinancing of our Term Loans and Senior Notes and an additional $3.1 million of expenditures for deferred financing costs.

Capital Expenditures

Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the year ended December 31, 2008, we had $19.0 million of pre-publication expenditures compared to $18.0 million during the year ended December 31, 2007. We plan expenditures of $17.9 million for pre-publication costs in 2009. This level of spending is intended to support our successful core products and allow for the development of new products.

Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the year ended December 31, 2008, we had $1.2 million of property, building and equipment expenditures compared to $1.5 million for the year ended December 31, 2007. We plan expenditures of $1.9 million for property and equipment in 2009.

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

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Revenue	$40,184	$40,850	$47,583	$41,986
Income (loss) from operations	7,025	6,885	6,085	4,535
Net income (loss)(1)	(12,643)	(14,406)	107,013	(16,414)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Revenue	$41,291	$44,719	$49,077	$35,992
Income (loss) from operations(3)	4,743	6,764	10,451	(34,942)
Net income(loss)(2)(3)	(9,892)	16,338	(591)	(43,862)

(1)	Net income for the third quarter ended September 30, 2007 benefited from the $115.6 million gain on troubled debt restructuring.

(2)	Net income for second quarter ended June 30, 2008 benefited from gain on sale of Oakstone Medical business.

(3)	The fourth quarter 2008 loss from operations and net loss was impacted by a goodwill impairment charge of $31.6 million related to our Test Prep and Intervention segment.

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

As of December 31, 2008, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.1 million. As of December 31, 2008, a hypothetical 10% change in the interest rate applicable to our investments would change interest income on an annual basis by $0.1 million. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.

As of December 31, 2008, we had $108.2 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, was 12.01% ..

  The functional currency of the company’s foreign operations is the local currency, or UK pounds.  Accounts of foreign operations are translated into U.S. dollars using year-end exchange rates for assets and liabilities and average monthly exchange rates for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  A 10% unfavorable change in the UK-to-US dollar exchange rate would not materially impact our December 31, 2008 balance sheet.  Gains and losses resulting from foreign currency transactions are included in determining net income (loss), and were immaterial for the years ended December 31, 2008, 2007 and 2006.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Haights Cross Communications, Inc.

We have audited the accompanying consolidated balance sheets of Haights Cross Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haights Cross Communications, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has incurred a loss before discontinued operations of $52.6 million for the year ended December 31, 2008, has a stockholders deficit of $186.6 million and a working capital deficiency of $320.5 million as of December 31, 2008.  In addition, the Company is in default of its senior secured term loan agreement. The Company entered into a short-term forbearance agreement with the senior secured term loan lender, whereby the lenders have agreed to forbear exercising any rights and remedies under the credit agreement until June 5, 2009, unless there are events of default, other than events covered by the forbearance agreement, or there is an existence of any event of default under either of the indentures of the Company’s Senior Notes or Senior Discount Notes.  On May 7, 2009, the Company received a notice from the trustees under the indentures for its Senior Notes and Senior Discount Notes that its failure to timely file its SEC reports constitutes a default under each of those indentures.  The indentures provide that the Company has 60 days from receipt of notice to cure such default before an event of default occurs under the indentures. The defaults under the senior secured term loan, if not resolved, prevent the Company from paying interest on its Senior Notes and Senior Discount Notes in August 2009 which would be events of default on such indentures and cause additional cross defaults of other obligations.  Moreover, the Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of its subsidiaries and none of its subsidiaries is under any obligation to make payments to the Company.  The ability of subsidiaries to make any payments to the Company are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of its subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the senior secured term loan agreement, the Company may not have the ability to pay interest or any other obligations under its Senior Discount Notes.  Its failure to make interest payments would be a default under the applicable indenture. There is uncertainty as to whether the Company will be able to obtain waivers, amendments and/or modifications to remedy the defaults under the agreements.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, effective January 1, 2007.

/s/ Ernst & Young LLP

New York, New York
May 26, 2009

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,414	$61,784
Accounts receivable, net	15,237	21,444
Inventory, net	18,852	16,914
Direct response advertising costs , net	2,547	2,470
Prepaid royalties	5,151	6,005
Prepaid expenses and other current assets	2,509	2,004
Escrow receivable (Note 7)	3,836	—
Assets of discontinued operations	—	51,035
Total current assets	95,546	161,656
Pre-publication costs, net	36,242	36,678
Property and equipment, net	6,934	7,878
Goodwill	83,401	115,001
Intangible assets, net	14,601	16,805
Deferred financing costs, net	6,260	6,499
Other assets	392	255
Total assets	$243,376	$344,772
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$23,817	$25,311
Accrued interest	6,161	8,948
Deferred subscription revenue	4,054	4,798
Term loans (Note 15)	108,200	124,850
11¾% senior notes (Note 15)	139,999	—
12½% senior discount notes (Note 15)	133,620	—
Liabilities of discontinued operations	215	23,128
Total current liabilities	416,066	187,035
Long term liabilities:
11¾% senior notes	—	171,670
12½% senior discount notes	—	118,362
Deferred tax liability	13,798	14,119
Other long term liabilities	95	415
Total long term liabilities	13,893	304,566
Commitments (Note 18)
Stockholders’ deficit:
Common stock, $.0003 par value, 30,000,000 shares authorized, 9,958,112 shares issued and outstanding at December 31, 2008 and 9,966,229 shares issued and outstanding at December 31, 2007	3	3
Accumulated other comprehensive income	(1,237)	755
Accumulated deficit	(185,349)	(147,587)
Total stockholders’ deficit	(186,583)	(146,829)
Total liabilities and stockholders’ deficit	$243,376	$344,772

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue	$171,079	$170,603	$155,237
Costs and expenses:
Cost of goods sold, exclusive of depreciation expense and amortization of pre-publication costs	47,441	46,607	42,905
Marketing and sales	40,012	38,351	34,626
Fulfillment and distribution	12,510	12,268	11,094
General and administrative	26,892	29,104	21,464
Restructuring charges	2,008	1,172	407
Amortization of pre-publication costs	19,359	14,279	12,043
Goodwill impairment charges	31,600	—	10,419
Asset impairment charges	—	565	—
Depreciation expense and amortization of intangibles	4,241	3,727	3,696
Total costs and expenses	184,063	146,073	136,654
(Loss) income from operations	(12,984)	24,530	18,583
Other (income) expenses:
Interest expense	44,747	61,772	65,787
Interest income	(1,394)	(3,173)	(2,921)
Amortization deferred financing costs	3,298	3,423	3,381
Gain on troubled debt restructuring	—	(115,489)	—
Other (income)expense	(1,002)	250	9
Total other expenses (income)	45,649	(53,217)	66,256
(Loss) income before income taxes and discontinued operations	(58,633)	77,747	(47,673)
(Provision) benefit for income taxes	6,075	(3,508)	(2,086)
(Loss) income before discontinued operations	(52,558)	74,239	(49,759)
Discontinued operations:
Income (loss)from operations of discontinued operations, net of tax expense of $0.3 million and $0.5 million in 2008 and 2007, respectively and tax benefit of $3.7 million in 2006	345	(10,567)	(21,960)
Income (loss) on disposal of discontinued operations, net of taxes of $2.0 million in 2008	14,206	(122)	(1,136)
Total income (loss) from discontinued operations	14,551	(10,689)	(23,096)
Net income (loss)	(38,007)	63,550	(72,855)
Gain on recapitalization	—	34,353	—
Preferred stock dividends and accretion	—	(2,182)	(3,334)
Net income (loss) available to common stockholders	$(38,007)	$95,721	$(76,189)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Income	Deficit	Deficit
	(In thousands)
Balance as of January 1, 2006	20,008	$20	$284	$(228,425)	$(228,121)
Comprehensive loss: Net loss				(72,855)	(72,855)
Foreign currency translation adjustment	—	—	374		374
Total comprehensive loss					(72,481)
Stock based compensation expense	—	—	—	7	7
Issuances pursuant to stock options	5	—	—	11	11
Preferred stock dividends and accretion	—	—	—	(3,334)	(3,334)
Balance as of December 31, 2006	20,013	$20	$658	$(304,596)	$(303,918)
Comprehensive loss: Net loss	—	—	—	63,550	63,550
Foreign currency translation adjustment	—	—	97	—	97
Total comprehensive loss	—	—	—	—	63,647
Recapitalization transactions	(10,384)	(11)	—	59,746	59,735
Stock based compensation expense	—	—	—	4	4
Issuances pursuant to stock options	337	1	—	1,531	1,532
Change in par value of common stock	—	(7)	—	7	—
Gain on recapitalization	—	—	—	34,353	34,353
Preferred stock dividends and accretion	—	—	—	(2,182)	(2,182)
Balance as of December 31, 2007	9,966	3	755	(147,587)	(146,829)
Comprehensive income: Net loss	—	—	—	(38,007)	(38,007)
Foreign currency translation adjustment	—	—	(1,992)	—	(1,992)
Total comprehensive loss	—	—	—	—	(39,999)
Stock based compensation expense	—	—	—	245	245
Forfeitures of restricted stock	(8)	—	—	—	—
Balance as of December 31, 2008	9,958	$3	$(1,237)	$(185,349)	$(186,583)

See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities from Continuing Operations
Net (loss) income from continuing operations	$(52,558)	$74,239	$(49,759)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Gain on troubled debt restructuring — non-cash	—	(115,489)	—
Non-cash interest expense	15,257	28,576	33,546
Allowance for doubtful accounts	2,988	2,605	3,958
Allowance for obsolescence	1,753	2,487	1,735
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	23,600	18,006	15,739
Amortization of deferred financing costs	3,298	3,423	3,382
Amortization of premium on 11¾% senior notes	(471)	(476)	(484)
Goodwill impairment charges	31,600		10,419
Asset impairment charges	—	565	—
Income tax benefit allocation — non-cash	(6,409)	—	—
Deferred taxes — non-cash	(321)	3,039	1,748
Foreign exchange transaction gain	(623)	—	—
Other non-operating income — non-cash	(1,066)	2,218	11
Changes in operating assets and liabilities:
Accounts receivable	3,218	(6,275)	(5,519)
Inventory	(3,624)	(779)	(4,867)
Prepaid expenses, royalty advances and other current assets	375	(1,079)	(931)
Direct response advertising costs	(77)	(405)	(292)
Other assets	(136)	4	(17)
Accounts payable, accrued and other liabilities	(2,223)	3,034	1,846
Accrued interest	(2,787)	(91)	168
Deferred subscription revenue	(743)	1,352	718
Net cash provided by operating activities from continuing operations	11,051	14,954	11,401
Investing activities from Continuing Operations
Additions to pre-publication costs	(19,003)	(17,985)	(17,108)
Additions to property and equipment	(1,248)	(1,545)	(1,506)
Additions to intangible assets	(27)	(29)	(16)
Proceeds from sale of business	48,716	—	500
Proceeds from sale of assets	1,183	6	—
Net cash provided by (used in) investing activities from continuing operations	29,621	(19,553)	(18,130)
Financing activities from Continuing Operations
Transaction cost-troubled debt restructuring and recapitalization	—	(2,038)	—
Repayment of senior secured term loan	(124,850)	(1,300)	(1,300)
Repayment of principal – senior notes	(31,200)	—	—
Proceeds from New Term loans	108,200	—	—
Proceeds from exercise of stock options	—	—	11
Additions to deferred financing costs	(3,059)	(88)	(104)
Net cash used in financing activities from continuing operations	(50,909)	(3,426)	(1,393)
Effect of exchange rates on cash	(1,046)	89	245
Cash flows of discontinued operations
Operating cash flows	(808)	(5,250)	14,236
Investing cash flows	(2,279)	5,377	(6,104)
Net cash (used in) provided by discontinued operations	(3,087)	(127)	8,132
Net (decrease) increase in cash and cash equivalents	(14,370)	(8,063)	255
Cash and cash equivalents at beginning of year	61,784	69,847	69,592
Cash and cash equivalents at end of year	$47,414	$61,784	$69,847
Supplemental disclosure
Cash paid during the year for:
Interest	$32,375	$32,885	$32,102
Income taxes	$780	$371	$523
See accompanying notes.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(In thousands)

1.  Nature of Business and Organization

Haights Cross Communications, Inc., a Delaware corporation (together with its subsidiaries, “we,” “our,” the “Company” or “Haights Cross Communications”), whose predecessor was formed in January 1997, is a holding company that conducts all of its operations through its direct and indirect subsidiaries, including, without limitation, its wholly-owned subsidiary Haights Cross Operating Company (“Haights Cross”). Between November 2007 and January 2008, we initiated a sales process for all of our operating businesses. On June 30, 2008 we sold the subsidiary that contained our Oakstone Publishing business, which operated our Medical Education segment. On August 27, 2008, we sold the subsidiary that contained our Sundance Newbridge business, which operated our K-12 Supplemental Education segment. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. On July 1, 2008 we announced the suspension of our sale process to offer for sale our Triumph Learning and Recorded Books businesses.

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

The following summarizes the Company’s two segments:

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

Basis of Presentation

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred a loss before discontinued operations of $52.6 million for the year ended December 31, 2008, has a stockholders deficit of $186.6 million and a working capital deficiency of $320.5 million (including long term debt in default classified as current of $381.8 million) as of December 31, 2008.  As of April 15, 2009, the Company had not completed its audited financial statements as required under its credit agreement for its senior secured term loan (the “Credit Agreement”), or filed its Annual Report on Form 10-K with SEC as required under its indentures for its Senior Notes and its Senior Discount Notes.  As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of these financial statements, the Company’s independent registered public accounting firm has included an explanatory paragraph that indicates that the uncertainties discussed herein raise substantial doubt about the Company’s ability to continue as a going concern. The issuance of this report with a  going concern emphasis paragraph also violates a separate covenant of the Credit Agreement. In addition to the Company’s existing defaults under the Credit Agreement, there is also uncertainty that the Company was in compliance with certain financial covenants in the Credit Agreement.  The Company has requested the Administrative Agent for the Credit Agreement to indicate their agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Administrative Agent has not responded to the Company’s request.  Should the Administrative Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.

Rights and remedies of the lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders account. Further, provisions of the Credit Agreement restrict the Company’s ability to make interest payments on its Senior Notes and its Senior Discount Notes if the Company is in default under the Credit Agreement.  The Company does not expect that its cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan should they be declared due.  In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 20, 2009, the outstanding principal balances under the Credit Agreement, the Senior Notes and Senior Discount Notes were $108.2 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, the Company entered into a short-term forbearance agreement with the lenders under the Credit Agreement relating to its financial reporting defaults, and since that time has entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009 (the “Forbearance Agreement and Amendment”).  The Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from the Company’s failure to satisfy its financial covenants under the Credit Agreement for the periods ended December 31, 2008 and March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) June 5, 2009; (ii) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (iii) the occurrence or existence of any event of default under either of the indentures for the Senior Notes or the Senior Discount Notes.  Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the lenders to exercise their rights and remedies under the Credit Agreement and related security agreements.

Under the forbearance arrangements, commencing April 15, 2009, the Company agreed to pay the Lenders the default rate of interest under the Credit Agreement, an increase of 2% over the stated variable rate.  Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous default rate), such that the applicable interest rate under the Credit Agreement is now, at its election, either:

•	the three month LIBOR rate (with a floor of 3.00%) plus 12.25% per annum, payable monthly (LIBOR rate loans had previously been payable quarterly); or
•	the prime rate (with a floor of 5.25%) plus 11.0% per annum, payable monthly.

In consideration of this increase, the Lenders have agreed to waive any default interest during the current forbearance period.  As of May 7, 2009, the base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, the Company is allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

On May 7, 2009, the Company received a notice from the trustees under the indentures for our Senior Notes and Senior Discount Notes that its failure to timely file our SEC reports constitutes a default under each of those indentures.  The indentures provide that the Company has 60 days from receipt of this notice of default to cure such default before an event of default occurs under the indentures. If an event of default occurs under the indentures, then the trustee or the holders of 25% in aggregate principal amount of the Senior Notes or the Senior Discount Notes, respectively, may thereafter declare the applicable notes to be due and payable immediately.

The Company is in discussions with the lenders to amend the Credit Agreement, in the context of a broader debt restructuring. The Company has engaged a financial advisor to help implement the Credit Agreement amendment and to explore other potential debt restructuring alternatives.  If the Company is unable to restructure its debt obligations, it does not believe that the lenders would extend their forbearance and amend the Credit Agreement so as to permit it to make its August 2009 interest payments on its Senior Notes and Senior Discount Notes.  Moreover, the Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of its subsidiaries and none of its subsidiaries is under any obligation to make payments to the Company. The ability of subsidiaries to make any payments to the Company are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of its subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, the Company may not have the ability to pay the interest or any other obligations under its Senior Discount Notes. Its failure to make interest payments is a default under the applicable indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate its obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the indentures for the Senior Notes and Senior Discount Notes.

Although the Company intends to attempt to restructure its debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, the Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements on favorable terms, if at all. The Company does not have any agreement with holders of its debt obligations to restructure these obligations and cannot predict or provide assurance it will obtain such agreement.  A default under one or more of the Company’s debt arrangements, including the Credit Agreement or the indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on the Company’s business, financial condition, liquidity and operations and raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to extend the forbearance under the Credit Agreement and restructure its debt obligations, the Company may not be able to continue its operations, and the Company may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against it.  Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. On June 30, 2008 we sold the subsidiary that contained our Oakstone Publishing business, which operated our Medical Education segment. On August 27, 2008 we sold the subsidiary that contained our Sundance Newbridge business, which operated our K-12 Supplemental Education segment. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements.

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. Customers are concentrated in the library and educational markets of the United States of America. No single customer accounted for more than 4% of revenue.

Fair Value and Credit Risk of Financial Instruments

All current assets and liabilities are carried at cost, which approximates fair value due to the short-term maturities of those instruments. The fair value of the Company’s 11¾% Senior Notes and 12½% Senior Discount Notes are estimated based on market quotes. The Company’s Term Loan is a floating rate instrument and fair value is estimated based on market quotes.

Estimated fair values of the Company’s long term debt instruments are as follows:

	December 31, 2008
	Carrying Value	Fair Value
Term Loan	$108,200	$86,560
11¾% senior notes	139,999	85,708
12½% senior discount notes	133,620	33,750

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

Shipping and Handling

Shipping and handling costs are included in fulfillment and distribution expenses, while fees charged to customers for shipping and handling are included in revenue in the accompanying consolidated statements of operations. The Company incurred $4.9 million, $5.1 million and $4.6 million in shipping and handling costs for the years ended December 31, 2008, 2007 and 2006, respectively. Shipping and handling revenue included in the accompanying consolidated financial statement for the years ended 31, 2008, 2007 and 2006, were $6.9 million, $7.8 million and $7.0 million, respectively.

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

Advertising

Advertising expenses relating to book and non-subscription publishing operations are expensed as incurred. The Company incurred $0.9 million, $0.8 million and $0.7 million in advertising expenses for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in marketing and sales expenses in the accompanying consolidated statements of operations. The Company incurred $6.9 million, $3.2 million and $4.2 million for amortization of direct response advertising costs for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of direct response advertising costs is included in marketing and sales expense in the accompanying consolidated statements of operations.

Direct response advertising costs are incurred to solicit sales from potential new customers who can be shown to have responded specifically to an advertising campaign that results in probable future economic benefits. We have two types of direct response advertising costs: direct mail and catalogs. We are able to track the revenue, costs and profitability from these advertising efforts at the campaign level. Both the direct mail and catalog campaign costs are capitalized and the net recoverability is evaluated on a product-by-product basis at the campaign level. The life and amortization rate are determined by historical experience with similar products at the same business. Direct mail costs are amortized over lives ranging up to 12 months.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of net acquisition cost over the estimated fair value of net assets acquired of purchased companies. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), intangible assets considered to have indefinite lives, such as goodwill, are no longer amortized to expense but are periodically evaluated for impairment at the reporting unit level. Intangible assets with finite lives continue to be amortized to expense over their useful lives.

Under SFAS No. 142, goodwill and other indefinite lived intangible assets are subject to an annual impairment test as well as an interim test if an event occurs or circumstances change between annual tests indicating that the asset might be impaired. The impairment test for goodwill is a two-step process. First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill, as calculated, is less than the carrying amount of the goodwill, an impairment charge is taken for the difference. The impairment test for the trademark is performed by comparing the fair value of the trademark to the carrying value.  If the carrying value is more than the fair value an impairment is recorded. The Company tests the goodwill of each of its reporting units and the trademark annually, and more frequently if impairment indicators exist.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R is effective for business combinations completed on or after the beginning of the Company’s 2009 fiscal year. The Company will adopt SFAS 141R at the beginning of its 2009 fiscal year, as required. The Company does not believe that the adoption of SFAS 141R will have an impact on the Company’s consolidated financial statements.

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

On January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”)for certain financial assets and liabilities. This standard establishes a framework for measuring fair value and requires enhanced disclosures about far value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories: Level 1: Quoted market prices in active markets for identical assets or liabilities; Level 2:Quoted prices in active markets for similar assets and liabilities in markets that are not active and models for which all significant inputs are observable either directly or indirectly; and  Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs for inactive markets. The determination of where assets and liabilities fall within this hierarchy is based upon lowest level of input that is significant to the fair value measurement. As of December 31, 2008, the Company holds approximately $47.4 million of “Level 1” overnight cash deposits, of which fair value approximates carrying value. The Company does not have any assets and liabilities that are based on “Level 2” or “Level 3” inputs.

The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company does not believe the provisions of SFAS 157 related to other nonfinancial assets and liabilities will have a significant impact on the Company’s consolidated financial statements.

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

The operating results of the Oakstone Publishing business for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Revenue	$14,458	$34,050	$32,471
Cost of goods sold	4,329	9,939	9,700
Marketing and sales	5,290	9,731	9,228
Fulfillment and distribution	1,802	3,385	3,250
General and administrative	1,951	3,523	3,480
Amortization of pre-publication costs	756	1,248	1,154
Depreciation expense	650	1,148	974
Income from operations of Oakstone Publishing before provision for income taxes	$(320)	$5,076	$4,685
Benefit (provision) for income taxes	(313)	(530)	293
Net income (loss) from operations of Oakstone Publishing	$(633)	$4,546	$4,978

On June 30, 2008, the assets and liabilities of the Oakstone Publishing business were sold for gross proceeds of $47.6 million prior to the escrow adjustments discussed below, consisting of consideration received from the buyer of $42.8 million in cash and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. An adjusted gain of $13.7 million, as shown below, is presented as a gain on disposal of discontinued operations.  This gain includes tax expense of $1.8 million.  On December 23, 2008, the Company agreed with the buyer to settle a claim made against representations and warranties for $0.6 million and released escrow funds equal to this amount plus $0.3 million for a working capital adjustment.   The Company had recognized an accrual for the working capital adjustment in the quarter ended June 30, 2008.  As part of the settlement, the buyer and the Company agreed to establish a $0.1 million basket for any future claims.  At this time, the Company is not aware of any pending claims against escrowed funds and believes the remaining balance will be released on June 30, 2009.  The Company has no substantive obligations to fulfill in order to receive the remaining balance. The carrying amounts of Oakstone Publishing assets and liabilities as of June 30, 2008 were as follows:

June 30, 2008

Assets and liabilities:
Working capital, net (excluding cash)	$1,292
Pre-publication costs, net	1,884
Property and equipment, net	1,720
Goodwill	20,565
Intangibles, net	4,537
Net assets on date of sale	$29,998

Calculation of gain on sale:
Proceeds	$47,552
Less:
Escrow settlement	(600)
Tax provision	(1,764)
Transaction costs	(1,489)
Book value of net assets sold	(29,998)
Gain on disposal of Oakstone Publishing	$13,701

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

The operating results of the Sundance Newbridge business for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Revenue	$14,069	$27,293	$34,296
Cost of goods sold	3,050	8,842	9,824
Marketing and sales	3,657	11,201	14,702
Fulfillment and distribution	1,631	3,350	3,683
General and administrative	1,730	2,983	3,775
Restructuring charges	1,072	1,460	—
Asset impairment charges	—	10,158	2,886
Goodwill impairment charges	—	—	24,393
Amortization of pre-publication costs	1,720	3,505	4,536
Depreciation expense	231	907	829
Income (loss) from operations of Sundance Newbridge before provision for income taxes	978	(15,113)	(30,332)
Benefit (provision) for income taxes	—	—	3,394
Net income (loss) from operations of Sundance Newbridge	$978	$(15,113)	$(26,938)

On August 27, 2008, the assets of the Sundance Newbridge business were sold for gross proceeds of $5.9 million. A gain of $0.7 million, as shown below, presented as a gain on disposal of discontinued operations, net of a tax effect of $0.2 million, was recorded on the sale. At December 31, 2008, there was $0.6 million of remaining liabilities of the Sundance Newbridge business.

December 31, 2008

Calculation of gain on sale:
Proceeds	$5,912
Less:
Tax provision	(219)
Transaction costs	(337)
Book value of net assets sold	(4,246)
Assumed liabilities	(361)
Gain on disposal of Sundance Newbridge	$749

We also entered into a post acquisition service agreement with the purchaser of Sundance Newbridge under which Triumph Learning provides warehouse, distribution and customer service to the purchaser under an arms length agreement. The revenues and expenses of this arrangement are reported in other income and expense and included $0.6 million of revenues and $0.4 million of expense for the year ended December 31, 2008.  This agreement will terminate effective May 16, 2009.

In addition to the gain on the disposal of Oakstone Publishing and Sundance Newbridge, a $0.2 million expense for Chelsea House was recorded for the year ending December 31, 2008. Chelsea House was discontinued during 2005. Total income from discontinued operations, for the year ending December 31, 2008 was $14.6 million.

5.  Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2008	2007
Accounts receivable	$17,112	$23,657
Less allowance for doubtful accounts	1,875	2,213
Accounts receivable, net	$15,237	$21,444

6.  Inventory

Inventory consists of the following:

	December 31,
	2008	2007
Supplies	$1,224	$1,114
Work-in-process	357	429
Finished goods	20,632	17,919
	22,213	19,462
Less allowance for obsolescence	3,361	2,548
Inventory, net	$18,852	$16,914

An inventory obsolescence charge of $0.6 million was determined at year end based on the anticipated usage and recorded in allowance for obsolescence for the year ended December 31, 2008.

7.  Pre-publication Costs

Pre-publication costs consists of the following:

	December 31,
	2008	2007
Pre-publication costs	$100,941	$87,519
Less accumulated amortization	64,699	50,841
Pre-publication costs, net	$36,242	$36,678

During the fourth quarter 2008 the Company completed an impairment test of the pre-publication costs of  the Test Prep& Intervention segment, which consist of Triumph Learning and Options/Buckledown business.  The pre-publication assets were tested for impairment and a charge of $2.9 million was recorded as the carrying value of our pre-publication assets at Triumph Learning and Options/Buckledown business were in excess of the fair value as determined from the discounted cash flows from the assets.

8.  Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2007
Furniture and fixtures	$2,080	$1,986
Office equipment and software	7,868	6,525
Land and building	2,916	4,041
Leasehold improvements	2,337	1,989
	15,201	14,541
Less accumulated depreciation	8,267	6,663
Property and equipment, net	$6,934	$7,878

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $2.0 million, $1.5 million and $1.5 million, respectively.

During 2007, in the process of restructuring Options Publishing (See Note 12) the Company tested the land and building assets of Options Publishing for impairment and determined based on an independent appraisal that carrying value of these asset were in excess of the fair market value. The valuation resulted in an asset impairment charge of $0.6 million that was recorded to “asset impairment charges” in the income from continuing operations for its Test-prep and Intervention segment for the year ended December 31, 2007 (See Note 13).

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

As indicated above, the goodwill impairment assessment is a two step process. When the Company performed the annual goodwill and trademark impairment testing as of October 1, 2006, the value determined in step one of the assessment process indicated that the carrying value of the assets net of liabilities of the Options Publishing business which for 2008 was included in the Triumph Learning reporting unit, was in excess of the fair market value of that reporting unit. The Company completed step two of the impairment process during the fourth quarter of 2006 and recorded a $10.4 million goodwill impairment charge to Income from Operations for its Test-prep and Intervention Segment.

A $31.6 million goodwill impairment charge was recorded in the fourth quarter of 2008.  This impairment charge was determined by management’s annual evaluation of goodwill, which included the use of outside independent valuation experts to assist us in determining the value of the reporting unit and the implied value of goodwill.  This valuation utilized an income and market approach in valuing our reporting units. The income approach was selected as management believes it can provide a reliable indication of the reporting unit’s long term financial outlook and the guideline company method of the market approach was utilized because the lines of business and economic risks associated with the guideline companies were considered to be comparable to those of our reporting unit.

The significant assumptions in the income approach include the discount rates used, a 14% rate was determined, the terminal value multiples used and the projected revenues and profits of the Company based on management’s estimates and historical performance. The significant assumptions in the market approach of which we used the industry guideline method included the selection of similar entities for market value and the determination that earnings multiples were the most indicative measure of value. Under the industry acquisition approach the significant assumptions include the determination of similar transactions for similar entities and a determination of the appropriate valuation multiples.

Once the value from each method was determined and weighted, a range of value was determined and a discount factor based on a control premium of 20% adjusted to 17% to reflect a normalized capital structure was determined to be appropriate and applied to the values.

A summary of the change in the Company’s goodwill for the years ended December 31, 2008 and 2007 is as follows:

Goodwill, January 1, 2006	$125,420
Goodwill impairment charge- Options Publishing	(10,419)
December 31, 2006 and 2007	115,001
Goodwill impairment charge- Triumph Learning	(31,600)
Goodwill, December 31, 2008	$83,401

10.  Intangibles

Intangible assets consist primarily of customer relationships, non-compete agreements and trademarks. Intangible assets with finite lives are amortized on a straight-line basis to expense over their useful lives of three to ten years. The Company reassesses the estimated remaining useful lives of these assets in accordance with SFAS No. 144 and has determined that such estimated lives are appropriate. A summary of intangible assets is as follows:

Definite Life Assets	Lives	December 31, 2008	December 31, 2007
Customer list	10 years	$20,380	$20,380
Non-compete agreements	3-5 years	850	850
Other	5 years	164	137
		21,394	21,367
Less: accumulated amortization		(9,534)	(7,303)
		11,860	14,064
Trademarks	Indefinite	2,741	2,741
Net intangible assets		$14,601	$16,805

Amortization expense was $2.2 million for each of the years ended December 31, 2008, 2007 and 2006. Accumulated amortization by asset class as of December 31, 2008 was $8.7 million for customer lists, $0.7 million for non-compete agreements and $0.1 million for other intangible assets.  Accumulated amortization amounts by asset type as of December 31, 2007 were $6.7 million for customer list, $0.5 million for non-compete agreements and $0.1 million for other intangible assets.

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total
Amortization of intangibles:
2009	2,183
2010	2,051
2011	2,045
2012	2,041
2013	2,039
Thereafter	1,501
$11,860

11.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	December 31,
	2008	2007
Trade accounts payable	$8,136	$9,131
Accrued liabilities	9,840	9,179
Accrued management incentive	2,141	3,727
Accrued compensation and related taxes and benefits	2,363	2,527
Accrued restructuring costs	879	697
Accrued disposition costs	458	50
Accounts payable and accrued liabilities	$23,817	$25,311

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

On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereas the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing were consolidated into the shared services division; the accounting functions were taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment were incorporated into the shared service facility in Northborough, MA; and the manufacturing and product purchasing functions were consolidated into a new shared manufacturing group that was formed in our Iowa City location. The purpose of this restructuring was to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning were moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions were relocated to Northborough, MA; and the manufacturing functions located in NY were moved into the previously discussed shared manufacturing function in Iowa City. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared service facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008.

In November 2008, the board approved the consolidation of the management of the Buckle Down/Options operations in Iowa under the Triumph Learning management in New York City.  This resulted in the elimination of the President of Buckle Down; the moving of the marketing function to the company’s New York City facility, the consolidation of sales management  and product development to be managed in the New York office.  In addition to reducing costs, this action better allowed the company to leverage its resources and coordinate activities in product development, sales and marketing.

Restructuring activities are reported within the Test-prep and Intervention segment.

The cost of the restructuring activity by type of cost for the years ended December 31, 2006, 2007 and 2008 is as follows:

	Severance and Related	Lease Terminations Costs	Relocation and Other	Total Consolidation
Buckle Down — Warehouse and Order Fulfillment Consolidation
Amount expected to be incurred	$65	$404	$162	$631
Accrued restructuring liability as of January 1, 2006	—	—	—	—
Restructuring expense	65	180	162	407
Cash paid	(65)	(75)	(162)	(302)
Accrued restructuring liability as of December 31, 2006	—	105	—	105
Restructuring expense	—	75	—	75
Cash paid	—	(109)	—	(109)
Accrued restructuring liability as of December 31, 2007	—	71	$—	71
Restructuring expense	—	75	—	75
Cash paid	—	(114)	—	(114)
Accrued restructuring liability as of December 31, 2008	$—	$32	$—	$32
Options Publishing — Consolidation with Buckle Down
Amount expected to be incurred	$1,021	$—	$102	$1,123
Accrued restructuring liability as of January 1, 2007	—	—	—	—
Restructuring expense	845	—	61	906
Cash paid	(219)	—	(61)	(280)
Accrued restructuring liability as of December 31, 2007	626	—	—	626
Restructuring expense	176	—	41	217
Cash paid	(802)	—	(41)	(843)
Accrued restructuring liability as of December 31, 2008	$—	$—	$—	$—
Buckle Down/Options — Management consolidation with Triumph Learning
Amount expected to be incurred	$1,681	$—	$127	$1,808
Accrued restructuring liability as of January 1, 2008	—	—	—	—
Restructuring expense	1,611	—	105	1,716
Cash paid	(764)	—	(105)	(869)
Accrued restructuring liability as of December 31, 2008	847	—	—	847

13.  Asset Impairment Charges

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

14.  Income Taxes

Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company did not recognize any adjustments in the liability for unrecognized tax benefits. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. There were no significant interest and penalty expense related to income tax matters recorded during the years ended December 31, 2008, 2007 and 2006.

The Company files income tax returns in the U.S. federal, state, local and foreign jurisdictions. Income tax returns filed for fiscal year 2004 and earlier are no longer subject to examination by U.S., state, local and foreign federal authorities. Certain income tax returns for fiscal years 2005 through 2007 remain open to examination by U.S. federal, state, local and foreign tax authorities. Currently none of the federal or state tax returns are under examination. The Company believes that no provisions are required for all income tax uncertainties pertaining to these open tax years.

The Company has recorded an income tax benefit in continuing operations of $6.4 million as a result of the gain on the disposal of the Oakstone Publishing and Sundance Newbridge businesses, included within discontinued operations. The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.

The benefit (provision) for income taxes consists of the following:

	December 31,
	2008	2007	2006

Current income tax expense:
Foreign	$(655)	$(469)	$(338)
Benefit recognized as a result of the discontinued operations gain	6,409	—	—
Deferred income tax expense:
U.S. Federal	321	(3,039)	(1,748)
Total benefit (provision for) income taxes	$6,075	$(3,508)	$(2,086)

Foreign income tax expense is based on taxable UK earnings, of $2.6 million, $1.1 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Current income taxes has been reduced by approximately $4.5 million as a result of the utilization of net  operating loss carryforwards.

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$48,257	$53,225
Goodwill	9,716	1,772
Interest on 12½% Senior Discount Note	17,606	13,126
Allowance for doubtful accounts and notes	1,627	1,788
Inventory reserves	1,277	885
Other definite life intangible assets	3,378	2,592
Restructuring	343	272
Other	189	204
Total deferred tax assets	82,393	73,864
Deferred tax liabilities:
Goodwill and other indefinite life assets	(13,798)	(14,119)
Direct response advertising	(993)	(963)
Depreciation	(321)	(577)
Total deferred tax liabilities	(15,112)	(15,659)
Net deferred tax assets before valuation allowance	67,281	58,205
Less valuation allowance	(81,079)	(72,324)
Net deferred tax liabilities	$(13,798)	$(14,119)

The net deferred tax liability of $13.8 million at December 31, 2008 and $14.1 million at December 31, 2007 relates to the Company’s goodwill and other indefinite life assets. Goodwill and indefinite life assets are amortizable over 15 years in accordance with tax law but are not amortized for book purposes in accordance with SFAS 142. This deferred tax liability is not offset against the Company’s deferred tax assets when determining the amount of required valuation allowance under U.S. generally accepted accounting principles since it relates to indefinite-lived assets and, therefore, we cannot anticipate when it will reverse.

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $123.7 million expiring through 2027.

The Company provided a full valuation allowance for the net deferred tax assets exclusive of the goodwill related deferred tax liability noted above, as a result of management’s uncertainty as to the realization of such assets. The valuation allowance increased $8.8 million.

A reconciliation of the statutory Federal income tax rate to the effective rate is as follows:

	December 31,
	2008	2007	2006
Statutory rate	34%	34%	34%
State and local income taxes (net of federal benefit)	5%	5%	6%
Change in valuation allowance	(36)%	16%	(23)%
Non-deductible interest expense	—%	8%	(18)%
Gain on troubled debt restructuring	—%	(58)%	5%
Benefit recognized as a result of the discontinued operations gain	11%	—%	—%
Other	(4)%	—%	(3)%
Effective tax rate	10%	5%	(4)%

Under Section 382 of the Internal Revenue Service Code, based on the change of control discussed in Note 3 there could be limitations on the utilization of the Company’s NOL deductions in future periods. The annual limitation on utilization of NOL’s is expected to be approximately $20 million. The Company has evaluated the impact of this change of control on the utilization of our NOL’s and believes the impact of the 382 limitation will not be significant as built-in gains relating to businesses sold within 5 years of the change in control serve to increase the annual section 382 limitation.

15.  Financing Arrangements

As of April 15, 2009, the Company had not completed its audited financial statements as required under its credit agreement for its senior secured term loan (the “Credit Agreement”), or filed its Annual Report on Form 10-K with SEC as required under its indentures for its Senior Notes and its Senior Discount Notes. As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of these financial statements, the Company’s independent registered public accounting firm has included an explanatory paragraph that indicates that the uncertainties discussed herein raise substantial doubt about the Company’s ability to continue as a going concern. The issuance of this report with a  going concern emphasis paragraph also violates a separate covenant of the Credit Agreement. In addition to the Company’s existing defaults under the Credit Agreement, there is also uncertainty that the Company was in compliance with certain financial covenants in the Credit Agreement. The Company has requested the Administrative Agent for the Credit Agreement to indicate their agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Administrative Agent has not responded to the Company’s request.  Should the Administrative Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.

Rights and remedies of the lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders account. Further, provisions of the Credit Agreement restrict the Company’s ability to make interest payments on its Senior Notes and its Senior Discount Notes if the Company is in default under the Credit Agreement.  The Company does not expect that its cash on hand and cash generated from operations will be sufficient to fund the repayment of its senior secured term loans should they be declared due.  In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 11, 2009, the outstanding principal balances under the Credit Agreement, the Senior Notes and Senior Discount Notes were $108.2 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, the Company entered into a short-term forbearance agreement with the lenders under the Credit Agreement relating to its financial reporting defaults, and since that time has entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009 (the “Forbearance Agreement and Amendment”).  The latest Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from the Company’s failure to satisfy its financial covenants under the Credit Agreement for the periods ended December 31, 2008 and March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) June 5, 2009; (ii) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (iii) the occurrence or existence of any event of default under either of the indentures for the Senior Notes or the Senior Discount Notes.  Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the lenders to exercise their rights and remedies under the Credit Agreement and related security agreements.

Under the forbearance arrangements, commencing April 15, 2009, the Company agreed to pay the Lenders the default rate of interest under the Credit Agreement, an increase of 2% over the stated variable rate.  Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous default rate), such that the applicable interest rate under the Credit Agreement is now, at its election, either:

•	the three month LIBOR rate (with a floor of 3.00%) plus 12.25% per annum, payable monthly (LIBOR rate loans had previously been payable quarterly); or
•	the prime rate (with a floor of 5.25%) plus 11.0% per annum, payable monthly.

In consideration of this increase, the Lenders have agreed to waive any default interest during the current forbearance period.  As of May 7, 2009, the base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, the Company is allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

On May 7, 2009, the Company received a notice from the trustees under the indentures for our Senior Notes and Senior Discount Notes that its failure to timely file our SEC reports constitutes a default under each of those indentures.  The indentures provide that the Company has 60 days from receipt of this notice of default to cure such default before an event of default occurs under the indentures. If an event of default occurs under the indentures, then the trustee or the holders of 25% in aggregate principal amount of the Senior Notes or the Senior Discount Notes, respectively, may thereafter declare the applicable notes to be due and payable immediately.

The Company is in discussions with the lenders to amend the Credit Agreement, in the context of a broader debt restructuring. The Company has engaged a financial advisor to help implement the Credit Agreement amendment and to explore other potential debt restructuring alternatives.  If the Company is unable to restructure its debt obligations, it does not believe that the lenders would extend their forbearance and amend the Credit Agreement so as to permit it to make its August 2009 interest payments on its Senior Notes and Senior Discount Notes.  Moreover, the Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of its subsidiaries and none of its subsidiaries is under any obligation to make payments to the Company. The ability of subsidiaries to make any payments to the Company are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of its subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, the Company may not have the ability to pay the interest or any other obligations under its Senior Discount Notes. Its failure to make interest payments is a default under the applicable indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate its obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the indentures for the Senior Notes and Senior Discount Notes.

Although the Company intends to attempt to restructure its debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, the Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements on favorable terms, if at all. The Company does not have any agreement with holders of its debt obligations to restructure these obligations and cannot predict or provide assurance it will obtain such agreement.  A default under one or more of the Company’s debt arrangements, including the Credit Agreement or the indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on the Company’s business, financial condition, liquidity and operations and raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to extend the forbearance under the Credit Agreement and restructure its debt obligations, the Company may not be able to continue its operations, and the Company may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against it.  Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

Senior Secured Revolving Credit Facility, Term Loan, 11 3/4% Senior Notes

Prior to the Credit Agreement, Haights Cross had entered into a $30.0 million Senior Secured Revolving Credit Facility (the “Facility”) and a $130.0 million Senior Secured Term Loan (the “First Term Loan”), and also issued $140.0 million aggregate principal amount of its 11 3/4% Senior Notes due 2011 (“Senior Notes”).

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

The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 21).

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

The final maturity date for the New Term Loan is May 15, 2011. We are required to apply 75% of our annual consolidated excess cash flow (as defined) to prepay any amounts outstanding under the New Term Loan. In addition, subject to certain exceptions and reinvestment basket, we are required to use any net proceeds from the sale or disposition of our assets, net casualty, condemnation proceeds or other extraordinary proceeds and net proceeds from the issuance or incurrence of debt or equity to prepay the New Term Loan. In general, prepayment premiums are not applicable to partial prepayments in accordance with the above. However, prepayment premiums are applicable to (a) partial prepayments on account of debt or equity issuances above agreed on baskets, (b) voluntary prepayments, and (c) upon payments of the New Term Loan  in full on account of any mandatory or voluntary prepayments (See Note 18). When applicable, the following prepayment premiums apply: prepayments on or prior to August 15, 2009 are subject to a premium of 102% of the principal, prepayments after August 15, 2009, but on or before August 15, 2010 are subject to a premium of 101% of the principal. Thereafter, the Company may make prepayments without paying a premium.

As of December 31, 2008, all amounts outstanding under the New Term Loan bore interest, at the Company’s option:

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

As of December 31, 2008, the effective interest rate on all borrowings under the New Term Loan was 12.01%.  Commencing as of April 15, 2009, pursuant to our Forbearance Agreement we agreed to pay the Lenders under the New Term Loan the default rate of interest under the Credit Agreement, an increase of 2% over the stated variable rate.  As discussed above, as of May 7, 2009, this default rate of interest was 15.25%.

12 1/2% Senior Discount Notes

On February 2, 2004, Haights Cross Communications issued $135.0 million aggregate principal amount at maturity of its 12 1/2% Senior Discount Notes due 2011 (the “Senior Discount Notes”), for which it received net proceeds of $73.7 million. The Senior Discount Notes mature on August 15, 2011, with each Senior Discount Note having an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, after which the Company will be required to make cash interest payments every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications and rank equally with all of Haights Cross Communications’ existing and future unsecured senior indebtedness and are senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of Haights Cross Communications’ existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The senior discount notes are also structurally subordinated to all existing and future liabilities of our subsidiaries, including our New Term Loan, Senior Notes and trade payables. The Senior Discount Notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Term Loans and the Senior Notes. As of February 15, 2008 the Senior Discount Notes became redeemable by the Company. The Senior Discount Notes contain customary restrictive covenants and debt incurrence tests.

As of December 31, 2008, due to the Term Loan  default described above,  our Term Loans, Senior Discount Notes and Senior Notes  are classified as a current liabilities in the accompanied financial statement. The following table is a summary of the Company’s current outstanding debt as of December 31, 2008 (in thousands):

Instrument	Issuance Date	Due Date	Face Amount	Premium (Discount) At Issuance	Interest Rate As of December 31, 2008	Book Value As of December 31, 2008
Haights Cross:
New Term Loan	08/15/08	05/15/11	$108,200	––	12.01%	$108,200

113/4% Senior notes	08/20/03	08/15/11	$108,800	––	11.75%	108,800
113/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	31,199
						139,999
Haights Cross Communications:
121/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	133,620
Total debt						$381,819

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

17.  Stock Based Compensation

Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period for each option. The Company did not issue any form of Stock Options for the years ended December 31, 2007 or December 31, 2008. For the years ended December 31, 2007 and 2006, compensation expense recorded relating to the grant of stock options was de minimus. However as described below Restricted Shares were issued to the directors and related compensation expense was recorded.

On August 10, 2007, we consummated a recapitalization agreement (the “Recapitalization Agreement”) (See Note 3). In connection with the consummation of the Recapitalization Agreement, our stock option plan was terminated and all outstanding options canceled. We do not intend at this time to grant stock options in the future.

Additionally, pursuant to Management Stock Purchase Agreements dated August 10, 2007, Messrs. Crecca and Quandt purchased for $0.001 a share 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007 for $0.001 per share director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta have purchased 8,117 shares of restricted stock each. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. Mr. Vigliotta resigned from the Board of Directors on May 8, 2009. In January 2008, prior to the vesting of his restricted stock, Mr. Curry elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital Management, LLC and February 21, 2008 for the issuance to Mr. McKenna. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $0.2 million for the year ended December 31, 2008 and $1.5 million for the year ended December 31, 2007.

18.  Commitments

The Company has leased facilities in the states of  New York, Maryland, Massachusetts, Pennsylvania, Iowa, Texas, and the United Kingdom. The aggregate future minimum lease payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2008 are as follows:

	Occupancy Space	Equipment
Year ending December 31:
2009	$1,789	$102
2010	613	81
2011	247	65
2012	244	53
2013	120	35
Total minimum payments	$3,013	$336

Rent expense on the occupied space for the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $1.2 million and $1.1 million, respectively. Expenses relating to equipment leases for the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.2 million and $0.2 million, respectively.

From time to time, the Company may be involved in various litigation relating to claims which have arisen in the ordinary course of its business. We are not presently involved in any legal proceedings that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operations or liquidity.

Application of Net Proceeds from Oakstone Publishing Sale. On June 30, 2008, the Company sold its Oakstone Publishing business for gross proceeds of $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. The cash consideration from the sale was received on July 1, 2008. Under the indentures for the Senior Notes and the Senior Discount Notes, within 365 days after the receipt of the net proceeds from an asset sale, such as the Oakstone Publishing sale, the Company may apply such net proceeds, at its option to (i) repay obligations under any credit facilities (as defined), (ii) to acquire all or substantially all of the assets of, or any capital stock or, another permitted business (as defined), (iii) to make capital expenditures, or to acquire any other assets that are not classified as current assets under generally accepted accounting principles and that are used or useful in a permitted business. Any net proceeds that are not applied or invested within 365 days as provided above will constitute excess proceeds. If the aggregate excess proceeds were to exceed $10 million, the indentures for our Senior Notes and Senior Discount Notes would require the Company to offer to apply such proceeds to the repayment of the Company’s term loans and/or such notes. The Credit Agreement for its New Term Loan (see Note 15) further requires Haights Cross to apply such excess proceeds to the repayment of the New Term Loan no later than the date that is 30 days prior to the date on which Haights Cross would have to apply such proceeds as dictated by the indentures for the Senior Notes and Senior Discount Notes. As of December 31, 2008, there was less than approximately $4 million in excess of the $10 million that has not been otherwise applied as provided above.  We anticipate that we will apply any such excess for other permitted uses, such as capital expenditures, by the end of the 365 day period.

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

The Company’s contributions and administrative fees for the years ended December 31, 2008, 2007 and 2006 were $0.4 million, $0.5 million and $0.5 million, respectively.

20.  Segment Reporting

The Company’s operating segments are regularly reviewed by the chief operating decision maker for purposes of allocating resources and assessing performance.

The Company’s financial reporting is organized into two business segments: Test-prep and Intervention and Library.

Our Test-Prep and Intervention segment is comprised of our Triumph Learning and Buckle Down Publishing/ Options Publishing product lines. Our Library segment is comprised of our Recorded Books business. Our Medical Education segment was comprised of our Oakstone Publishing business which was sold on June 30, 2008 and our K-12 Supplemental Education segment was comprised of our Sundance Newbridge business, which was sold on August 27, 2008. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements and Medical Education and K-12 Supplemental Education segments are not included in the information below. (See Note 4 “Dispositions”)

The information presented below includes certain expense allocations between the corporate office and the operating business segments. The information is presented after all intercompany and intersegment eliminations and is therefore not necessarily indicative of the results that would be achieved had the business segments been stand-alone businesses. Corporate general and administrative expenses consist of general corporate administration expenses not allocated to the operating business segments.

The results of operations and other data for the two operating segments and corporate for the years ending December 31, 2008, 2007 and 2006 are as follows:

	Test-Prep & Intervention	Library	Corporate	Consolidated
2008
Revenue	$83,668	$87,411	$—	$171,079
Cost of goods sold	16,568	31,873	—	47,441
Marketing and sales	25,827	14,185	—	40,012
Fulfillment and distribution	6,668	5,842	—	12,510
General and administrative	8,719	7,714	10,459	26,892
Restructuring charges	2,008	—	—	2,008
Goodwill impairment charges	31,600			31,600
Amortization of pre-publication costs	13,542	5,817	—	19,359
Depreciation expense and amortization of intangibles	3,474	721	46	4,241
(Loss) income from operations	$(24,738)	$21,259	$(10,505)	$(12,984)
Interest expense	$16,779	$3,111	$24,857	$44,747
Capital expenditures — property and equipment	459	766	23	1,248
Capital expenditures — pre- publication costs	12,466	6,537	—	19,003
Goodwill	18,888	64,513	—	83,401
Total assets	80,638	105,151	57,587	243,376

	Test-Prep & Intervention	Library	Corporate	Consolidated
2007
Revenue	$86,074	$84,529	$—	$170,603
Cost of good sold	16,734	29,873	—	46,607
Marketing and sales	23,725	14,626	—	38,351
Fulfillment and distribution	6,427	5,841	—	12,268
General and administrative	8,379	7,768	12,957	29,104
Restructuring charges	1,172	—	—	1,172
Asset impairment charges	565	—	—	565
Amortization of pre-publication costs	8,891	5,388	—	14,279
Depreciation expense and amortization of intangibles	2,879	794	54	3,727
Income (loss) from operations	$17,302	$20,239	$(13,011)	$24,530
Interest expense	$17,317	$4,878	$39,577	$61,772
Capital expenditures — property and equipment	734	731	80	1,545
Capital expenditures — pre- publication costs	11,940	6,045	—	17,985
Goodwill	50,488	64,513	—	115,001
Total assets	117,476	107,353	119,943	344,772

	Test-Prep & Intervention	Library	Corporate	Consolidated
2006
Revenue	$73,909	$81,328	$—	$155,237
Cost of good sold	14,666	28,239	—	42,905
Marketing and sales	19,982	14,644	—	34,626
Fulfillment and distribution	5,171	5,923	—	11,094
General and administrative	7,957	7,172	6,335	21,464
Restructuring charges	407	—	—	407
Amortization of pre-publication costs	7,212	4,831	—	12,043
Goodwill impairment charges	10,419	—	—	10,419
Depreciation expense and amortization of intangibles	2,800	834	62	3,696
Income (loss) from operations	$5,295	$19,685	$(6,397)	$18,583
Interest expense	$14,399	$5,355	$46,033	$65,787
Capital expenditures — property and equipment	438	1,059	9	1,506
Capital expenditures — pre-publication costs	11,709	5,399	—	17,108
Goodwill	50,488	64,513	—	115,001
Total assets	118,274	103,972	140,440	362,686

21.  Condensed Consolidated Financial Statements

On August 20, 2003, Haights Cross Operating Company (“HCOC”), a subsidiary of the Company, issued $140.0 million of 11¾% senior notes due 2011. HCOC and the guarantor subsidiaries are 100% owned, directly or indirectly, by the Company. These notes have been fully and unconditionally, jointly and severally guaranteed by Holdings and each of the existing and future restricted subsidiaries of HCOC. Subject to certain exceptions, HCOC is restricted in its ability to make funds available to the Company. The following unaudited interim condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.

Condensed Consolidating Statements of Operations:

	Year Ended December 31, 2008
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$—	$171,079	$—	$171,079
Costs and expenses	507	9,998	173,558	—	184,063
Income (loss) from operations	(507)	(9,998)	(2,479)	—	(12,984)
Equity in the income (loss) of subsidiaries	(28,577)	(30,147)	—	58,724	—
Loss(income) from discontinued operations	—	(12,738)	(1,813)	—	(14,551)
Other (income) expenses	8,923	1,170	29,481	—	39,574
Net income (loss)	$(38,007)	$(28,577)	$(30,147)	$58,724	$(38,007)

	Year Ended December 31, 2007
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$—	$170,603	$—	$170,603
Costs and expenses	264	12,747	133,062	—	146,073
Income (loss) from operations	(264)	(12,747)	37,541	—	24,530
Equity in the income (loss) of subsidiaries	(19,363)	(11,076)	—	30,439	—
Loss from discontinued operations	—	122	10,567	—	10,689
Other (income) expenses	(83,177)	(4,582)	38,050	—	(49,709)
Net income (loss)	$63,550	$(19,363)	$(11,076)	$30,439	$63,550

	Year Ended December 31, 2006
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$—	$155,237	$—	$155,237
Costs and expenses	125	6,272	130,257	—	136,654
Income (loss) from operations	(125)	(6,272)	24,980	—	18,583
Equity in the income (loss) of subsidiaries	(37,101)	(29,937)	—	67,038	—
Loss from discontinued operations	—	1,136	21,960	—	23,096
Other (income) expenses	35,629	(244)	32,957	—	68,342
Net income (loss)	$(72,855)	$(37,101)	$(29,937)	$67,038	$(72,855)

Condensed Consolidating Balance Sheets:

	As of December 31, 2008
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets	$3,991	$47,290	$44,265	$—	$95,546
Investment in subsidiaries	(44,206)	160,755	—	(116,549)	—
Long term assets	1,050	5,283	141,497	—	147,830
Total assets	$(38,165)	$213,328	$185,762	$(116,549)	$243,376
Liabilities and Stockholders’ Deficit
Current liabilities	$133,620	$257,534	$24,912	$—	$416,066
Long term liabilities	13,798	—	95	—	13,893
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit	(186,586)	(44,206)	160,755	(116,549)	(186,586)
Total stockholders’ deficit	(186,583)	(44,206)	160,755	(116,549)	(186,583)
Total liabilities and stockholders’ deficit	$(38,165)	$213,328	$185,762	$(116,549)	$243,376

	As of December 31, 2007
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets	$3,872	$56,759	$101,025	$—	$161,656
Investment in subsidiaries	(19,669)	231,094	—	(211,425)	—
Long term assets	1,449	6,275	175,392	—	183,116
Total assets	$(14,348)	$294,128	$276,417	$(211,425)	$344,772
Liabilities and Stockholders’ Deficit
Current liabilities	$—	$141,909	$45,126	$—	$187,035
Long term liabilities	132,481	171,888	197	—	304,566
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit	(146,832)	(19,669)	231,094	(211,425)	(146,832)
Total stockholders’ deficit	(146,829)	(19,669)	231,094	(211,425)	(146,829)
Total liabilities and stockholders’ deficit	$(14,348)	$294,128	$276,417	$(211,425)	$344,772

Condensed Consolidating Statements of Cash Flows:

	Year Ended December 31, 2008
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in):
Operating activities of continuing operations	$(503)	$(11,491)	$23,045	$—	$11,051
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(19,003)	—	(19,003)
Additions to property and equipment	—	(23)	(1,225)	—	(1,248)
Additions to intangibles	—	—	(27)	—	(27)
Intercompany activity	566	4,134	(4,700)	—	—
Proceeds from sale of businesses	—	48,716	—	—	48,716
Proceeds from sale of assets	—	1,181	2	—	1,183
Net cash provided by (used in) investing activities	566	54,008	(24,953)	—	29,621
Financing activities of continuing operations:
Proceeds from term loan		108,200			108,200
Repayment of senior secured term loan	—	(124,850)	—	—	(124,850)
Repayment of principal- senior notes		(31,200)			(31,200)
Additions to deferred financing costs	—	(3,059)	—	—	(3,059)
Net cash provided by (used in) financing activities		(50,909)	—	—	(50,909)
Effect of exchange rates on cash	—	—	(1,046)	—	(1,046)
Net cash used by discontinued operations	—	(4,724)	1,637	—	(3,087)
Net change in cash and cash equivalents	63	(13,116)	(1,317)	—	(14,370)
Cash and cash equivalents at beginning of period	3,872	56,237	1,675	—	61,784
Cash and cash equivalents at end of period	$3,935	$43,121	$358	$—	$47,414

	Year Ended December 31, 2007
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in):
Operating activities of continuing operations	$(110)	$(2,722)	$17,786	$—	$14,954
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(17,985)	—	(17,985)
Additions to property and equipment	—	(80)	(1,465)	—	(1,545)
Additions to intangibles	—	—	(29)	—	(29)
Intercompany activity	2,303	(7,764)	5,461	—	—
Proceeds from sale of businesses and assets	—	—	6	—	6
Net cash used in investing activities	2,303	(7,844)	(14,012)	—	(19,553)
Financing activities of continuing operations:
Transaction cost- troubled debt restructuring and recapitalization	(2,038)	—	—	—	(2,038)
Repayment of senior secured term loan	—	(1,300)	—	—	(1,300)
Additions to deferred financing costs		(88)	—	—	(88)
Net cash provided by financing activities	(2,038)	(1,388)	—	—	(3,426)
Effect of exchange rates on cash	—	—	89	—	89
Net cash provided by discontinued operations	—	4,201	(4,328)	—	(127)
Net change in cash and cash equivalents	155	(7,753)	(465)	—	(8,063)
Cash and cash equivalents at beginning of period	3,717	63,990	2,140	—	69,847
Cash and cash equivalents at end of period	$3,872	$56,237	$1,675	$—	$61,784

	Year Ended December 31, 2006
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in):
Operating activities of continuing operations	$21	$(3,668)	$15,048	$—	$11,401
Investing activities from continuing operations:
Additions to pre-publication costs	—	—	(17,108)	—	(17,108)
Additions to property and equipment	—	(9)	(1,497)	—	(1,506)
Additions to intangibles	—	—	(16)	—	(16)
Intercompany activity	114	4,214	(4,328)	—	—
Proceeds from sale of businesses and assets	—	500	—	—	500
Net cash provided by (used in) investing activities	114	4,705	(22,949)	—	(18,130)
Financing activities of continuing operations:
Proceeds from exercise of stock options	11	—	—	—	11
Repayment of senior secured term loan	—	(1,300)	—	—	(1,300)
Additions to deferred financing costs	—	(104)	—	—	(104)
Net cash provided by (used in) financing activities	11	(1,403)	—	—	(1,393)
Effect of exchange rates on cash	—	—	245	—	245
Net cash used in discontinued operations	—	(293)	8,424	—	8,132
Net change in cash and cash equivalents	146	(660)	769	—	255
Cash and cash equivalents at beginning of period	3,571	64,650	1,371	—	69,592
Cash and cash equivalents at end of period	$3,717	$63,990	$2,140	$—	$69,847

22.  Related Party Transaction

Pursuant to Management Stock Purchase Agreements dated August 10, 2007, Messrs. Crecca and Quandt purchased for $0.001 a share, 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation. Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007, for $0.001 per share director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta have purchased 8,117 shares of restricted stock each. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. Mr. Vigliotta resigned from the Board of Directors on May 8, 2009. In January 2008, prior to the vesting of his restricted stock, Mr. Ford elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital Management, LLC and February 21, 2008 for the issuance to Mr. McKenna. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period. The compensation expense recorded for these restricted shares was $0.2 and $1.5 million for the years ended December 31, 2008 and December 31, 2007, respectively.

Monarch Alternative Capital LP (“Monarch Capital”), Deephaven Distressed Opportunities Trading Ltd. and New York Life Investment Management LLC each may be deemed to beneficially own more than 5% of our outstanding stock. Each of these entities or their affiliates also own positions in one or more of our Term Loans, Senior Notes or Senior Discount Notes. Mr. Vigliotta, a former director, is a Principal at Monarch Capital and served as a member of our Board of Directors between August 2007 and May 2009. Monarch Capital acquired its debt positions prior to Mr. Vigliotta’s appointment to our Board. Effective July 29, 2008, Haights Cross entered into a commitment letter (the “Commitment Letter”) with Monarch Capital on behalf of certain of its affiliated investment funds and Glenview Capital Management, LLC on behalf of certain of its affiliated investment funds (“Glenview” and together with Monarch Capital, the “Proposed Lenders”). Pursuant to the Commitment Letter, the Proposed Lenders made commitments to provide $75 million of senior secured term loans (the “Facility”) to Haights Cross to refinance its then existing senior secured term loan indebtedness that matured on August 15, 2008 (the “Refinancing”).

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

Pursuant to the Commitment Letter, Monarch and Glenview each made a commitment to provide 50% of the amount of the Facility. In consideration for this commitment, Haights Cross agreed (i) to pay or reimburse Monarch and Glenview for certain reasonable and documented out-of-pocket costs and expenses and (ii) to pay a non-refundable commitment fee of $750,000 to each of Monarch and Glenview. These fees were recorded in general and administrative expensed in the accompanied statement of operations.

Certain of Monarch’s affiliates or investment funds for which it acts as investment advisor currently beneficially own more than 21% of the common stock of the Company. T.J. Vigliotta, a Principal at Monarch, served as a member of our Board of Directors between August 2007 and May 2009.

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

HAIGHTS CROSS COMMUNICATIONS, INC. — PARENT COMPANY

Schedule I — Condensed Financial Information

Condensed Balance Sheets

	As of December 31,
	2008	2007
	(In thousands)
ASSETS
Current assets	$3,991	$3,872
Investment in subsidiary	(44,206	(19,669)
Long term assets	1,050	1,449
Total assets	$(38,165)	$(14,348)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$133,620	$—
Long term debt	—	118,362
Other long term liabilities	13,798	14,119
Redeemable preferred stock	—	—
Stockholders’ deficit:
Common stock	3	3
Accumulated deficit	(186,586)	(146,832)
Total stockholders’ deficit	(186,583)	(146,829)
Total liabilities and stockholders’ deficit	$(38,165)	$(14,348)

Condensed Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenues	$—	$—	$—
General and administrative expenses	507	264	125
Operating loss	(507)	(264)	(125)
Equity in net (loss) income of subsidiary	(28,577)	(19,363)	(37,101)
Other income (expense)	(8,923)	83,177	(35,629)
Net income (loss)	$(38,007)	$63,550	$(72,855)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash provided by (used in):
Operating activities	$(503)	$(110)	$21
Investing activities	566	2,303	114
Financing activities	—	(2,038)	11
Net change in cash	63	155	146
Cash at beginning of period	3,872	3,717	3,571
Cash at the end of the year	$3,935	$3,872	$3,717

1.	Basis of Presentation

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

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Account Summary

For the Years ended December 31, 2008, 2007 and 2006:

		Additions
	Balance at	Charged to		Charged to
	Beginning of	Costs and		Other		Balance at
	Year	Expenses		Accounts	Deductions	End of Year
Description	(Credit)	(Credit)	Acquisitions	Debit/(Credit)	Debit	(Credit)
Year ended December 31, 2008:
Allowance for doubtful accounts and returns(1)	$(2,213)	(2,988)	—	—	3,326	$(1,875)
Allowance for senior secured promissory note(2)	$(3,945)	(337)	—	—	—	$(4,282)
Allowance for valuation of deferred tax asset	$(72,324)	(8,755)	—	—	—	$(81,079)
Allowance for inventory obsolescence(3)	$(2,548)	(1,753)	—	—	940	$(3,361)
Year ended December 31, 2007:
Allowance for doubtful accounts and returns(1)	$(2,993)	(2,605)	—	—	3,385	$(2,213)
Allowance for senior secured promissory note(2)	$(3,604)	(341)	—	—	—	$(3,945)
Allowance for valuation of deferred tax asset	$(60,004)	(12,320)	—	—	—	$(72,324)
Allowance for inventory obsolescence(3)	$(2,144)	(2,487)	—	—	2,083	$(2,548)
Year ended December 31, 2006:
Allowance for doubtful accounts and returns(1)	$(3,008)	(3,958)	—	—	3,973	$(2,993)
Allowance for senior secured promissory note(2)	$(2,282)	(1,322)	—	—	—	$(3,604)
Allowance for valuation of deferred tax asset	$(48,819)	(11,185)	—	—	—	$(60,004)
Allowance for inventory obsolescence(3)	$(1,704)	(1,735)	—	—	1,295	$(2,144)

(1)	Primarily relates to return of products.

(2)	Relates to sale of Triumph College in 2002

(3)	Relates to the destruction of obsolete inventory.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a)	Disclosure Controls and Procedures

Pursuant to Rule 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 15d-15(e), as of December 31, 2007. Based on that evaluation, our disclosure controls and procedures were ineffective, as of the end of the period covered by this report, due to the material weakness in our internal control over financial reporting described below. In addition the Company was unable to file its Annual Report on Form 10K within the required time period due to additional time needed to complete the intangible asset valuation analysis.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of a lack of technical expertise related to multiple aspects of our financial statement closing process, management determined that a material weakness in internal control over financial reporting related to our financial close process existed and continues unremediated as of December 31, 2008. This determination prompted our management to conclude that, as of December 31, 2008, there was a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.

Our management concluded that due to the material weakness described above, we did not maintain effective internal control over financial reporting as of December 31, 2008.

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

Item 9B.  Other Information.

On March 11, 2009, our Board of Directors rescinded the annual incentive bonus plan for certain of our managers and employees known as the “Annual Management / Employee Bonus Plan” (the “Bonus Plan”), which Bonus Plan was previously approved by our Board of Directors on February 6, 2009.  We previously reported our Board of Director’s approval of the Bonus Plan under Item 5.02 of that certain Form 8-K filed with the Securities and Exchange Commission on February 12, 2009.  We plan to formulate and present a new bonus plan for fiscal year 2009 to the Compensation Committee and the Board of Directors.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers, members of our Board of Directors and the presidents of our operating subsidiaries as of March 20, 2009. Each of our executive officers has been elected by our Board of Directors and serves until his or her successor is duly elected and qualified.

Name	Age	Position
Paul J. Crecca	51	Director, Chief Executive Officer and President; President of Haights Cross Operating Company
Mark Kurtz	44	Senior Vice President and Chief Financial Officer
Melissa L. Linsky	50	Senior Vice President — Finance and Planning, Treasurer
John A. Lawler	49	President and Chief Executive Officer, Triumph Learning
Scott Williams	47	President, Recorded Books
Eugene I. Davis	54	Director
Curry E. Ford	37	Director
John McKenna	41	Director
Julie A. McGee	66	Director

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

Business Presidents

John A. Lawler has served as President and Chief Executive Officer of Triumph Learning since January 2009.  Prior to joining the Company, Mr. Lawler led his own consulting  firm, Arrow Advisory, LLC, which specialized in assisting media companies to raise capital and develop and execute innovative growth strategies. From 2001 to 2006, Mr. Lawler was the President and Chief Executive Officer of Martindale-Hubbell and chief executive of the Emerging Markets division at LexisNexis. Prior to 2001, Mr. Lawler held executive positions in business and product development, sales and marketing, and general management with Dun & Bradstreet. Mr. Lawler received a B.A. from Williams College and an M.B.A. from University of Virginia.

Scott Williams has served as President of Recorded Books since October 2007. From January 2003 to October 2007, Mr. Williams served as Chief Operating Officer of Recorded Books. Mr. Williams joined Recorded Books in 1992 as a Public Library Sales Representative. Mr. Williams received his B.A. from Hobart College.

Non-Executive Directors

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

Julie McGee has served as a member of our Board of Directors since May 2009.  Since 1994, Ms. McGee has served as a director on the Board of Directors of DeVry Inc. (NYSE), where she also serves as the Chairperson of the Compensation Committee.  Ms. McGee is currently retired.  Prior to her retirement in January 2008, Ms. McGee has served as a Senior Advisor to Harcourt Inc. From 2003 to 2007, she served as President and CEO of Harcourt Achieve, Professional and Trade (a publisher of educational, trade and professional materials). Prior to her position with Harcourt Achieve, Professional and Trade, she served as President of Basal and Test Publishing, for McGraw Hill Education, an information service provider, and earlier as Executive Vice President of Scholastic Inc., an education publisher. From 1991 to November 2000, Ms. McGee was President of McDougal, Littell & Co. and, upon its acquisition by Houghton Mifflin, another publishing company, in 1994, she also became Executive Vice President of Houghton Mifflin. Ms. McGee began her publishing career at McDougal Littell in 1988 as an editorial director. From 1986 to 1988 she held management positions at Ligature, Inc., prior to which she was, for three years, Director of Marketing and Software Development for a division of Tandy Corporation.

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

Audit Committee and Audit Committee Financial Expert

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

Introduction

The purpose of this compensation discussion and analysis (“CD&A”) is to provide information about each material element of compensation that we pay or award to, or that is earned by, our former and current principal executive officers, principal financial officer, the three other most highly compensated executive officers of the company (these officers are referred to herein as our “named executive officers”). For our 2008 fiscal year, our named executive officers were:

•	Paul J. Crecca, our Chief Executive Officer and President;

•	Mark Kurtz, our Senior Vice President and Chief Financial Officer;

•	Linda Koons, our Executive Vice President and Publisher (through June 30, 2008);

•	Melissa L. Linsky, our Senior Vice President — Finance & Planning;

•	Kevin M. McAliley, our Executive Vice President and the President of Triumph Learning (through October 22, 2008); and

•	Scott Williams, the President of Recorded Books.

This CD&A addresses and explains our historical compensation practices, including those that were followed in 2008, the numerical and related information contained in the summary compensation and related tables presented below, and actions we have taken regarding executive compensation since the end of our 2008 fiscal year with respect to the award of bonuses related to 2008 performance.

Employment and Noncompetition Agreements

Background.  At different points throughout 2007, the non-employee members of the Board of Directors (consisting of Mr. Davis, Mr. Stephen F. Gormley (through August 10, 2007), Mr. Maslow (beginning August 10, 2007 through August 16, 2007), Mr. Gaffney (through September 17, 2007), Messrs. Vigliotta and Ford (beginning on August 10, 2007) and Mr. McKenna (beginning on August 21, 2007) considered approving employment and non-competition agreements in order to secure continued service by certain executives to the Company and their agreement that, following the termination of their employment, such executives would refrain from competing against the Company for a specified period. On January 31, 2007 the Company entered into an employment agreement with Mr. Crecca, and on December 11, 2007, the Company entered into an amendment to Mr. Crecca’s existing employment agreement in connection with his promotion to Chief Executive Officer and President.

Use of Compensation Consultant.  In connection with the employment and noncompetition agreement entered into in January 2007 for Mr. Crecca, the Board of Directors determined that the services of a compensation consultant should be retained. In this regard, the Company retained the services of Pearl Meyer of the firm Steven Hall & Partners (the “Consultant”), who had advised the Company in 2006 in a similar capacity. The Consultant was charged, among other things, with providing management and the Board of Directors with a competitive assessment of, and recommendations with respect to, the terms of the employment and noncompetition agreements, preparing such agreements for review by, and approval of, the Board of Directors, and rendering an opinion as to the reasonableness of such agreements. Our Board of Directors took the recommendations and opinion of the Consultant into consideration when reviewing and ultimately approving the terms of the agreement for Mr. Crecca that was executed in January 2007.

In determining to approve this agreement, at the time the Board of Directors considered the following factors:

•	The Company’s highly leveraged capital structure had impeded the growth of stockholder value in recent periods, and a resolution to these capital structure issues was a high priority for the Company;

•
A successful resolution of the Company’s capital structure issues would require a dedicated effort from the Company’s management team, and the Board of Directors believed that a successful resolution would be much more likely to occur if Mr. Crecca remained with the Company throughout this critical period;

•
The Board of Directors believed that its other senior management, and the senior managers of the Company’s businesses, were more likely to remain with the Company if Mr. Crecca also remained with the Company;

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

•
The Board of Directors, after reviewing the opinion and analysis of the Consultant, believed the severance amounts payable to Mr. Crecca (while greater than the amounts to which he was entitled prior to execution of the agreement), as well as the events triggering payment of such amount, were within industry standards, acknowledged his long and dedicated service to the Company and his importance to the Company going forward, served to motivate him to remain with the Company during the challenging period of the Company’s capital structure issues and beyond, and was fair and reasonable in absolute terms relative to privately held companies similar in size to the Company (as measured by revenue and enterprise value); and

•	The Company would receive a material benefit by having Mr. Crecca restricted from competing with the Company (previously, they were not subject to noncompetition covenants).

The Consultant engaged to develop the employment agreements employed industry standards for companies of similar size in making their recommendation to the Board of Directors.

The new employment and non-competition agreements were approved by a majority of the non-employee members of the Board of Directors, with Mr. Davis dissenting. Mr. Crecca did not participate in the decision to approve his new employment and noncompetition agreements.

Amended Agreement.  We promoted Mr. Crecca to interim-Chief Executive Officer and Interim-President following the departure of Peter Quandt as the Company’s Chief Executive Officer and President on August 24, 2007, and then subsequently, on November 5, 2007, we promoted Mr. Crecca to Chief Executive Officer and President. On December 11, 2007, we amended Mr. Crecca’s employment agreement to reflect his new titles and to adjust his salary and minimum annual cash bonus payment. These payments are shown in the chart below in “Employment and Noncompetition Agreement.” Our Compensation Committee recommended, and our Board of Directors approved, the amendment to Mr. Crecca’s employment agreement.

Certain other Components of Executive Compensation

Enhanced Severance Plan.  On June 26, 2007, we adopted an Enhanced Severance Plan for an identified group of key employees.  On December 19, 2008, our Board extended the term of the Enhanced Severance Plan. Under this plan, we will provide additional severance coverage to participating employees if such employee’s employment with us or the employee’s business unit is terminated involuntarily without cause or voluntarily for “good reason” (as defined in the plan) during the one year period following the sale of the Company or the applicable business unit. We adopted the Enhanced Severance Plan to increase the likelihood of the retention of employees during the uncertainty created by our capital structure, which resulted in our recapitalization in August 2007 and our anticipated exploration of strategic alternatives. We extended the Enhanced Severance Plan in December 2008 to provide retention incentives to key employees.

Transaction Bonus Plan.  Upon recommendation of the Compensation Committee, on October 10, 2007, our Board adopted a Transaction Bonus Plan pursuant to which selected employees were eligible to receive a transaction incentive bonus if certain conditions were satisfied. In this regard, the Company retained the services of Deloitte & Touche LLP to assist us with the development of this plan. The objective of the plan was to increase the likelihood of the retention of certain key employees during our exploration of strategic alternatives. We designed the Transaction Bonus Plan to maximize sales values by aligning the interests of the participating employees with those of the Company by increasing the size of bonuses if higher milestones were achieved in a sales process. Deloitte & Touche prepared and delivered a written report that concluded that, on an overall basis, the key plan provisions and bonus opportunities available under the Transaction Bonus Plan as adopted by our Board were reasonable and consistent with competitive practices. The Transaction Bonus Plan is more fully described in “Transaction Bonus Plan.”  This plan expired on December 31, 2008.

Oversight Over Compensation Decisions

Role of the Board of Directors and our Compensation Committee in Establishing Compensation.   The Compensation Committee (the “Committee”) oversees all of our compensation and benefit programs. Committee membership is determined by our Board. Since the formation of the Committee on August 21, 2007, Messrs. McKenna, Ford and Vigliotta served on the Committee with Mr. McKenna serving as Chairman. Mr. Vigliotta resigned from the Board of Directors on May 8, 2009.

The Committee’s responsibilities are specified in the Board’s authorizing votes. During 2008, the Committee met six times. The Chairman regularly reports on Committee actions and recommendations at full meetings of our Board. At Committee meetings, non-Committee members of the Board and others such as the Chief Executive Officer and President, Mr. Crecca, legal officers or external consultants or counsel, may be invited to provide information, respond to inquiries of the Committee and generally provide support to the Committee.

Role of Executives in Establishing Compensation.  During 2008, Mr. Crecca participated in and will continue to participate in the assessment, design and recommendation of compensation programs, plans and awards for our named executive officers. In this regard, Mr. Crecca made and will continue to make recommendations as to base salary levels and appropriate annual adjustments, performance targets and award levels for purposes of our annual management and employee bonus plan, and the creation and design of other incentive programs. Mr. Crecca, who was a director at the time of consideration of his compensation and continues in such role, did not participate in decisions concerning his own compensation, including the decisions to approve his employment and noncompetition agreements or any amendments thereto.

Role of Compensation Consultants.  As discussed above, we used the services of Steven Hall & Partners to assist with the design of employment packages for Mr. Crecca and we retained the services of Deloitte & Touche LLP to assist us with the development of our Transaction Bonus Plan.

Objectives of Compensation Programs

Our executive compensation strategy is based on business performance and individual performance accountability and competitiveness, and is designed to enable us to attract, retain, and reward key leaders critical to our success. The Compensation Committee and the Board has not established a revised bonus plan for 2009. See Item 9B, “Other Information.”

Compensation Philosophy.  Under our compensation philosophy, a named executive officer’s total direct compensation will vary based on the Company’s achievement of established financial objectives. In prior years non-financial goals were also utilized in establishing targets for the managers, however considering the sales process during 2008 the bonus plans were modified to be 100% financial target based. This philosophy applied to all of our employees, with a more significant level of variability and compensation at risk as an employee’s level of responsibility increases. The Company’s overall goals in implementing this philosophy are to attract, motivate and retain highly qualified individuals responsible for guiding the Company to achieve its financial objectives and creating value for our investors.

Compensation Objectives.  The Company believes that the compensation program it follows helps it achieve the following objectives:

•
Compensation will be related to performance.  The proportion of an individual’s total compensation that varies with achievement of Company and individual performance measures increases as the individual’s business responsibilities increase. Thus, a material portion of executive compensation should be directly linked to achieving specific financial objectives, which also serves to align the named executive officers’ interests with those of the Company’s investors.

•
Compensation will be competitive and cost effective.  The Company desires to attract, motivate and retain key employees. The Company will pay total cash compensation (base salary plus performance-based cash incentives) in amounts necessary to achieve these goals and which will be of fair value relative to other positions in the Company.

•
Retention during an exploration of strategic alternatives.  Our adoption of our Enhanced Severance Plan and Transaction Bonus Plan provided retention incentives to employees during our exploration of strategic alternatives for the Company, and subsequently, during our sales process.

For 2009, a revised bonus plan has not been established due to the economic uncertainty and a companywide focus on eliminating costs. See Item 9B, “Other Information.”

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

•
Equity Incentives and Transaction Bonuses should be structured to advance both executive retention and motivation.  The grant of restricted stock that the Company issued to Mr. Crecca in 2007 vests over a three year period or upon certain other events, such as a sale event of the Company. Similarly, a participant’s ability to receive a transaction bonus requires that the employee remain continuously employed by the Company from the date he or she becomes a participant in the plan through the relevant payment dates.

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

•
Cash performance incentives.  The Company typically adopts an Annual Management/Employee Bonus Plan. For 2008, the plan was designed to pay 100% of the award opportunity based on the achievement of pre-defined financial goals (described below). These goals had been recommended by our senior management and approved by the Board of Directors. The operation of this plan as it related to our named executive officers is described in more detail below. For 2008, the cash performance incentives had been modified to reduce the focus on non-financial Company and individual goals. This modification was enacted in light of the Company’s pursuit of the sales of its businesses.

For 2009, a revised bonus plan has not been established due to the economic uncertainty and a companywide focus on eliminating costs. See Item 9B, “Other Information.”

•
Stock options.  The Company had 2,400,000 shares of common stock authorized for grants under its Restated 2000 Stock Option and Grant Plan. In connection with the recapitalization on August 10, 2007, this plan and all outstanding awards thereunder were terminated. The Company no longer uses stock options as incentive compensation.

•
Restricted Stock.  In connection with the closing of the recapitalization, we issued Mr. Crecca restricted stock in the amount of 75,000 shares of common stock. As noted above, the recapitalization eliminated substantially all of the prior equity (options and shares) owned by the executive officers of the Company. The issuance of restricted stock was made to Mr. Crecca to realign his interests with the stockholders of the Company.

•
Transaction Bonus Plan.  In October 2007, we adopted a Transaction Bonus Plan pursuant to which selected employees are eligible to receive a transaction incentive bonus if certain conditions are satisfied. We evaluated and selected each participating employee’s range of transaction bonuses at the time of the adoption of the plan and notified each employee of their bonus range. Each employee’s bonus range was selected based on that particular employee’s value to the business unit and the sales process. Under the Transaction Bonus Plan Mr. Crecca has received $23,830, Ms. Koons has received $11,208 and each of Ms. Linsky and Mr. Kurtz received $4,878 during the year. The Transaction Bonus Plan expired on December 31, 2008.

•
Perquisites.  The Company’s general policy is to compensate its named executive officers at a level that eliminates the need for Company-provided perquisites and enables each individual officer to provide for his or her own needs. Accordingly, in 2008, the Company provided only the following perquisites to its named executive officers, the amounts of which are detailed in the tables below:

•	All named executive officers received automobile allowances ranging in value from $7,500 to $15,000 for the year; and

•	Ms. Koons received a monthly housing allowance as part of the relocation arrangement agreed to by the Company upon her hiring. During 2008 Ms. Koons received $6,000 in housing allowance.

Elements of Post-Termination Compensation and Benefits.  The Company’s historical post-termination compensation policy has been designed to enable a terminated officer to continue to receive his or her salary and benefits for a reasonable period of time while the officer searches for new employment. The Company believes that the amounts of these payments and benefits and the periods of time during which they are provided are fair and reasonable and the Company has not historically taken into account any amounts that may be received by a named executive officer following termination when establishing current compensation levels. Historically, the elements of post-termination compensation that the Company has provided to its named executive officers have consisted of the following:

•
Salary continuation.  Each of Ms. Linsky, Mr. Williams and Mr. Kurtz has a written agreement under which he or she will receive continuing salary payments for a stated period of time following termination of employment, unless such termination constitutes termination for cause. Under these agreements, Ms. Linsky and Mr. Kurtz would receive such salary continuation for a period of six months and Mr. Williams would receive such salary continuation for a period of 7.4 months following termination of employment. The enhanced severance plan that we adopted in June 2007 and extended in December 2008 provides additional severance coverage to participating employees if such employee’s employment with us or the employee’s business unit is terminated involuntarily without cause or voluntarily for “good reason” (as defined in the plan) during the one year period following the sale of the Company or the applicable business unit. Taking into effect the application of this enhanced severance plan in addition to the severance benefits described above, Ms. Linsky, Mr. Williams and Mr. Kurtz would receive salary continuation for an aggregate of 12 months.

 Kevin McAliley ceased to be our Executive Vice President and President and Chief Executive Officer of Triumph Learning on October 22, 2008.  Linda Koons ceased to be Executive Vice President and Publisher on June 30, 2008. Under their written agreements both Mr. McAliley and Ms. Koons received salary continuation for a period of 12 months. However, taking into effect the application of the enhanced severance plan in addition to the severance benefits, Ms. Koons and Mr. Mc Aliley received severance for aggregate of 18 months. Severance payments for Mr. McAliley and Ms. Koons were  $606,300 and $518,000, respectively.

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
Term:
Through December 31, 2008, with automatic extensions for periods of one year (the first possible extension date was January 1, 2009) unless either we or the executive has given written notice to the other not later than six months prior to the expiration of the term.

Base salary:	$435,000 commencing on December 5, 2007 and for the year 2008, increasing by 4% in each subsequent year of the term. The 2009 raise has been waived by Mr. Crecca.

Annual bonus:	Minimum annual cash bonus equal to 50% of the base salary in effect for the applicable year.

Other benefits:	Mr. Crecca is eligible to participate in all the compensation and benefit plans in which senior executives of the company are generally eligible to participate.

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

By the Company without Cause or by executive for Good Reason (as defined in the agreement), subject to entering into a release of claims:
In addition to the amounts owed above for termination for Cause or by executive without Good Reason, Mr. Crecca will be entitled to (a) a cash lump sum payment of a pro-rated annual cash bonus for the year in which the termination occurs, such bonus (before pro-ration) equal to the greater of (i) the current year target amount or (ii) the actual bonus paid or payable for the prior year; plus (b) a cash lump sum payment equal to two (2) times the sum of (i) his base salary (calculated at the salary level in effect at the time of termination, including the 2009 waived salary increase), plus (ii) an amount equal to the higher of the current year bonus that would be payable at the target level, or the actual bonus paid or payable for performance in the year prior to the year of termination, plus (iii) an amount equal to the annual cost of medical plan benefits under COBRA or similar plan.

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

Impact of Performance on Compensation

Performance goals for 2008.  For 2008, the Board of Directors established financial performance goals for the named executive officers that related to the achievement of EBITDA For purposes of these goals “EBITDA” means earnings before interest, taxes, depreciation and amortization, all as determined in accordance with United States generally accepted accounting principles, excluding restructuring and restructuring related costs, and certain non-cash and one-time charges.

We utilize EBITDA in the calculation of annual cash bonuses because we believe this measure provides useful information regarding our operating results and, consequently, executive performance. In our business, we rely on this measure to review and assess the operational performance of our company and to compare our current operating results with corresponding historical periods and with the operating performance of other publishing companies. We believe it is fair and reasonable to our executives to determine their performance bonuses on the same basis as the company’s performance is judged by the Board of Directors, as well as the company’s investors and creditors.

To demonstrate how our bonus plan works, the following tables show each named executive officer’s target bonus percentage, the allocation of that bonus percentage by performance measure, the company’s financial performance and bonus achievement levels, and the actual financial targets applicable to the named executive officers.

Target Bonus Percentages.  The following table shows the target bonus percentage of each named executive officer for fiscal 2008. As noted above, the bonus percentage reflects the percentage of the named executive officer’s base salary that would be payable in the form of a cash bonus, and the target bonus percentage for each officer reflects the Board of Directors’ assessment of the value and contribution of each officer to the overall success of the company:

Name	Target Bonus Percentage
Paul J. Crecca	50.0%
Linda Koons	44.0%
Kevin M. McAliley	40.0%
Mark Kurtz	35.0%
Melissa Linsky	35.0%
Scott Williams	35.0%

With respect to each named executive officer, the measure of performance for each named executive officer’s potential bonus was based 100% on EBITDA.

Financial Performance and Bonus Achievement Levels.  The following table shows the rate of payout for each named executive officer, for each measure of performance at the Threshold, Target and Maximum achievement levels.

Financial Performance and Bonus Achievement Levels

% of Performance Goal Achieved	% of Bonus Percentage Allocation Achieved
75%	50%
100%	110%
115% or higher	150%

Accordingly, if the actual performance with respect to a specified goal is (i) less than 75% of the target, then no bonus will be paid with respect to that goal, (ii) 115% of the target or greater, then a maximum bonus with respect to that goal will be paid equal to 150% of the target bonus amount, or (iii) between 75% and 115% of the target, then a bonus with respect to that goal of between 50% and 150% of the target bonus amount will be paid (as determined on a straight-line basis). As previously noted and as discussed further below, under the terms of the employment agreement of Mr. Crecca, he is required to be paid a minimum bonus equal to 50% of his base salary.

2008 Financial Goals.  The following table shows the financial goals established for the named executive officers, other than Mr. McAliley, for 2008 with respect to the overall company. These financial goals were selected based upon the Company’s overall results for 2007, its budget and related projections for 2008, and the Board of Director’s assessment of the appropriate levels at which to set goals that would maximize the incentives for superior performance.

Overall Haights Cross Communications Goals

EBITDA
Threshold (75%)	Target (100%)	Maximum (115% or higher)
(In thousands)
$51,680	$68,907	$79,243

Financial goals were also established for Mr. McAliley for 2008 with respect to Triumph Learning. The goal for Mr. McAliley was selected based upon such unit’s overall results for 2007, its budget and related projections for 2008, and the Board of Director’s and management’s assessment of the appropriate levels at which to set goals that would maximize the incentives for superior performance at the unit level. We believe that the maximum financial performance goals we have historically established at the unit level have been difficult to achieve and represent excellent performance that should be rewarded with a bonus that is at or near the maximum amount achievable amount. In this regard, for the years 2006 and 2007, Mr. McAliley achieved bonuses equal to 144% and 60% of his target bonus, indicating that Triumph Learning performed significantly in excess of the targeted goal and approached the maximum goal in 2006.

Actual performance vs. compensation paid for 2008

For 2008 the company achieved EBITDA equal to 86% of target, respectively, while Triumph Learning achieved EBITDA under the floor amount for bonus payout, Recorded Books achieved EBITDA of 94% of target, Oakstone achieved EBITDA of 92% of target and Sundance/Newbridge achieved EBITDA 120% of target. The named executive officers achieved incentive bonuses equal to the following percentages of their base salaries:

Name	Percentage of Base Salary
Mr. Crecca	50.00%
Ms. Koons	37.82%
Mr. McAliley	0.00%
Mr. Kurtz	30.09%
Ms. Linsky	30.09%
Mr. Williams	35.47%

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

John McKenna, Chairman
Curry Ford

Compensation of Named Executive Officers

The following table includes information concerning compensation for the years ended December 31, 2008, 2007 and 2006 for our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($) (5)	Option Awards ($) (6)	Non- Equity Incentive Plan Compen- sation ($) (7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (8)	Total ($)
Paul J. Crecca	2008	435,000	217,500	154,394	—	23,830	—	21,900	852,624
Chief Executive Officer and	2007	379,631	273,838	60,327	—	—	—	21,750	735,546
President	2006	344,698	181,667	—	—	—	—	22,943	549,308

Kevin M. McAliley	2008	369,627	—	—	—	—	—	625,120	994,747
Executive Vice President	2007	346,942	—	—	—	208,165	—	20,850	575,957
and President of Triumph Learning (1)	2006	326,874	—	—	—	188,319	—	19,510	534,703

Linda Koons	2008	171,035	—	—	—	75,898	—	538,408	785,341
Executive Vice President and Publisher(2)	2007	307,230	—	—	—	195,019	—	38,250	540,499
	2006	295,231	—	—	—	119,570	—	37,205	452,006

Mark Kurtz	2008	250,000	—	—	—	123,211	—	10,829	384,040
Senior Vice President, and	2007	219,850	—		—	154,726	—	14,250	388,826
Chief Financial Officer	2006	209,115	—	—	—	74,493	—	13,000	296,608

Melissa Linsky	2008	250,000	—	—	—	116,686	—	14,400	381,086
Senior Vice President Finance & Planning	2007	216,810	—	—	—	147,098	—	14,250	378,158

Scott Williams	2008	251,385	—	—	—	89,155	—	6,900	347,440
President, Recorded Books(3)

(1)	Kevin McAliley ceased to be our Executive Vice President and President and Chief Executive Officer of Triumph Learning on October 22, 2008.

(2)	Linda Koons ceased to be Executive Vice President and Publisher on June 30, 2008.

(3)	Scott Williams became a named executive officer in fiscal 2008.

(4)	Represents the minimum required bonus paid to Mr. Crecca pursuant to his employment agreement. See “Terms of Employment Agreement.”

(5)
The fair value of each share of restricted stock awarded during the year ended December 31, 2007 was $6.16 per share of common stock based upon an August 10, 2007 valuation prepared by a third party and after due consideration of all other relevant factors and reasonably available information. Mr. Crecca paid $0.001 for each share of restricted stock. This award was subject to forfeiture and vested in one-third increments on August 9th of each of 2008, 2009 and 2010.

(6)	In connection with the Recapitalization Agreement on August 10, 2007, all equity incentive plans and any outstanding awards thereunder were terminated.

(7)
Represents non-equity incentive payments earned pursuant to our Annual Management/Employee Bonus Plan. For Ms. Linsky and Mr. Kurtz, also includes $1,593 and $8,118, respectively, earned under our 2008 Expense Savings Incentive Plan and a board approved discretionary bonus of $35,000 for each. Amount also includes the payments earned pursuant to our Transaction Bonus Plan. Under the Transaction Bonus Plan, Mr. Paul Crecca received $23,830, Ms. Koons received $11,208 and each of Ms Linsky and Mr. Kurtz received $4,878 during the year.

(8)
For each named executive officer, the amounts in this column also consist of: (i) contributions made by the Company under our 401(k) plan; and (ii) car allowances. For Ms. Koons, amounts in this column also include a housing allowance of $6,000 that the Company paid as part of a relocation arrangement agreed to upon her hiring. For Mr. McAliley and Ms. Koons, this column also included severance payments of $606,300 and $518,000, respectively. These severance payments are discussed above under “Compensation Discussion and Analysis”

Incentive Plans

Restated 2000 Stock Option and Grant Plan.  In connection with the recapitalization on August 10, 2007, our Restated 2000 Stock Option and Grant Plan and all outstanding awards thereunder were terminated. There are no other equity incentive plans outstanding.

Annual Management/Employee Bonus Plan.  We provide our managers and employees an opportunity to earn cash bonuses pursuant to an incentive bonus plan in effect for each fiscal year known as the “Annual Management/Employee Bonus Plan” (the “Bonus Plan”). Compensation payouts to participants under the Bonus Plan are based on a participant’s achievement of defined objectives and such participant’s applicable Bonus Percentage (as defined below). Qualification to receive a payout under the Bonus Plan for each employee considered an executive or manager, will generally be based 60% on the achievement of certain pre-defined business profit and cash flow goals, and 40% on the completion of pre-defined, non-quantitative business improvement projects and initiatives. The pre-defined business profit and cash flow goals, and the pre-defined projects and initiatives, are recommended by our senior management and approved by the Board of Directors.  For 2008, qualification to receive a payout under the Bonus Plan was based 100% on the achievement of certain pre-defined profit goals.

The amount of a participant’s payout under the Bonus Plan is determined as a percentage of the participant’s annual base compensation (“Bonus Percentage”). Bonus Percentages for executives and managers range from approximately 15% to approximately 50%, based on achieving the stated objectives of the Bonus Plan. The amount of a participant’s payout under the Bonus Plan is subject to proportional adjustment in the event actual results are at least 75% of the stated objectives, and in the event actual results exceed the stated objectives (with a maximum payout of 1.5 times an employee’s Bonus Percentage). A participant will not receive a payout if such participant does not achieve at least 75% of the stated objectives.

The operation of the Bonus Plan with respect to our named executive officers is described above in “Compensation Discussion and Analysis — Impact of Performance on Compensation.”

The following table sets forth certain information with respect to incentive plan awards granted during or for the fiscal year ended December 31, 2008 to each of our named executive officers.

Grants of Plan-Based Awards
								All
								Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise	Grant
								Number of	Number of	or Base	Date
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares	Securities	Price of	Fair
		Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)			of Stock	Underlying	Option	Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Price
Paul J. Crecca		$217,500	$217,500	$326,250	—	—	—	—	—	—	—
Linda Koons		$71,500	$143,000	$214,500	—	—	—	—	—	—	—
Kevin M. McAliley		$76,000	$152,000	$228,000	—	—	—	—	—	—	—
Mark Kurtz		$43,750	$87,500	$131,250	—	—	—	—	—	—	—
Melissa Linsky		$43,750	$87,500	$131,250	—	—	—	—	—	—	—
Scott Williams		$43,750	$87,500	$131,250	—	—	—	—	—	—	—

(1)
These amounts reflect the Threshold, Target and Maximum bonuses payable to our named executive officers under awards granted pursuant to our 2008 Annual Management/Employee Bonus Plan. All such awards have been paid, and the actual amounts paid are set forth in the Summary Compensation Table above. As discussed above, Mr. Crecca received the minimum bonus payments under his new employment agreements and was not paid pursuant to his non-equity incentive plan awards.

The following table includes certain information with respect to outstanding equity awards held by the named executive officers as of December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	or
			Equity					Number of	Payout
			Incentive				Market	Unearned	Value of
			Plan			Number of	Value of	Shares,	Unearned
			Awards:			Shares or	Shares or	Units or	Shares,
	Number of	Number of	Number of			Units of	Units of	Other	Units or
	Securities	Securities	Securities			Stock	Stock	Rights	Other
	Underlying	Underlying	Underlying	Option		That	That	That	Rights
	Unexercised	Unexercised	Unexercised	Exercise	Option	Have	Have Not	Have	That
	Options (#)	Options (#)	Unearned	Price	Expiration	Not	Vested	Not	Have
Name	Exercisable	Unexercisable	Options (#)	($)	Date	Vested (#)	($)	Vested (#)	Not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Paul J. Crecca (1)						40,137	$62,443

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Paul J. Crecca (1)			34,863	$214,756

(1)
In connection with the recapitalization on August 10, 2007, Mr. Crecca received a restricted stock award for 75,000 shares of common stock. The award was subject to forfeiture and vests in one-third increments on August 9th of each of 2008, 2009 and 2010. The fair value of each share of restricted stock awarded during the year ended December 31, 2007 was $6.16 per share of common stock based upon the August 10, 2007 valuation received by a third party and after due consideration of all other relevant factors and reasonably available information. Mr. Crecca paid $0.001 for each share of restricted stock.

Option Exercises and Option Grants

During the year ended December 31, 2008, no named executive officer exercised any outstanding stock options or became vested with respect to any stock option grant. The Restated 2000 Stock Option and Grant Plan and all outstanding awards thereunder were terminated as of August 10, 2007.

Post-Employment Compensation

Pension Benefits/401(k) Plan.  We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan. In any plan year, we will contribute to each participant a matching contribution equal to 50% of the first 6% of the participant’s compensation that has been contributed to the plan, up to a maximum matching contribution of $6,900. All our executive officers participated in our 401(k) plan during fiscal 2008 and received matching contributions.

Nonqualified Deferred Compensation.  We do not provide any nonqualified defined contribution or other deferred compensation plans.

Other Post-Employment Payments.  Other than Mr. Crecca, all of our employees, including our executive officers, are employees-at-will and as such do not have employment contracts with us. Each of Mr. Kurtz, Mr. Williams and Ms. Linsky have a written agreement under which he or she will receive continuing salary payments for a stated period of time following termination of employment, unless such termination constitutes termination for cause. Under these agreements, Mr. Kurtz and Ms. Linsky would each receive such salary continuation for a period of six months and  Mr. Williams for a period of  7.4months following termination of employment. We adopted an enhanced severance plan in June 2007 that provides additional severance coverage to participating employees if such employee’s employment with us or the employee’s business unit is terminated involuntarily without cause or voluntarily for “good reason” (as defined in the plan) during the one year period following the sale of the Company or the applicable business unit. We extended the enhanced severance plan in December 2008. Taking into effect the application of this enhanced severance plan in addition to the severance benefits described above, Ms. Linsky, Mr. Williams and Mr. Kurtz would receive salary continuation for an aggregate of 12 months. Although the Company is not obligated pursuant to these agreements to provide any continuation of benefits, the Company has followed a policy over the years of reimbursing terminated employees who receive salary continuation for the cost of COBRA payments made by them during the applicable salary continuation period. The Company expects that this policy would be applied in the event of the termination of any of Mr. Kurtz, Mr. Williams or Ms. Linsky. Mr. Crecca, under the terms of his employment agreement, would receive, among other things, cash payments equal to the annual cost of medical plan benefits under COBRA or similar plan.

The tables below reflect the amount of compensation to be paid to each of the named executive officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon voluntary termination, involuntary not-for-cause termination, termination for good reason and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2008, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. With respect to Mr. Crecca, the amounts shown below also assume that his employment and noncompetition agreements, which were entered into on January 31, 2007, and whose employment agreement was amended on December 11, 2007, were in effect at December 31, 2007. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Potential Payments Upon Termination or Change of Control

Paul J. Crecca.  The following table shows the amounts payable upon termination of employment to Mr. Paul J. Crecca, our Chief Executive Officer and President:

Executive Benefit	Voluntary Termination	Permanent Disability	Death	Termination for Cause	Involuntary Not for Cause Termination(1)	Involuntary for Good Reason Termination(1)
Accrued vacation	$36,250	$36,250	$36,250	$36,250	$36,250	$36,250
Cash bonus through date of termination	$217,500	$217,500	$217,500	$217,500	$217,500	$217,500
Cash severance	—	—	—	—	$870,000	$870,000
Noncompetition payments	—	$300,000	$300,000	—	$300,000	$300,000
Total	$253,750	$553,750	$553,750	$253,750	$1,423,750	$1,423,750
__________

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

Other Named Executive Officers.  The following table shows the amounts payable upon involuntary, not for cause termination of employment to Mr. Mark Kurtz, our Senior Vice President and Chief Financial Officer, and Melissa Linsky, our Senior Vice President — Finance & Planning, and Mr. Scott Williams, the President of Recorded Books:

Name	Salary Continuation	Cost of COBRA Reimbursement During Salary Continuation Period	Total
Mark Kurtz	$20,833 per month for 12 months	$1,052 per month for 12 months	$262,620
Melissa Linsky	$20,833 per month for 12 months	$376 per month for 12 months	$254,508
Scott Williams	$20,949 per month for 12 months	$1,052 per month for 12 months	$264,012

Transaction Bonus Plan

On October 10, 2007, upon recommendation of the Compensation Committee, our Board adopted the Haights Cross Communications, Inc. Transaction Bonus Plan (the “Plan”) effective as of October 1, 2007. Under the Plan, selected employees of the Company (each, a “Participant”), including all of our named executive officers, were eligible to receive a transaction incentive bonus (the “Bonus”) if (i) we announced that we were selling the Participant’s respective business unit; (ii) a certain minimum sales proceeds from the closing of the sale of the Participant’s business unit was achieved or exceeded; and (iii) the Participant remained continuously employed by the Company from the date he or she becomes a Participant in the Plan through the relevant payment dates. Once the minimum sales proceeds were achieved, the Participant’s Bonus could increase up to the maximum Bonus if the maximum sales proceeds for such business unit was achieved. One-half of the Participant’s Bonus was paid on the 30th day following the closing of the sale transaction of the Participant’s business unit and the remainder will be paid on the one (1) year anniversary of the closing date. The Transaction Bonus Plan expired December 31, 2008.

For each named executive officer who received a Bonus under the Plan, their payouts were as follows:

Name	Bonus
Paul J. Crecca, President and Chief Executive Officer	$23,830
Kevin M. McAliley, Executive Vice President and President of Triumph Learning Group	—
Linda Koons, Executive Vice President and Publisher	11,208
Mark Kurtz, Senior Vice President and Chief Financial Officer	4,878
Melissa L. Linsky, Treasurer, and Senior Vice President — Finance & Planning	4,878
Scott Williams, President of Recorded Books	—

DIRECTOR COMPENSATION

The following table sets forth the compensation for fiscal year ended December 31, 2008 for our directors (or on behalf of their services) who were serving as such as of December 31, 2008.

Name(1)	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
Eugene Davis, Chairman(1)	$192,362	$45,885	—	—	—	$238,247
T.J. Vigliotta(1)(2)	97,500	—	—	—	—	97,500
Curry Ford(1)(3)	94,000	30,592	—	—	—	124,592
John McKenna(1)	124,181	33,327	—	—	—	157,508
Paul J. Crecca(4)	—	154,394	—	—	—	154,394
__________

(1)
In 2007, each non-employee member of the Board of Directors received a restricted stock award of 8,117 shares of our common stock, with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards vested on February 10, 2008, except for Mr. McKenna’s grant which vested on February 21, 2008. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. Mr. Vigliotta resigned from the Board of Directors on May 8, 2009. In January 2008, prior to the vesting of his restricted stock, Mr. Curry elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008 for issuances to Mr. Davis and Glenview Capital Management, LLC and February 21, 2008 for the issuance to Mr. McKenna.

(2)
Fees shown on the table as payable to Mr. Vigliotta were made to Monarch Alternative Capital LP, for which Mr. Vigliotta serves as a Managing Principal. Mr. Vigliotta resigned from the Board of Directors on May 8, 2009.

(3)	Fees shown on the table as payable to Mr. Ford were made to Glenview Capital Management, LLC, for which Mr. Ford serves as Managing Director.

(4)	Mr. Crecca received no compensation for serving as a director. Mr. Crecca’s 2008 compensation is reflected in the Summary Compensation table above.

Cash Compensation.  Each non-employee director is entitled to receive the following cash compensation:

•	Annual Payments.

•	An annual retainer for members of the Board of $30,000, payable $7,500 per quarter.

•	An annual retainer for the Chairman of the Board of $105,000.

•	$5,000 annual retainer for each committee on which such non-employee director served ($10,000 if such non-employee director served as the Chairman of such committee).

•	Board and Committee Meeting Fees.

•	$3,000 for each meeting of the Board or Committee at which the non-employee director was physically present.

•	$1,500 for each meeting of the Board or Committee at which the non-employee director participated by telephone.

Equity Compensation.  In addition to cash compensation, non-employee directors are eligible to receive equity compensation in the form of restricted stock. We issued restricted stock as indicated under “Stock Awards” in the preceding table.

Compensation Committee Interlocks and Insider Participation.  The current members of the Compensation Committee are Messrs. McKenna and Ford. No current member of the Compensation Committee is or has ever been an executive officer or employee of our company (or any of its subsidiaries).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our capital stock as of February 27, 2009, by:

•	each person known by us to be the beneficial owner of more than 5.0% of such stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and named executive officers as a group.

Unless otherwise noted, to our knowledge, each person has sole voting and investment power over the shares of stock shown as beneficially owned, except to the extent authority is shared by spouses under applicable law and except as set forth in the footnotes to the table. The address of Media/Communications Partners III Limited Partnership and its affiliates is One Liberty Square, Boston, Massachusetts 02109. The address of New York Life Investment Management LLC is 51 Madison Avenue, 2nd Floor, New York, New York 10010. The address of Glenview Capital Management, LLC is 767 Fifth Avenue, 44th Floor, New York, New York 10153. The address of Deephaven Distressed Opportunities Trading Ltd. is 130 Cheshire Lane, Suite 102, Minnetonka, MN 55305. The address of Monarch Alternative Capital LP is 535 Madison Avenue, New York, New York 10022. The address of MacKay Shields LLC is 9 West 57th Street, 33rd Floor, New York, New York 10019.

The number and percentage of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of February 27, 2009 through the exercise of any warrant, stock option or other right.

As of February 27, 2009, a total of 9,958,112 shares of common stock were outstanding and 70,301 shares of common stock were subject to warrants exercisable within 60 days thereafter. The number of shares of voting capital stock outstanding used in calculating the voting percentage for each listed person includes the shares of common stock and common stock underlying the warrants beneficially owned by such person that are exercisable within 60 days as of February 27, 2009, but excludes shares of common stock underlying warrants beneficially owned by any other person.

	Shares Beneficially Owned
Name of Beneficial Owner	Common Stock		Total Voting Percent
MacKay Shields LLC	2,376,447	(1)(2)	23.9%
Monarch Alternative Capital LP	2,130,316	(1)(3)	21.4%
Glenview Capital Management, LLC	1,418,033	(1)(4)	14.2%
Media/Communications Partners III Limited Partnership and affiliates	1,179,135	(1)(5)	11.8%
Deephaven Distressed Opportunities Trading Ltd.	606,170	(1)(6)	6.1%
New York Life Investment Management LLC	865,938	(7)	8.7%
Paul J. Crecca	75,000		*
Eugene I. Davis	12,175		*
John A. McKenna. Jr.	8,117		*
Curry Ford	0		0
Julie A. McGee	0		0
Linda Koons	0		0
Kevin M. McAliley	0		0
Mark W. Kurtz	0		0
Melissa Linsky	0		0
John A. Lawler	0		0
Scott Williams	0		0
All directors and named executive officers as a group (11 persons)	95,292		1%
__________

(1)
These beneficial holders are parties to a Shareholders Agreement (“Shareholders Agreement”) whereby the only voting provisions contained in such agreement require the parties thereto to vote for the director nominees of certain of the parties. Under the rules promulgated by the SEC, each party to the Shareholders Agreement may be deemed to beneficially own the shares beneficially owned by all parties to the Shareholders Agreement. As of February 27, 2009, the parties to the Shareholders Agreement collectively owned an aggregate of 7,710,101 shares (or 77.4%) of our outstanding Common Stock.

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

(3)
Monarch Alternative Capital LP is the investment advisor to the other three Monarch entities named herein and may be deemed to be the beneficial owner of the stock and warrants held by those funds. Michael Weinstock, Andrew Herenstein, Christopher Santana, Josiah Rotenberg and T.J. Vigliotta, a former director, are Managing Principals of Monarch Alternative Capital LP and may be deemed to be the beneficial owner of the stock and warrants held by the Monarch entities named herein. The total includes 1,559,746 shares of common stock and warrants to purchase 7,878 shares of common stock held by Monarch Debt Recovery Master Fund Ltd; 214,470 shares of common stock and warrants to purchase 890 shares of common stock held by Monarch Income Master Fund Ltd; and 346,442 shares of common stock and warrants to purchase 890 shares of common stock held by Monarch Opportunities Master Fund Ltd.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Those individuals who served on our Board of Directors during 2008 are as follows: Mr. Crecca, Mr. Davis, Mr. Curry, Mr. Vigliotta and Mr. McKenna. Mr. Vigliotta resigned from the Board of Directors on May 8, 2009.

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

Even as a controlled company, however, we would remain subject to Nasdaq’s audit committee independence requirements. Under this requirement, if we were listed on the Nasdaq Global Market, we would be required to have an audit committee of at least three members, each of whom meets the requirements set forth in Nasdaq Marketplace Rule 4350(d)(2). Mr. Eugene I. Davis was the only member of our Board of Directors who would have satisfied the Nasdaq audit committee independence requirements prior to the recapitalization. Since the formation of the respective committees on August 21, 2008, Messrs. Davis, McKenna and Ford have served on the audit committee and Messrs. McKenna, Ford and Vigliotta have served on the compensation committee. Mr. Vigliotta resigned from the Board of Directors on May 8, 2009. Messrs. Davis and McKenna would satisfy the Nasdaq audit committee independence requirements.

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

Monarch Alternative Capital LP (“Monarch Capital”), Deephaven Distressed Opportunities Trading Ltd. and New York Life Investment Management LLC each may be deemed to beneficially own more than 5% of our outstanding stock. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Each of these entities or their affiliates also own positions in one or more of our Term Loans, Senior Notes or Senior Discount Notes. In 2008, these entities received their pro rata portion of any interest or consent fees we paid related to our debt. Mr. Vigliotta, a former director, is a Principal at Monarch Capital and served as a member of our Board of Directors between August 2007 and May 2009. Monarch Capital acquired its debt positions prior to Mr. Vigliotta’s appointment to our Board.

Effective July 29, 2008, the Company entered into a commitment letter (the “Commitment Letter”) with Monarch Capital on behalf of certain of its affiliated investment funds and Glenview Capital Management, LLC on behalf of certain of its affiliated investment funds (“Glenview” and together with Monarch Capital, the “Proposed Lenders”). Pursuant to the Commitment Letter, the Proposed Lenders made commitments to provide $75 million of senior secured term loans (the “Facility”) to the Company to refinance its then existing senior secured term loan indebtedness that matured on August 15, 2008 (the “Refinancing”).  This commitment was obtained as a backstop to ensure the Company had the ability to effect the Refinancing. Accordingly, the Company was free to obtain financing in lieu of the Facility (the “Alternative Term Loan Facility”) and suffer no financial penalty. Upon the Company’s election to proceed with an Alternative Term Loan Facility described in Note 15 to our consolidated financial statements, the commitments of Monarch Capital and Glenview terminated.  Pursuant to the Commitment Letter, Monarch Capital and Glenview each made a commitment to provide 50% of the amount of the Facility. In consideration for this commitment, the Company agreed (i) to pay or reimburse Monarch Capital and Glenview for certain reasonable and documented out-of-pocket costs and expenses and (ii) to pay a non-refundable commitment fee of $750,000 to each of Monarch Capital and Glenview.  Certain of Monarch’s affiliates or investment funds for which it acts as investment advisor currently beneficially own more than 21% of the common stock of the Company. Mr. Vigliotta, a former director, is a Principal at Monarch and served as a member of our Board of Directors between August 2007 and May 2009. Certain of Glenview’s affiliates or investment funds for which it acts as investment advisor currently beneficially own more than 14% of the common stock of the Company. Mr. Ford, a director, is a Managing Director of Glenview and has served as a member of our Board of Directors since August 2007. Neither of Messrs. Vigliotta or Ford participated in the Company’s decision to accept the Commitment Letter.

Our audit committee is responsible under its authorizing resolutions for reviewing and approving related-party transactions for potential conflict of interest situations unless such duty has been delegated to another committee of the board of directors. Prior to the formation of our audit committee on August 21, 2007, our full board of directors performed this function. The transactions described in the paragraphs above did not require such review or approval.

Item 14.  Principal Accountant Fees and Services.

The Board of Directors has appointed Ernst & Young LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2008.

Audit Fees.  Fees for audit services totaled $1.2 million in 2008 and $1.3 million in 2007, including fees associated with the annual audit, the review of our quarterly reports on Form 10-Q, comfort letters, consents, assistance with and review of documents to be filed with the SEC.

Audit-Related Fees.  Fees for audit-related services totaled $0.1 million in 2008 and $0.0 million in 2007. Audit related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions and dispositions.

Tax Fees.  Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2008 and 2007.

All Other Fees.  Fees for all other services not included above totaled approximately $0 in 2008 and 2007.

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

2.1
Asset Purchase Agreement, dated as of March 6, 2004, by and among Haights Cross Communications, Inc., Buckle Down Publishing Company and the other parties named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 20, 2004

2.2
Asset Purchase Agreement, dated as of November 11, 2004, by and among Haights Cross Communications, Inc., Haights Cross Operating Company, Options Publishing, LLC, Options Publishing, Inc., and certain stockholders of Options Publishing, Inc. named therein, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004

2.3
Purchase and Sale Agreement, dated as of November 11, 2004, by and between Options Publishing, LLC and Merrimack M&R Realty LLC, incorporated by reference to Exhibit 2.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 6, 2004

2.4
Membership Interest Purchase Agreement dated June 30, 2008, by and among Haights Cross Operating Company, Oakstone Publishing, LLC, and Oakstone Holding Company, LLC, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed July 7, 2008

2.5
Asset Purchase Agreement by and among The Rowman & Littlefield Publishing Group, Inc., Sundance/Newbridge, LLC, Haights Cross Operating Company and Sundance/Newbridge Educational Publishing, LLC, dated August 27, 2008, incorporated by reference to Exhibit 2.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 4, 2008

3.1
Third Amended and Restated Certificate of Incorporation of Haights Cross Communications, Inc., dated October 8, 2008, incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed October 10, 2008

3.2
Bylaws of Haights Cross Communications, Inc., incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.2(a)
Amendment to the Bylaws of Haights Cross Communications, Inc. dated August 10, 2007, incorporated by reference to Exhibit 3.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 16, 2007

3.2(b)
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

3.11*	Certificate of Registration of Wavesound Pty Ltd

3.12*	Constitution of Wavesound Pty Ltd

4.1
Indenture, dated as of August 20, 2003, by and between Haights Cross Operating Company and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

4.2
Form of Haights Cross Operating Company 11¾% Senior Note due 2011, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

4.3
Indenture, dated as of February 2, 2004, by and between Haights Cross Communications, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.4 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

4.4
Form of Haights Cross Communications, Inc. 12½% Senior Discount Note due 2011, incorporated by reference to Exhibit 4.5 of Haights Cross Communications, Inc.’s Special Report on Form 10-K filed April 19, 2004

4.5
Supplemental Indenture, dated as of December 10, 2004, by and among Options Publishing, LLC, Haights Cross Operating Company, the guarantors signatory thereto, and Wells Fargo Bank, N.A., as trustee, supplementing the Indenture, dated as of August 20, 2003, among Haights Cross Operating Company, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 15, 2004

4.6
Form of Warrant for the Purchase of Shares of Common Stock of Haights Cross Communications, Inc., incorporated by reference to Exhibit 4.6 of Haights Cross Communications, Inc.’s Annual Report on Form 10-K filed March 31, 2008

10.1
Lease Agreement, dated as of January 15, 2003, by and between Sundance Publishing, LLC and LIT Industrial Limited Partnership, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.2
Investors Registration Rights Agreement, dated as of December 10, 1999, by and among Haights Cross Communications, Inc., Haights Cross Operating Company and the Holders (as defined therein), incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.3+
Haights Cross Communications, Inc. 401(k) Savings Plan, incorporated by reference to Exhibit 10.9 of Haights Cross Communications, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

10.4+
Description of the Haights Cross Communications, Inc. Annual Management/ Employee Bonus Plan for fiscal year 2008, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 11, 2008

10.5+
Description of the Haights Cross Communications, Inc. Annual Management/ Employee Bonus Plan for fiscal year 2009, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 12, 2009

10.6+
Description of the Haights Cross Communications, Inc. 2006 Expense Savings Incentive Plan, incorporated by reference to Exhibit 99.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed April 6, 2007

10.7+
Employment Agreement, dated January 31, 2007, by and between Haights Cross Communications, Inc. and Paul J. Crecca, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007

10.8+
Amendment dated December 11, 2007 to the Employment Agreement between Haights Cross Communications, Inc. and Paul J. Crecca, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed December 11, 2007

10.9+
Noncompetition Agreement, dated January 31, 2007, by and between Haights Cross Communications, Inc. and Paul J. Crecca, incorporated by reference to Exhibit 10.4 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007

10.10
Recapitalization Agreement, dated June 29, 2007 by and among Haights Cross Communications, Inc. and the Investors named therein, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed July 6, 2007

10.11
Shareholders’ Agreement by and among Haights Cross Communications, Inc. and the Investors named therein dated August 10, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 16, 2007

10.12
Amendment dated January 29, 2008 to Shareholders Agreement dated August 10, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed January 31, 2008

10.13
Amendment No. 2 dated October 8, 2008 to Shareholders Agreement dated August 10, 2007, as previously amended on January 29, 2008, incorporated by reference to Exhibit 3.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed October 10, 2008

10.14
Indemnification Agreement by and between Haights Cross Communications, Inc. and Eugene Davis dated August 10, 2007, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 16, 2007

10.15
Indemnification Agreement by and between Haights Cross Communications, Inc. and T.J. Vigliotta dated August 10, 2007, incorporated by reference to Exhibit 10.3 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 16, 2007

10.16
Indemnification Agreement by and between Haights Cross Communications, Inc. and Curry Ford dated August 10, 2007, incorporated by reference to Exhibit 10.4 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 16, 2007

10.17
Indemnification Agreement by and between Haights Cross Communications, Inc. and John A. McKenna, Jr., dated August 21, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 22, 2007

10.18
Release and Settlement Agreement by and among Haights Cross Communications, Inc. and the other parties named therein dated August 10, 2007, incorporated by reference to Exhibit 10.6 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 16, 2007

10.19+
Separation and Release Agreement dated August 24, 2007 by and between Peter J. Quandt and Haights Cross Communications, Inc., incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed August 27, 2007

10.20+
Noncompetition Agreement, dated January 31, 2007, by and between the Company and Peter J. Quandt, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed February 2, 2007

10.21
Indemnification Agreement by and between Haights Cross Communications, Inc. and Paul J. Crecca dated September 21, 2007, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 27, 2007

10.22+	Haights Cross Communications, Inc. Transaction Bonus Plan, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed October 15, 2007

10.23
Credit Agreement dated as of August 15, 2008 among Haights Cross Operating Company, the guarantors party thereto, DDJ Capital Management, LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto, incorporated by reference to Exhibit 10.24 of Haights Cross Communications, Inc.’s Quarterly Report on Form 10-Q filed August 19, 2008

10.24
Back-stop Commitment Letter dated July 28, 2008 among Monarch Alternative Capital LP, Glenview Capital Management LLC and Haights Cross Operating Company, incorporated by reference to Exhibit 10.25 of Haights Cross Communications, Inc.’s Quarterly Report on Form 10-Q filed August 19, 2008

10.25
Separation and Release Agreement by and between Kevin McAliley and Haights Cross Communications, Inc., dated November 10, 2008, incorporated by reference to Exhibit 10.27 of Haights Cross Communications, Inc.’s Quarterly Report on Form 10-Q filed November 14, 2008

10.26
Cash Escrow Agreement dated June 30, 2008, by and among Oakstone Holding Company, LLC, Haights Cross Operating Company and U.S. Bank National Association, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed March 13, 2009.

10.27
Indemnification Agreement by and between Haights Cross Communications, Inc. and Julie McGee dated May 8, 2009, incorporated by reference to Exhibit 10.1 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed May 12, 2009.

10.28
Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement dated May 7, 2009, incorporated by reference to Exhibit 10.2 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed May 12, 2009.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of Haights Cross Communications, Inc.’s Current Report on Form 8-K filed September 28, 2004

21.1*	Subsidiaries of Haights Cross Communications, Inc. and Subsidiaries of Haights Cross Operating Company

24.1*	Power of Attorney (Included in signature page)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Crecca

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Mark Kurtz

32.1*	Certification of Paul J. Crecca pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Mark Kurtz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

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

Date: May 29, 2009

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

Signature	Title	Date

/s/ Paul J. Crecca	Chief Executive Officer and President	May 29, 2009
Paul J. Crecca

/s/ Mark Kurtz	Senior Vice President and Chief Financial Officer	May 29, 2009
Mark Kurtz

/s/ Eugene I. Davis	Chairman, Director	May 29, 2009
Eugene I. Davis

/s/ Curry E. Ford	Director	May 29, 2009
Curry E. Ford

/s/ Julie A. McGee	Director	May 29, 2009
Julie A. McGee

/s/ John A. McKenna, Jr.	Director	May 29, 2009
John A. McKenna, Jr.

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