Form 10-Q
period 2009-03-31
HAIGHTS CROSS COMMUNICATIONS INC
filed 2009-06-18
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 9,958,112 shares of Common Stock, par value $0.0003 per share, outstanding as of June 9, 2009.

HAIGHTS CROSS COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2009

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenue	$36,809	$41,291
Costs and expenses:
Cost of goods sold	9,435	11,129
Marketing and sales	8,146	10,396
Fulfillment and distribution	2,650	3,445
General and administrative	5,563	6,549
Restructuring charges	443	199
Amortization of pre-publication costs	5,044	3,731
Depreciation expense and amortization of intangibles	990	1,099
Total costs and expenses	32,271	36,548
Income from operations	4,538	4,743
Other (income) expense:
Interest expense	11,127	11,307
Interest income	(118)	(695)
Amortization of deferred financing costs	622	759
Other (income)	(297)	(5)
Total other expenses	11,334	11,366
Loss before provision for income taxes and discontinued operations	(6,796)	(6,623)
Provision for income taxes	(495)	(1,048)
Loss before discontinued operations	(7,291)	(7,671)
Discontinued operations:
Loss from operations of discontinued operations, net of taxes of $0.2 million in 2008	(21)	(2,180)
Loss on disposal of discontinued operations	(30)	(41)
Total loss from discontinued operations	(51)	(2,221)
Net loss	$(7,342)	$(9,892)

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009 (unaudited)	2008
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,463	$47,414
Accounts receivable, net	17,699	15,237
Inventory, net	18,251	18,852
Direct response advertising costs , net	2,131	2,547
Prepaid royalties	5,080	5,151
Prepaid expenses and other current assets	1,982	2,509
Escrow receivable (Note 5)	3,836	3,836
Total current assets	83,442	95,546
Pre-publication costs, net	35,325	36,242
Property and equipment, net	6,706	6,934
Goodwill	83,401	83,401
Intangible assets, net	14,049	14,601
Deferred financing costs, net	5,666	6,260
Other assets	376	392
Total assets	$228,965	$243,376
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$16,504	$23,817
Accrued interest	4,747	6,161
Deferred subscription revenue	4,284	4,054
Term loans (Note 10)	108,200	108,200
11¾% senior notes (Note 10)	139,884	139,999
12½% senior discount notes (Note 10)	135,000	133,620
Liabilities of discontinued operations	60	215
Total current liabilities	408,679	416,066
Long term liabilities:
Deferred tax liability	14,161	13,798
Other long term liabilities	77	95
Total long term liabilities	14,238	13,893
Commitments (Note 11)
Stockholders’ deficit:
Common stock, $.0003 par value, 30,000,000 shares authorized, 9,958,112 shares issued and outstanding at March 31, 2009 and December 31, 2008	3	3
Accumulated other comprehensive loss	(1,302)	(1,237)
Accumulated deficit	(192,653)	(185,349)
Total stockholders’ deficit	(193,952)	(186,583)
Total liabilities and stockholders’ deficit	$228,965	$243,376

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating activities from Continuing Operations
Net loss from continuing operations	$(7,291)	$(7,671)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Non-cash interest expense	1,380	3,646
Allowance for doubtful accounts	418	1,069
Allowance for obsolescence	294	565
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	6,034	4,831
Amortization of deferred financing costs	622	759
Amortization of premium on 113/4% senior notes	(115)	(117)
Deferred taxes— non-cash	363	829
Other non-operating income — non-cash	32	(888)
Changes in operating assets and liabilities:
Accounts receivable	(2,880)	(2,132)
Inventory	310	(1,642)
Prepaid expenses, prepaid royalties and other current assets	598	389
Direct response advertising costs	416	(476)
Other assets	16	(182)
Accounts payable, accrued and other liabilities	(7,327)	(535)
Accrued interest	(1,414)	(5,217)
Deferred subscription revenue	229	(182)
Net cash used in operating activities from continuing operations	(8,315)	(6,954)
Investing activities from Continuing Operations
Additions to pre-publication costs	(4,143)	(4,933)
Additions to property and equipment	(213)	(257)
Additions to intangible assets	(6)	(8)
Proceeds from sale of assets	11	—
Net cash used in investing activities from continuing operations	(4,351)	(5,198)
Financing activities from Continuing Operations
Repayment of senior secured term loan	—	(325)
Additions to deferred financing costs	(28)	—
Net cash used in financing activities from continuing operations	(28)	(325)
Effect of exchange rates on cash	(49)	(5)
Cash flows of discontinued operations
Operating cash flows	(208)	(622)
Investing cash flows	—	(641)
Net cash used in discontinued operations	(208)	(1,263)
Net decrease in cash and cash equivalents	(12,951)	(13,745)
Cash and cash equivalents at beginning of period	47,414	61,784
Cash and cash equivalents at end of period	$34,463	$48,039

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

Basis of Presentation

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred a loss before discontinued operations of $7.3 million for the three months ended March 31, 2009, has a stockholders deficit of $194.0 million and a working capital deficiency of $325.2 million (including long term debt in default classified as current of $383.1 million) as of March 31, 2009.  As of April 15, 2009, the Company had not completed its audited financial statements as required under its credit agreement for its senior secured term loan (the “Credit Agreement”) or filed its Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) as required under its indentures (collectively, the “Indentures”) for its 11 3/4% Senior Notes due 2011 (“Senior Notes”) and its 12 1/2% Senior Discount Notes due 2011 (“Senior Discount Notes”).   As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the Indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of the financial statements for the year ended December 31, 2008, the Company’s independent registered public accounting firm included an explanatory paragraph that indicated that the uncertainties discussed   herein raised substantial doubt about the Company’s ability to continue as a going concern. The issuance of an Annual Report on Form 10-K with a  going concern emphasis paragraph also violated a separate covenant of the Credit Agreement. In addition to the Company’s existing defaults under the Credit Agreement, there is also uncertainty that the Company was in compliance with certain financial covenants in the Credit Agreement.   The Company has requested the administrative agent (“Agent”) for the Credit Agreement to indicate its agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Agent has not responded to the Company’s request.  Should the Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.  The Company filed its Annual Report on Form 10-K with the SEC on May 29, 2009.

Rights and remedies of the lenders under the Credit Agreement (the “Lenders”) upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders’ account. Further, provisions of the Credit Agreement restrict the Company’s ability to make interest payments on its Senior Notes and its Senior Discount Notes if the Company is in default under the Credit Agreement.  The Company does not expect that its cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan should they be declared due . In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 31, 2009, the outstanding principal balances excluding any premiums or discounts under the Credit Agreement, the Senior Notes and Senior Discount Notes (at maturity) were $108.3 million, $138.8 million  and $135.0 million, respectively.

The Company has entered into a short-term forbearance agreement and Commitment Letter with its Lenders, and commenced an exchange offer for its Senior Discount Notes.  See “Note 10”.  If the Company is unable to restructure its debt obligations as discussed in Note 10, it does not believe that the Lenders would extend their forbearance and amend the Credit Agreement so as to permit the Company to make its August 2009 interest payments on its Senior Notes and Senior Discount Notes.  Moreover, the Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of its subsidiaries and none of its subsidiaries is under any obligation to make payments to the Company. The ability of subsidiaries to make any payments to the Company are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of its subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, the Company may not have the ability to pay the interest or any other obligations under its Senior Discount Notes. Its failure to make interest payments is a default under the applicable Indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate its obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the Indentures for the Senior Notes and Senior Discount Notes.

Although the Company intends to attempt to restructure its debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, the Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements on favorable terms, if at all. The Company does not have any agreement with holders of its debt obligations to restructure these obligations and cannot predict or provide assurance it will obtain such agreement.  A default under one or more of the Company’s debt arrangements, including the Credit Agreement or the Indentures governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on the Company’s business, financial condition, liquidity and operations and raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to extend the forbearance under the Credit Agreement and restructure its debt obligations, the Company may not be able to continue its operations, and the Company may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against it.  Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008 and March 31, 2009.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.

2. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R is effective for business combinations completed on or after the beginning of the Company’s 2009 fiscal year. The Company adopted SFAS 141R at the beginning of its 2009 fiscal year, as required. The adoption of SFAS 141R did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective at the beginning of the Company’s 2009 fiscal year. The adoption of SFAS 160 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”) for certain financial assets and liabilities. This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories: Level 1: Quoted market prices in active markets for identical assets or liabilities; Level 2: Quoted prices in active markets for similar assets and liabilities in markets that are not active and models for which all significant inputs are observable either directly or indirectly; and  Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs for inactive markets. The determination of where assets and liabilities fall within this hierarchy is based upon lowest level of input that is significant to the fair value measurement. As of March 31, 2009 and December 31, 2008, the Company held approximately $34.5 million and $47.4 million, respectively,  of “Level 1” overnight cash deposits, of which fair value approximates carrying value. The Company does not have any assets and liabilities that are based on “Level 2” or “Level 3” inputs.

The provisions of SFAS 157 related to other nonfinancial assets and liabilities were adopted on January 1, 2009, and applied prospectively. The provisions of SFAS 157 related to other nonfinancial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

3. Inventory
Inventory consists of the following:

	March 31, 2009	December 31, 2008
Supplies	$1,068	$1,224
Work-in-process	267	357
Finished goods	20,392	20,632
	21,727	22,213
Less allowance for obsolescence	3,476	3,361
Inventory, net	$18,251	$18,852

4. Pre-publication Costs

Pre-publication costs consist of the following:
	March 31, 2009	December 31, 2008
Pre-publication costs	$104,989	$100,941
Less accumulated amortization	(69,664)	(64,699)
Pre-publication costs, net	$35,325	$36,242

5. Dispositions

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

The operating results of the Oakstone Publishing business for the three months ended March 31, 2008 were as follows:

Three months ended March 31, 2008 (Unaudited)
Revenue	$6,988
Cost of goods sold	2,074
Marketing and sales	2,648
Fulfillment and distribution	859
General and administrative	961
Amortization of pre-publication costs	371
Depreciation expense	296
Loss from operations of Oakstone Publishing before provision for income taxes	$(221)
Provision for income taxes	(157)
Net loss from operation of Oakstone Publishing	$(378)

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

The operating results of the Sundance Newbridge business for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
	(Unaudited)
Revenue	$—	$3,551
Cost of goods sold	—	1,087
Marketing and sales	—	1,475
Fulfillment and distribution	—	658
General and administrative	21	515
Restructuring charges	—	663
Amortization of pre-publication costs	—	816
Depreciation expense	—	141
Net loss from operation of Sundance Newbridge	$(21)	$(1,804)

 At March 31, 2009 there was $0.4 million of remaining liabilities of the Sundance Newbridge business.

We also entered into a post acquisition service agreement with the purchaser of Sundance Newbridge under which Triumph Learning provides warehouse, distribution and customer service to the purchaser under an arms length agreement. The revenues and expenses of this arrangement are reported in other income and expense and included $0.5 million of revenues and $0.3 million of expense for the three months ended March 31, 2009.  This agreement was terminated  effective May 16, 2009.

6. Intangibles

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

Definite Life Assets	Lives	March 31, 2009	December 31, 2008
Customer list	10 years	$20,380	$20,380
Non-compete agreements	3-5 years	850	850
Other	5 years	170	164
		21,400	21,394
Less: accumulated amortization		(10,092)	(9,534)
		11,308	11,860
Trademarks	Indefinite	2,741	2,741
Net intangible assets		$14,049	$14,601

Amortization expense was $0.6 million for each of the three months ended March 31, 2009 and 2008. Accumulated amortization by asset class as of March 31, 2009 was $9.2 million for customer lists, $0.8 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset class as of December 31, 2008 was $8.7 million for customer lists, $0.7 million for non-compete agreements and $0.1 million for other intangible assets.

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total
Amortization of intangibles:
Remainder of 2009	1,627
2010	2,052
2011	2,047
2012	2,042
2013	2,039
2014	1,501
$11,308

7. Restructuring Charges

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

Restructuring activity related to the  Buckle Down, Options Publishing and Triumph are reported within the Test-prep and Intervention segment.

During the first quarter of 2009 the Company initiated a restructuring project under which it will reduce payroll costs as part of cost cutting measures in Recorded Books. The restructuring project resulted in cost associated with severance of nineteen employees. The Company expects the restructuring project to be completed during the third quarter of 2009 and incur a total restructuring charge of approximately $0.3 million. This restructuring activity is reported within the Library segment.

The cost of the restructuring activity by type of cost for three months ended March 31, 2009 and 2008 is as follows:
	Severance and Related	Lease Terminations Costs	Relocation and Other		Total Consolidation
Buckle Down — Warehouse and Order Fulfillment Consolidation
Amount expected to be incurred	$65	$404		$162	$631
2008
Accrued restructuring liability as of December 31, 2007	—	71		—	71
Restructuring expense	—	19		—	19
Cash paid	—	(28)		—	(28)
Accrued restructuring liability as of March 31, 2008	—	62		—	62
2009
Accrued restructuring liability as of December 31, 2008	—	32		$—	32
Restructuring expense	—	19		—	19
Cash paid	—	(29)		—	(29)
Accrued restructuring liability as of March 31, 2009	—	22		—	22

Options Publishing — Consolidation with Buckle Down
Amount expected to be incurred	1,021	—		102	1,123
2008
Accrued restructuring liability as of December 31, 2007	626	—		—	626
Restructuring expense	154	—		26	180
Cash paid	(696)	—		(26)	(722)
Accrued restructuring liability as of March 31, 2008	86	—		—	86
2009
Accrued restructuring liability as of December 31, 2008	—	—		—	—
Restructuring expense	—	—		22	22
Cash paid	—	—		(22)	(22)
Accrued restructuring liability as of March 31, 2009	—			—	—

Buckle Down/Options — Management consolidation with Triumph Learning
Amount expected to be incurred	1,681	—		127	1,808
2009
Accrued restructuring liability as of December 31, 2008	847	—		—	847
Restructuring expense	69	—		—	69
Cash paid	(738)	—		—	(738)
Accrued restructuring liability as of March 31, 2009	178	—		—	178

RBI— Workforce restructuring
Amount expected to be incurred	333	—			333
2009
Accrued restructuring liability as of December 31, 2008	—	—		—	—
Restructuring expense	333	—		—	333
Cash paid	(91)	—		—	(91)
Accrued restructuring liability as of March 31, 2009	$242	$—	$		$242

8. Stock Based Compensation

In connection with the consummation of the previously reported recapitalization agreement in August 10, 2007, our stock option plan was terminated and all outstanding options canceled. We do not intend at this time to grant stock options in the future. Therefore the Company did not issue any form of  stock options for the three months ended March 31, 2009 and 2008. However, as described below Restricted Shares were issued to the directors and related compensation expense was recorded. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period for each option.

Pursuant to Management Stock Purchase Agreements dated August 10, 2007, Paul Crecca, our current CEO, and Peter Quandt, our former CEO, purchased, for $0.001 per share, 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation in August 2007.  Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors also received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007,  director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta have purchased 8,117 shares of restricted stock each, for $0.001 per share. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. Mr. Vigliotta resigned from the Board of Directors on May 8, 2009.  In January 2008, prior to the vesting of his restricted stock, Mr. Ford elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008,  for issuances to Mr. Davis and Glenview Capital Management, LLC and on February 21, 2008, for the issuance to Mr. McKenna.

The compensation expense recorded for these restricted shares was $38,000 and $128,000 for the three months ended March 31, 2009 and 2008, respectively.

9. Income Taxes

Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company did not recognize any adjustments in the liability for unrecognized tax benefits. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. There were no significant interest and penalty expense related to income tax matters recorded during the three months ended March 31, 2009.

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

The continuing operations provision for income taxes consists of the following:

	Three Months Ended March 31,
	2009	2008
Current income tax expense:
Foreign	$(132)	$(219)
Deferred income tax expense:
U.S. Federal	(363)	(829)
Total provision for income taxes	$(495)	$(1,048)

Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.5 million and $0.7 million in the three-month periods ended March 31, 2009 and 2008, respectively.

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

10. Financing Arrangements

As of April 15, 2009, the Company had not completed its audited financial statements as required under its Credit Agreement for its senior secured term loan or filed its Annual Report on Form 10-K with SEC as required under its Indentures for its Senior Notes and its Senior Discount Notes.   As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the Indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of the financial statements for the year ended December 31, 2008, the Company’s independent registered public accounting firm included an explanatory paragraph that indicated that the uncertainties discussed herein raised substantial doubt about the Company’s ability to continue as a going concern. The issuance of an Annual Report on Form 10-K with a  going concern emphasis paragraph also violated a separate covenant of the Credit Agreement. In addition to the Company’s existing defaults under the Credit Agreement, there is also uncertainty that the Company was in compliance with certain financial covenants in the Credit Agreement.   The Company has requested the Agent for the Credit Agreement to indicate its agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Agent has not responded to the Company’s request.  Should the Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.  The Company filed its Annual Report on Form 10-K with the SEC on May 29, 2009.

Rights and remedies of the Lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders’ account. Further, provisions of the Credit Agreement restrict the Company’s ability to make interest payments on its Senior Notes and its Senior Discount Notes if the Company is in default under the Credit Agreement.  The Company does not expect that its cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan under the Credit Agreement should it be declared due. In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 31, 2009, the outstanding principal balances excluding any premiums or discounts under the Credit Agreement, the Senior Notes and Senior Discount Notes (at maturity) were $108.3 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, the Company entered into a short-term forbearance agreement with the Lenders under the Credit Agreement relating to its financial reporting defaults, and since that time has entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009, as extended on June 12, 2009 (the “Forbearance Agreement and Amendment”).  The Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from the Company’s failure to satisfy its financial covenants under the Credit Agreement for the periods ended December 31, 2008 and March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the Lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) July 16, 2009; (ii) June 17, 2009, unless the Company enters into a binding commitment letter (in form and substance customary for transactions of this type) with the Lenders with respect to the Credit Agreement Restructuring (as hereinafter defined) on substantially the terms of the proposed amendment to the Credit Agreement; (iii) the Company’s failure to pay the Commitment Fee (as hereinafter defined) to the Lenders when due; (iv) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (v) the occurrence or existence of any event of default under either of the Indentures for the Senior Notes or the Senior Discount Notes.  Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the Lenders to exercise their rights and remedies under the Credit Agreement and related security agreements.

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

In consideration of this increase and a forbearance fee of $541,000, the Lenders agreed to waive any default interest during the current forbearance period.  As of  May 31, 2009, the base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, the Company is allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

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

On June 8, 2009, the Company  announced a plan to restructure its indebtedness, including a voluntary exchange of the Company’s Senior Discount Notes that are held by qualified investors (“Eligible Holders”) for shares of Common Stock, subject to the terms and conditions of an exchange offer to be presented to such Eligible Holders (the “Exchange Offer”).  Under the restructuring, the Company is offering to issue 120.21 shares of its Common Stock for each $1,000 in principal amount at maturity of Senior Discount Notes exchanged, or an aggregate of 16,228,350 shares of Common Stock (subject to adjustment to eliminate fractional shares) if all $135 million aggregate principal amount at maturity of Senior Discount Notes are exchanged.  These shares would represent at least 89% (subject to adjustment for rounding of fractional shares) of the outstanding shares of Common Stock of the Company immediately after the closing of the Exchange Offer.  Immediately prior to the closing of the Exchange Offer, the Company would effect a one-for-five reverse stock split that would convert holdings of currently outstanding shares, and warrants to purchase shares, of Common Stock into approximately 2,005,682 shares (including warrant rights thereto), or 11% of the outstanding shares immediately after the closing of the Exchange Offer (assuming 100% of Senior Discount Notes are exchanged).  Affiliates of Monarch Alternative Capital, LP, which are stockholders of the Company and holders of approximately 33% of the aggregate principal amount at maturity of the outstanding Senior Discount Notes, have agreed to support this restructuring.

Concurrently with the Exchange Offer, the Company also is soliciting consents from the Eligible Holders (the “Consent Solicitation”) for certain amendments to the Indenture pursuant to which the Senior Discount Notes were issued, to eliminate or substantially amend all of the restrictive covenants and modify certain of the events of default and various other provisions contained in such Indenture (collectively, the “Proposed Amendment”).  Eligible Holders that tender Senior Discount Notes pursuant to the Exchange Offer must also consent to the Proposed Amendment in respect of such tendered Senior Discount Notes.  The Proposed Amendment will not become operative unless and until the Exchange Offer is consummated.

The Exchange Offer and Consent Solicitation will expire at 11:59  p.m., New York City time, on July 6, 2009, unless extended or earlier terminated.

The Company also proposes to issue to its existing stockholders, as part of the overall restructuring, warrants with a five year term to purchase up to an aggregate of approximately 1,478,390 shares of its Common Stock (assuming all Senior Discount Notes are exchanged) at an exercise price of approximately $7.40 per share (assuming all Senior Discount Notes are exchanged) (the “New Warrants”).  The shares reserved for issuance upon the exercise of the New Warrants would represent approximately 7.5% of the Company’s outstanding shares and warrants (calculated on a fully diluted basis after giving effect to the issuance of the shares represented by the New Warrants) if all the Senior Discount Notes are exchanged.  The number of shares to be covered by the New Warrants and the exercise price of the New Warrants will be subject to proportionate adjustment if all Senior Discount Notes are not exchanged in the Exchange Offer.

The consummation of the Exchange Offer will be conditioned upon the satisfaction or waiver of a number of conditions including, among others: (i) at least 95% of the aggregate principal amount of the Senior Discount Notes being validly tendered for exchange and not revoked, and Eligible Holders representing such Senior Discount Notes delivering their consents to the Proposed Amendments; (ii) the execution of a satisfactory amendment to the Credit Agreement; and (iii) holders of a majority of the outstanding shares of Common Stock consenting to an amendment to the Company’s Certificate of Incorporation to effect, among other things, the adoption of a one-for-five reverse stock split, an increase in the Company’s authorized shares of Common Stock, the adoption of cumulative voting for the election of directors, and certain other amendments to the Company’s Certificate of Incorporation.  Beneficial holders of a majority of the Company’s outstanding Common Stock have agreed to effect the amendment to its Certificate of Incorporation and have also agreed to terminate the operative provisions of the existing stockholders agreement, such that there will be no further agreements regarding the election of the Company’s directors or participation in future offerings following the closing of the Exchange Offer.

The Exchange Offer and the Consent Solicitation are part of a restructuring plan that is intended to include an amendment to the Company’s Credit Agreement and certain related transactions (the “Credit Agreement Restructuring”), so that the Company and its subsidiaries will no longer be in default under the Credit Agreement.

For a discussion of the risks associated with carrying out the Exchange Offer and the Consent Solicitations and our failure to consummate them, see “Risk Factors” in Item 1A hereof.  Moreover, there can be no assurance that any alternative out-of-court restructuring arrangement or plan will be pursued or accomplished.

The following outlines the terms of the proposed Credit Agreement Restructuring.

(i)
The Company shall make a $17,500,000 cash principal payment (the “Term Loan Paydown”) in respect of the existing secured term loan facility; thereby reducing the aggregate principal balance of the existing term loans from $108,200,000 to $90,700,000.  The Term Loan Paydown shall be allocated among certain of the existing Lenders.

(ii)
The Company shall repurchase (the “Repurchase”) 100% of the $27,475,000 principal amount of the Company’s Senior Notes held by certain of the existing Lenders constituting funds and/or accounts managed and/or advised by DDJ Capital Management, LLC (the “DDJ Noteholder Lenders”) at a 20% discount, for aggregate consideration (the “Repurchase Consideration”) consisting of interests in $21,980,000 principal amount of the new Term B Loans described in clause (iii) below.

(iii)
After giving effect to the Term Loan Paydown, (x) the $55,862,000 of aggregate principal amount of existing term loans that are held by certain Lenders (including certain of the existing term loans held by the DDJ Noteholder Lenders) shall be converted into new first-out term A loans in the aggregate principal amount of $55,862,000 (the “Term A Loans”), and (y) the $34,838,000 aggregate principal amount of existing term loans that are held by the DDJ Noteholder Lenders, together with the $21,980,000 of Repurchase Consideration owed to the DDJ Noteholder Lenders, shall be converted into new last-out term B loans in the aggregate principal amount of $56,818,000 (the “Term B Loans” and together with the Term A Loans, the “Restructured Term Loans”), on terms and conditions satisfactory to the Lenders (including without limitation with respect to voting rights, payments and prepayments, application of proceeds, purchase options and bankruptcy rights).

(iv)
The aggregate principal amount of Restructured Term Loans outstanding after giving effect to the transactions described in clauses (i)-(iii) above shall equal $112,680,000.  Such amount does not include the aggregate amount of payment in kind interest, if any, added to the principal amount of the secured term loan facility under the Credit Agreement during the period commencing on the First Amendment Effective Date (i.e., May 7, 2009) and ending on the effective date of the closing of the transactions contemplated by the proposed debt restructuring described herein.

(v)
It is currently anticipated that the Applicable Margin on the Term A Loans shall be equal to (a) 10.75% per annum with respect to LIBOR Loans (8.75% per annum cash pay and 2.00% per annum payment in kind) and (b) 9.50% per annum with respect to Base Rate Loans (7.50% per annum cash pay and 2.00% per annum payment in kind).  It is also currently anticipate that the Applicable Margin on the Term B Loans shall be equal to (a) 15.75% per annum with respect to LIBOR Loans (13.75% per annum cash pay and 2.00% per annum payment in kind) and (b) 14.50% per annum with respect to Base Rate Loans (12.50% per annum cash pay and 2.00% per annum payment in kind).  It is currently anticipated that the LIBOR rate on all Restructured Term Loans shall have a 3.00% floor and the Base Rate on all Restructured Term Loans shall have a 5.25% floor, consistent with the existing Credit Agreement.

(vi)
The Company will pay a commitment fee to the Lenders, which commitment fee shall be earned upon the execution of a binding commitment letter with respect to the Credit Agreement Restructuring and shall be due and payable on the earliest to occur of (a) the date on which at least 90% of the Senior Discount Notes have been tendered for exchange pursuant to the Exchange Offer, (b) the date on which the Company, the Agent and the Lenders have reached substantial agreement on the documentation for the Credit Agreement Restructuring or (c) the date on which (1) at least 60% of the Senior Discount Notes have been tendered for exchange pursuant to the Exchange Offer, and (2) the Company has consummated the Exchange Offer and effected the Credit Agreement Restructuring either (i) with the consent of the Agent and the Lenders in their discretion or (ii) with alternative financing.  With limited exceptions, once paid no part of the Commitment Fee shall be refundable for any reason.

(vii)	A default under the Restructured Term Loans will trigger an additional 2.00% of interest above the stated rates.

After giving effect to the Credit Agreement Restructuring, the Credit Agreement (i) will require the Company to pay customary fees to the Agent and Lenders, including, without limitation, the commitment fee and a closing fee and (ii) will furnish Agent and Lenders with rights and remedies that are typical for a transaction of this kind.  Among other remedies, upon the occurrence of an event of default, the Agent and Lenders shall be entitled to charge a default interest rate and to declare the Restructured Term Loans outstanding to be due and payable, either in whole or in part, immediately.

On June 17, 2009, Haights Cross Communications and Haights Cross executed a commitment letter (the “Commitment Letter”) with the Lenders and Agent.  Pursuant to the Commitment Letter, certain of the Lenders have made commitments to effectuate the Credit Agreement Restructuring.  The Lenders’ commitment is subject to the satisfaction or waiver of certain conditions, including the negotiation, execution and delivery of definitive documents.  Subject to the satisfaction of the conditions precedent set forth in the Commitment Letter, the funding of the facility shall occur on a date on or before July 16, 2009.  Pursuant to the Commitment Letter, the Company agreed to (i) pay or reimburse the Lenders and the Agent for certain reasonable and documented out-of-pocket costs and expenses and (ii) the Lenders earned a commitment fee.

The Company cannot assure that it will be able to consummate a successful Exchange Offer and timely effect a Credit Agreement Restructuring as described herein, or otherwise to cure the outstanding defaults under the Credit Agreement.  In the event that the Company is not able to successfully complete such a restructuring, it intends to explore all other restructuring alternatives available to it at that time, which may include an alternative out-of-court restructuring or the commencement of a Chapter 11 plan of reorganization under the U.S. Bankruptcy Code, with or without a pre-arranged plan of reorganization. The Company cannot assure that any alternative restructuring arrangement or plan could be accomplished.

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

Although the Company intends to attempt to restructure its debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, the Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements on favorable terms, if at all. The Company does not have any agreement with holders of its debt obligations to restructure these obligations and cannot predict or provide assurance it will obtain such agreement.  A default under one or more of the Company’s debt arrangements, including the Credit Agreement or the Indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on the Company’s business, financial condition, liquidity and operations and raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to extend the forbearance under the Credit Agreement and restructure its debt obligations, the Company may not be able to continue its operations, and the Company may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against it.  Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008 and March 31, 2009.

 11 3/4% Senior Notes

On August 20, 2003, Haights Cross issued $140.0 million aggregate principal amount of its Senior Notes.  On December 10, 2004, Haights Cross issued an additional $30.0 million aggregate principal amount of its Senior Notes under its existing Indenture. These Senior Notes are pari passu with, of the same series as and vote on any matter submitted to bondholders, the original Senior Notes.

The Senior Notes mature on August 15, 2011 and contain customary restrictive covenants and debt incurrence tests. The Senior Notes bear interest at a fixed rate of 11 3/4% with payments due semi-annually on February 15 and on August 15. Interest payments commenced on February 15, 2004. On August 15, 2008, the Company entered into a new Credit Agreement and repurchased and retired Senior Notes in the aggregate principal amount of $31.2 million from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any.

The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 14).

Term Loan

On August 15, 2008, Haights Cross entered into  the Credit Agreement with the Agent and the Lenders. Under the Credit Agreement, Haights Cross borrowed $108.2 million under a senior secured term loan facility (“Term Loan”). Haights Cross used a combination of the net proceeds of the Term Loan and cash on hand, including the net proceeds from its previous sale of its Oakstone Publishing business, to repay the term loans due August 15, 2008 in full.

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

The final maturity date for the Term Loan is May 15, 2011. We are required to apply 75% of our annual consolidated excess cash flow (as defined) to prepay any amounts outstanding under the Term Loan. In addition, subject to certain exceptions and reinvestment basket, we are required to use any net proceeds from the sale or disposition of our assets, net casualty, condemnation proceeds or other extraordinary proceeds and net proceeds from the issuance or incurrence of debt or equity to prepay the Term Loan. In general, prepayment premiums are not applicable to partial prepayments in accordance with the above. However, prepayment premiums are applicable to (a) partial prepayments on account of debt or equity issuances above agreed on baskets, (b) voluntary prepayments, and (c) upon payments of the Term Loan in full on account of any mandatory or voluntary prepayments. When applicable, the following prepayment premiums apply: prepayments on or prior to August 15, 2009 are subject to a premium of 2% of the principal, prepayments after August 15, 2009, but on or before August 15, 2010 are subject to a premium of 1% of the principal. Thereafter, the Company may make prepayments without paying a premium.

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

As of March 31, 2009, the effective interest rate on all borrowings under the New Term Loan was 11.25%.  As set forth above, commencing as of April 15, 2009, pursuant to our Forbearance Agreement we agreed to pay the Lenders under the  Term Loan an increase of 2% over the stated variable rate. Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous rate).  As of May 31, 2009, this rate of interest was 15.25%.

12 1/2% Senior Discount Notes

On February 2, 2004, Haights Cross Communications issued $135.0 million aggregate principal amount at maturity of its Senior Discount Notes, for which it received net proceeds of $73.7 million. The Senior Discount Notes mature on August 15, 2011, with each Senior Discount Note having an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, after which the Company will be required to make cash interest payments every six months in arrears on February 1 and August 1, commencing August 1, 2009. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications and rank equally with all of Haights Cross Communications’ existing and future unsecured senior indebtedness and are senior to all of its future subordinated indebtedness. The Senior Discount Notes are effectively subordinated to all of Haights Cross Communications’ existing and future secured indebtedness, to the extent of the collateral securing such indebtedness. The senior discount notes are also structurally subordinated to all existing and future liabilities of our subsidiaries, including our Term Loan, Senior Notes and trade payables. The Senior Discount Notes rank pari passu in right of payment to Haights Cross Communications’ guarantee of the Term Loans and the Senior Notes. As of February 15, 2008 the Senior Discount Notes became redeemable by the Company. The Senior Discount Notes contain customary restrictive covenants and debt incurrence tests.

As of December 31, 2008, due to the Term Loan  default described above,  our Term Loans, Senior Discount Notes and Senior Notes  are classified as a current liabilities in the accompanied financial statement. The following table is a summary of the Company’s current outstanding debt as of December 31, 2008 (in thousands):

As of December 31, 2008 and March 31, 2009, due to the Term Loan default described above,  our Term Loans, Senior Discount Notes and Senior Notes  are classified as a current liabilities in the accompanied financial statement. The following table is a summary of the Company’s current outstanding debt as of March 31, 2009 (in thousands):

Instrument	Issuance Date	Due Date	Face Amount	Premium (Discount) At Issuance	Interest Rate As of March 31, 2009	Book Value As of March 31, 2009
Haights Cross:
Term Loan	08/15/08	05/15/11	$108,200	––	11.25%	$108,200
11 3/4% Senior notes	08/20/03	08/15/11	$108,800	––	11.75%	108,800
11 3/4% Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	31,084
						139,884
Haights Cross Communications:
12 1/2% Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	135,000
Total debt						$383,084

11. Commitments

From time to time, the Company is involved in litigation that it considers to be ordinary routine litigation incidental to our business. The Company is not presently involved in any such legal proceedings that it expects, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

12. Comprehensive Loss

The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Net loss	$(7,342)	$(9,892)
Foreign currency translation adjustment	(65)	(7)
Comprehensive Loss	$(7,407)	$(9,899)

13. Segment Reporting

The Company’s operating segments are regularly reviewed by the chief operating decision maker for purposes of allocating resources and assessing performance.

The Company’s financial reporting is organized into two business segments: Test-prep and Intervention and Library.

Our Test-Prep and Intervention segment is comprised of our Triumph Learning and Buckle Down Publishing/ Options Publishing product lines. Our Library segment is comprised of our Recorded Books business. Our Medical Education segment was comprised of our Oakstone Publishing business which was sold on June 30, 2008 and our K-12 Supplemental Education segment was comprised of our Sundance Newbridge business, which was sold on August 27, 2008. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements and Medical Education and K-12 Supplemental Education segments are not included in the information below. (See Note 5 “Dispositions”)

The information presented below includes certain expense allocations between the corporate office and the operating business segments. The information is presented after all intercompany and intersegment eliminations and is therefore not necessarily indicative of the results that would be achieved had the business segments been stand-alone businesses. Corporate general and administrative expenses consist of general corporate administration expenses not allocated to the operating business segments.

The results of operations and other data for the two operating segments and corporate for the three months ending March 31, 2009, and 2008 are as follows:

	Test-prep & Intervention	Library	Corporate	Consolidated
Three Months Ended March 31, 2009
Revenue	$18,202	$18,607	$—	$36,809
Cost of goods sold	3,053	6,382	—	9,435
Marketing and sales	4,655	3,491	—	8,146
Fulfillment and distribution	1,493	1,157	—	2,650
General and administrative	1,915	1,563	2,085	5,563
Restructuring charges	110	333	—	443
Amortization of pre-publication costs	3,623	1,421	—	5,044
Depreciation expense and amortization of intangibles	809	171	10	990
Income (loss) from operations	$2,544	$4,089	$(2,095)	$4,538
Interest expense	$4,396	$471	$6,260	$11,127
Capital expenditures — property and equipment	54	155	4	213
Capital expenditures — pre-publication costs	2,583	1,560	—	4,143
Goodwill	18,888	64,513	—	83,401
Total assets	78,788	104,380	45,797	228,965

	Test-prep & Intervention	Library	Corporate	Consolidated
Three Months Ended March 31, 2008
Revenue	$20,034	$21,257	$—	$41,291
Cost of goods sold	3,709	7,420	—	11,129
Marketing and sales	6,751	3,645	—	10,396
Fulfillment and distribution	1,928	1,517	—	3,445
General and administrative	2,131	1,889	2,529	6,549
Restructuring charges	199	—	—	199
Amortization of pre-publication costs	2,322	1,409	—	3,731
Depreciation expense and amortization of intangibles	890	195	14	1,099
Income (loss) from operations	$2,104	$5,182	$(2,543)	$4,743
Interest expense	$3,951	$896	$6,460	$11,307
Capital expenditures — property and equipment	119	137	1	257
Capital expenditures — pre-publication costs	3,389	1,544	—	4,933
Goodwill	50,488	64,513	—	115,001
Total assets	118,623	109,174	103,252	331,049

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

Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended March 31, 2009
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$36,809	$—	$36,809
Costs and expenses	130	1,965	30,176	—	32,271
(Loss) income from operations	(130)	(1,965)	6,633	—	4,538
Equity in the income (loss) of subsidiaries	(2,665)	1,063	—	1,602	—
Loss from discontinued operations	—	30	21	—	51
Other expenses (income)	4,547	1,733	5,549	—	11,829
Net (loss) income	$(7,342)	$(2,665)	$1,063	$1,602	$(7,342)

	Three Months Ended March 31, 2008
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$—	$41,291	$—	$41,291
Costs and expenses	120	2,423	34,005	—	36,548
Income (loss) from operations	(120)	(2,423)	7,286	—	4,743
Equity in the income (loss) of subsidiaries	(5,210)	(3,333)	—	8,543	—
Loss from discontinued operations	—	41	2,180	—	2,221
Other expenses (income)	4,562	(587)	8,439	—	12,414
Net (loss) income	$(9,892)	$(5,210)	$(3,333)	$8,543	$(9,892)

Unaudited Interim Condensed Consolidating Balance Sheets:

	As of March 31, 2009
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets	$3,992	$36,094	$43,356	$—	$83,442
Investment in subsidiaries	(47,028)	164,756	—	(117,728)	—
Long term assets	949	4,768	139,806	—	145,523
Total assets	$(42,087)	$205,618	$183,162	$(117,728)	$228,965
Liabilities and Stockholders’ Deficit
Current liabilities	$137,704	$252,646	$18,329	$—	$408,679
Long term liabilities	14,161	—	77	—	14,238
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit and other	(193,955)	(47,028)	164,756	(117,728)	(193,955)
Total stockholders’ deficit	(193,952)	(47,028)	164,756	(117,728)	(193,952)
Total liabilities and stockholders’ deficit	$(42,087)	$205,618	$183,162	$(117,728)	$228,965

	As of December 31, 2008
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets	$3,991	$47,290	$44,265	$—	$95,546
Investment in subsidiaries	(44,206)	160,755	—	(116,549)	—
Long term assets	1,050	5,283	141,497	—	147,830
Total assets	$(38,165)	$213,328	$185,762	$(116,549)	$243,376
Liabilities and Stockholders’ Deficit
Current liabilities	$133,620	$257,534	$24,912	$—	$416,066
Long term liabilities	13,798	—	95	—	13,893
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit	(186,586)	(44,206)	160,755	(116,549)	(186,586)
Total stockholders’ deficit	(186,583)	(44,206)	160,755	(116,549)	(186,583)
Total liabilities and stockholders’ deficit	$(38,165)	$213,328	$185,762	$(116,549)	$243,376

Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Three Months Ended March 31, 2009
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(130)	$(7,934)	$(251)	$—	$(8,315)
Investing activities:
Additions to pre-publication costs	—	—	(4,143)	—	(4,143)
Additions to property and equipment	—	(4)	(209)	—	(213)
Additions to intangible assets	—	—	(6)	—	(6)
Proceeds from sale of assets	—		11		11
Intercompany activity	130	(3,131)	3,001	—	—
Net cash provided by (used in) investing activities	130	(3,135)	(1,346)	—	(4,351)
Financing activities:
Additions to deferred financing cost	—	(28)	—	—	(28)
Net cash used in financing activities		(28)	—	—	(28)
Effect of exchange rates on cash	—	—	(49)	—	(49)
Net cash used in discontinued operations	—	(32)	(176)	—	(208)
Net change in cash and cash equivalents	—	(11,129)	(1,822)	—	(12,951)
Cash and cash equivalents at beginning of period	3,935	43,121	358	—	47,414
Cash and cash equivalents at end of period	$3,935	$31,992	$(1,464)	$—	$34,463

	Three Months Ended March 31, 2008
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(107)	$(5,861)	$(986)	$—	$(6,954)
Investing activities:
Additions to pre-publication costs	—	—	(4,933)	—	(4,933)
Additions to property and equipment	—	(2)	(255)	—	(257)
Additions to intangible assets	—	—	(8)	—	(8)
Intercompany activity	136	(6,262)	6,126	—	—
Net cash provided by (used in) investing activities	136	(6,264)	930	—	(5,198)
Financing activities:
Repayment of senior secured loan	—	(325)	—	—	(325)
Net cash used in financing activities		(325)	—	—	(325)
Effect of exchange rates on cash	—	—	(5)	—	(5)
Net cash used in discontinued operations	—	(45)	(1,218)	—	(1,263)
Net change in cash and cash equivalents	29	(12,495)	(1,279)	—	(13,745)
Cash and cash equivalents at beginning of period	3,872	56,237	1,675	—	61,784
Cash and cash equivalents at end of period	$3,901	$43,742	$396	$—	$48,039

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, without limitation any statements regarding the anticipated sales process or the anticipated results of that process. The forward-looking statements included in this Quarterly Report on Form 10-Q include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, adequacy of capital, capital expenditures, financing needs, plans or intentions relating to business trends and other information that is not historical information. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of business trends, are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.

The forward-looking statements that we make in this Quarterly Report on Form 10-Q are subject to a variety of risks, uncertainties, and other factors known and unknown that could cause actual results to differ materially from such forward-looking statements. We refer you to documents filed by us with the Securities and Exchange Commission, specifically Item 1A of this Quarterly Report on Form 10-Q, as may be amended from time to time, which identify important risks that could cause our actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.

Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are: (i) the effect of a continued weak economy on sales of our products; (ii) our inability to extend the forbearance and amend our Credit Agreement as described herein or otherwise to avoid further defaults under that agreement; (iii) our inability to make our August 2009 interest payments on our senior notes and senior discount notes if we are not able to restructure our debt obligations; (iv) our substantial leverage and indebtedness, even if the proposed restructuring is successful, which may adversely affect our ability to operate our business and place us at a competitive disadvantage in our industry; (v) our obligation to meet financial covenants and inability to take certain actions because of restrictions contained in our debt instruments, as they may be amended, which may adversely affect our operations; (vi) our history of losses, which we expect to continue; (vii) changes in funding of school systems and libraries by federal, state and local governments due to weaknesses in the United States economy that are or may continue to result in the curtailment, delay or reduction in federal, state and local government funding available to schools and libraries for the purchase of our products, which have and could continue to reduce our sales and adversely affect our results of operations; (viii) the effect that a substantial reduction in the emphasis placed by federal and state governments on assessment and remediation in K-12 education would have on our sales and operations;   (ix) our inability to compete in the highly competitive industries in which we operate; (x) the effect that misuse, misappropriation or other loss of our proprietary rights could have on our results of operations; (xi) our need to defend against intellectual property infringement and other claims, which may cause us to incur significant costs and divert management attention; (xii) our dependence on key personnel; (xiii) a growth in multimedia products that may compete with and reduce our publishing activities; (xiv) technological changes that may reduce the sales of our products; (xv) the effect of an increase in paper or postage costs, which could adversely affect our business; (xvi) our ability to update and expand the content of existing products and develop new products in a cost effective manner and on a timely basis; (xvii) the effect that a material change to or repeal of the federal government’s No Child Left Behind Act of 2001 (“NCLB Act”) would have on our revenue and profitability; (xviii) our dependence on a limited number of suppliers and service providers, the interruption of supply or service with which could have a material adverse effect on our operations; (xix) a disruption in our distribution centers could significantly lower our revenues and profitability; (xx) our dependence on a central computer system, which if damaged, or if service is interrupted or a failure occurs, could adversely affect our customer relationships and harm our ability to attract new customers; (xxi) the effect of changes in accounting, regulatory and/or tax policies and practices, including the additional professional and internal costs necessary for compliance with  SEC rules (including the Sarbanes-Oxley Act of 2002) and accounting rules; (xxii) limitations on our ability to utilize our net operating loss carryforwards; (xxiii) the seasonal and cyclical nature of sales of our products; (xxiv) changes in the competitive environment, including those which could adversely affect our cost of sales; (xxv) changes in the relative profitability of products sold; (xxvi) regulatory changes that could affect the purchase of our products; (xxvii) delays and unanticipated expenses in developing new programs and other products or in developing new technology products, and market acceptance and use of online instruction and assessment materials; and (xxviii) the risk that our well-known authors will depart and write for our competitors.

Information included in this Quarterly Report on Form 10-Q is made as of the date hereof. We undertake no obligation, and disclaim any duty, to update our forward-looking statements, including any financial projections we make. We do not endorse any projections regarding future performance that may be made by third parties.

Recent Developments

Refinancing and Repurchase of Senior Notes

On August 15, 2008, we entered into a credit agreement with DDJ Capital Management LLC, as administrative agent, and collateral agent (the “Agent”), and certain other lenders (the “Lenders”) (the “Credit Agreement”). Under the Credit Agreement, we borrowed $108.2 million under a senior secured term loan facility with a maturity of May 15, 2011. We used a combination of the net proceeds of the Term Loan and cash on hand, including the net proceeds from its previous sale of our Oakstone Publishing business, to repay the full amount of our Term Loans due August 15, 2008 in full. In addition, on August 15, 2008, we repurchased and retired Senior Notes in the aggregate principal amount of $31.2 million from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any. See Note 10 to our consolidated financial statements and “Liquidity and Capital Resources”.

Dispositions

On June 30, 2008, we sold all the assets that comprised our Oakstone Publishing business, which previously constituted our Medical Education segment and on August 27, 2008, we sold all the assets that comprised our Sundance Newbridge business which previously constituted our K-12 Supplemental Education segment. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. We also entered into a post acquisition service agreement with the purchaser of Sundance Newbridge under which Triumph Learning provides warehouse, distribution and customer service to the purchaser under an arms length agreement. This agreement provides for a 60 day cancellation by either party with notice. This agreement was terminated effective May 16, 2009.

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

During the first quarter of 2009 the Company initiated a restructuring project under which it will reduce payroll costs as part of cost cutting measures in Recorded Books. The restructuring project resulted in cost associated with severance of nineteen employees. The Company expects the restructuring project to be completed during the third quarter of 2009 and incur a total restructuring charge of approximately $0.3 million. This restructuring activity is reported within the Library segment.

Recent U.S. Economic Developments

Weaknesses in the United States economy have resulted in the curtailment, delay or reduction in federal, state and local government funding available to schools and libraries and has adversely impacted retail purchases. In our fourth quarter of 2008 and continuing in first quarter 2009, we experienced a decline in revenues across our business lines which we believe was due to this weakness in the economy.  However, the recent federal stimulus package provides for a significant increase in funding for education programs in K-12 education. This significant increase could have an important impact on our businesses. Additional funds for K-12 education could enable school districts to purchase products created by Triumph Learning and the school division of Recorded Books.

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

Triumph Learning and Recorded Books has an already existing relationship with schools currently receiving federal education funds, as a result of their extensive marketing efforts (direct mail, email, inside sales), and national sales organizations. These already existing relationships should position Triumph Learning and Recorded Books to benefit from these additional funds.

Going Concern Considerations

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred a loss before discontinued operations of $7.3 million for the three months ended March 31, 2009, has a stockholders deficit of $194.0 million and a working capital deficiency of $325.2 million (including long term debt in default classified as current of $383.1 million) as of March 31, 2009.  As of April 15, 2009, the Company had not completed its audited financial statements as required under its Credit Agreement or filed its Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) as required under its indentures (collectively, the “Indentures”) for its 11 ¾% Senior Notes due 2011 (“Senior Notes”) and its 12 1/2 % Senior Discount Notes due 2011 (“Senior Discount Notes”).   As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the Indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of the financial statements for the year ended December 31, 2008, the Company’s independent registered public accounting firm included an explanatory paragraph that indicated that the uncertainties discussed   herein raised substantial doubt about the Company’s ability to continue as a going concern. The issuance of an Annual Report on Form 10-K with a  going concern emphasis paragraph also violated a separate covenant of the Credit Agreement. In addition to the Company’s existing defaults under the Credit Agreement, there is also uncertainty that the Company was in compliance with certain financial covenants in the Credit Agreement.   The Company has requested the Agent for the Credit Agreement to indicate their agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Agent has not responded to the Company’s request.  Should the Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.  The Company filed its Annual Report on Form 10-K with the SEC on May 29, 2009.

Rights and remedies of the Lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders’ account. Further, provisions of the Credit Agreement restrict the Company’s ability to make interest payments on its Senior Notes and its Senior Discount Notes if the Company is in default under the Credit Agreement.  The Company does not expect that its cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan should they be declared due . In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 31, 2009, the outstanding principal balances excluding any premiums or discounts under the Credit Agreement, the Senior Notes and Senior Discount Notes (at maturity) were $108.3 million, $138.8 million  and $135.0 million, respectively.

The Company has entered into a short-term forbearance agreement and Commitment Letter with its Lenders, and commenced an exchange offer for its Senior Discount Notes.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”  If the Company is unable to restructure its debt obligations, as discussed in the section previously referenced, it does not believe that the Lenders would extend their forbearance and amend the Credit Agreement so as to permit it to make its August 2009 interest payments on its Senior Notes and Senior Discount Notes.  Moreover, the Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of its subsidiaries and none of its subsidiaries is under any obligation to make payments to the Company. The ability of subsidiaries to make any payments to the Company are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of its subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, the Company may not have the ability to pay the interest or any other obligations under its Senior Discount Notes. Its failure to make interest payments is a default under the applicable Indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate its obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the Indentures for the Senior Notes and Senior Discount Notes.

Although the Company intends to attempt to restructure its debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, the Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements on favorable terms, if at all. The Company does not have any agreement with holders of its debt obligations to restructure these obligations and cannot predict or provide assurance it will obtain such agreement.  A default under one or more of the Company’s debt arrangements, including the Credit Agreement or the Indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on the Company’s business, financial condition, liquidity and operations and raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to extend the forbearance under the Credit Agreement and restructure its debt obligations, the Company may not be able to continue its operations, and the Company may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against it.  Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008 and March 31, 2009.

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

Results of Operations

The operations of Oakstone Publishing, and Sundance Newbridge Publishing which were discontinued in the second and third quarters of 2008 respectively, have been removed from the continuing operations of all periods presented.

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three-months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	(In Thousands)
Revenue
Test Prep and Intervention	18,202	49.4%	20,034	48.5%
Library	18,607	50.6%	21,257	51.5%
Total Revenue	36,809	100.0%	41,291	100.0%
Cost of goods sold	9,435	25.6%	11,129	27.0%
Selling, general and administrative expenses:
Marketing and sales	8,146	22.2%	10,396	25.2%
Fulfillment and distribution	2,650	7.2%	3,445	8.3%
General and administrative expense	5,563	15.1%	6,549	15.9%
Restructuring charges	443	1.2%	199	0.5%
Total selling, general and administrative expenses	16,802	45.7%	20,589	49.9%
Amortization of pre-publication costs	5,044	13.7%	3,731	9.0%
Depreciation expense/amortization of intangibles	990	2.7%	1,099	2.6%
Income from operations	4,538	12.3%	4,743	11.5%
Interest expense	11,127	30.2%	11,307	27.4%
Other expenses, net of interest income	207	0.6%	59	0.1%
Loss before taxes	(6,796)	(18.5)%	(6,623)	(16.0)%
Tax provision	(495)	(1.3)%	(1,048)	(2.5)%
Loss before discontinued operations	(7,291)	(19.8)%	(7,671)	(18.5)%
Loss from discontinued operations	(51)	(0.1)%	(2,221)	(5.5)%
Net loss	(7,342)	(19.9)%	$(9,892)	(24.0)%

Revenue

Our total revenue declined $4.5 million, or 10.9%, to $36.8 million for the three-month period ended March 31, 2009 from $41.3 million for the three-month period ended March 31, 2008. The decline is directly related to the decline from both our Test-prep and Intervention and Library segments.

Test-prep and Intervention. Revenue for the Test-prep and Intervention segment decreased $1.8 million, or 9.1%, to $18.2 million for the three-month period ended March 31, 2009, from $20.0 million for the three-month period ended March 31, 2008. This decrease is attributable to the weakened economy as schools react to budgetary pressures. A key provision of the NCLB Act required each state to implement, beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, and science and social studies are the subject of Triumph Learning’s test-prep study materials. Triumph Learning proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states.

Library. The Library segment, which consists of our Recorded Books business, publishes unabridged audio books and other audio-based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for more than two-thirds of revenue. Revenue for the Library segment, decreased $2.7 million, or 12.5%, to $18.6 million for the three-month period ended March 31, 2009, from $21.3 million for the three-month period ended March 31, 2008. The majority of the segment revenue decline is attributable to the core public library channel, which decreased 15.9% and represented greater than 70% of the business for the quarter. The decline was partially offset by growth in the school channel.

Cost of Goods Sold

Cost of goods sold decreased $1.7 million, or 15.2%, to $9.4 million for the three-month period ended March 31, 2009 from $11.1 million for the three-month period ended March 31, 2008. Cost of goods sold as a percentage of revenue decreased to 25.6% from 27.0% period over period.

Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment decreased $0.7 million, or 17.7%, to $3.1 million for the three-month period ended March 31, 2009 from $3.7 million for the three-month period ended March 31, 2008. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 16.8% from 18.5% period over period primarily due to a change in product mix reflecting higher priced products offset by increase in inventory obsolescence provisions.

Library. Cost of goods sold for the Library segment decreased $1.0 million, or 14.0% to $6.4 million for the three-month period ended March 31, 2009 from $7.4 million for the three-month period ended March 31, 2008. Cost of goods sold as a percentage of revenue decreased to 34.3% from 34.9% period over period primarily due to a decrease in returns reserve.

Selling, General & Administrative Expense

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense decreased $3.8 million, or 18.4%, to $16.8 million for the three-month period ended March 31, 2009 from $20.6 million for the three-month period ended March 31, 2008, primarily due to a reduction in compensation expense due to reduced headcount, lower catalog, sample and direct mail costs and decreased  bonus and legal expenses offset by increased  consulting costs related to refinancing efforts and increased restructuring costs. Selling, general and administrative expense as a percentage of revenue decreased to 45.7% from 49.9%, period over period.

Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment decreased $2.8 million, or 25.8%, to $8.2 million for the three-month period ended March 31, 2009 from $11.0 million for the three-month period ended March 31, 2008. The decrease was primarily due to decreased overhead costs resulting from the Buckle Down/Options reorganization, lower catalog and direct mail related marketing expenses, decrease bonus and lower freight costs.  Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment decreased to 44.9% from 55.0% period over period due to the reduction in overhead costs.

Library. Selling, general and administrative expense for the Library segment decreased $0.5 million, or 7.2%, to $6.5 million for the three-month period ended March 31, 2009 from $7.1 million for the three-month period ended March 31, 2008 primarily due to decreased  bonus and freight costs offset by increased restructuring costs. Selling, general and administrative expense as a percentage of revenue increased to 35.2% from 33.2% period over period.

Corporate. Our corporate general and administrative expenses decreased $0.4 million to $2.1 million for the three months ended March 31, 2009 from $2.5 million for the three months ended March 31, 2008. The decrease is associated with decrease bonus and compensation costs.

Amortization of Pre-Publication Costs

Amortization of pre-publication costs increased $1.3 million to $5.0 million for the three-month period ended March 31, 2009, from $3.7 million for the three-month period ended March 31, 2008, primarily due to increased investments in new product spending and acceleration of pre-publication amortization within the Test-prep and Intervention segment.

Depreciation Expense and Amortization of Intangibles

Depreciation expense and amortization decreased $0.1 million to $1.0 million for the three-month period ended March 31, 2009, from $1.1 million for the three-month period ended March 31, 2008, due to decreased investments.

Interest Expense

Interest expense decreased $0.2 million, or 1.6%, to $11.1 million for the three-month period ended March 31, 2009 from $11.3 million for the three-month period ended March 31, 2008. This decrease was due to the refinancing of our term loans in August 2008 which resulted in a lower principal with a higher interest rate. Our total outstanding debt decreased from $418.1 million as of March 31, 2008 to $383.1 million as of March 31, 2009.

Cash interest expense decreased $0.6 million to $7.1 million for the three-month period ended March 31, 2009 from $7.7 million for the three-month period ended March 31, 2008. Our cash interest bearing outstanding debt was $248.1 million as of March 31, 2009 compared to $296.1 million as of March 31, 2008.

Interest expense consists of the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest expense:
Senior secured term loans	$3,043	$2,692
11 3/4% senior notes	4,036	4,994
12 1/2% senior discount notes — non-cash	4,084	3,646
Other	4	5
Total interest expense	11,167	11,337
Less: capitalized interest	(40)	(30)
Net Interest expense	$11,127	$11,307

As of March 31, 2009, the Company had $ 108.2 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at of 11.25% .. Commencing as of April 15, 2009, pursuant to our Forbearance Agreement we agreed to pay the Lenders under the Term Loan an increase of 2% over the stated variable rate. Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous rate).  As of May 31, 2009, this rate of interest was 15.25%.

Provision for Income Taxes

The provision for income taxes for the three month period ended March 31, 2009 was $0.5 million.  The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.

Net Loss

Net losses for the three-month period ended March 31, 2009, was $7.3 million and $9.9 million for the three month period ended March 31, 2008. Operating income decreased $0.2 million to $4.5 million for the three month period ended March 31, 2009 from $4.7 million for the three month period ended March 31, 2008 primarily due to the decrease in revenues and increase in amortization of pre-publication costs offset by decreases in operating expenses. Other expenses were $11.3 million period over period. The provision for income taxes decreased $0.6 million period over period primarily due to a reduction of goodwill resulting from an impairment charge in the fourth quarter of 2008.

Liquidity and Capital Resources

We have relied primarily on our available cash balance to fund our working capital, capital expenditures, business acquisition and debt service requirements. As of March 31, 2009, we had an available cash balance of $34.5 million. During the three months ended March 31, 2009, we funded $4.1 million in pre-publication costs for new product development, $0.2 million of capital expenditures for property and equipment, and $11.2 million of cash interest payments.

As of March 31, 2009, we had total indebtedness outstanding of $383.1 million, including our Term Loan in the principal amount of $108.2 million, Senior Notes in the aggregate principal amount of $138.8 million and Senior Discount Notes in the aggregate accreted amount of $135.0 million. See Note 10 to our Consolidated Financial Statements. The Senior Notes which remain outstanding are general unsecured obligations of our subsidiary, Haights Cross, and also are guaranteed by our other subsidiaries and Haights Cross Communications. The Senior Notes are effectively subordinated to the Term Loan to the extent of the collateral securing the Term Loan. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications, ranking equally with all of Haights Cross Communications’ senior debt. However, the Senior Discount Notes are structurally subordinated to all existing and future liabilities of our subsidiaries, including the Term Loans and the Senior Notes, and are effectively subordinated to the Term Loan to the extent of the value of the collateral securing the Term Loan.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have incurred a loss before discontinued operations of $7.3 million for the quarter ended March 31, 2009; have a stockholders deficit of $194.0  million and a working capital deficiency of $325.2 million (including long term debt in default classified as current of $383.1 million) as of March 31, 2009.

As of April 15, 2009, we had not completed our audited financial statements as required under our Credit Agreement or filed our Annual Report on Form 10-K with the SEC as required under our Indentures for our Senior Notes and our Senior Discount Notes.  As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures.  These defaults under the indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of our financial statements for the year ended December 31, 2008, our independent registered public accounting firm included an explanatory paragraph that indicates that the uncertainties discussed  herein raise substantial doubt about our ability to continue as a going concern. The issuance of our Annual Report on Form 10-K with a  going concern emphasis paragraph also violated a separate covenant of the Credit Agreement. In addition to our existing defaults under the Credit Agreement, there is also uncertainty that we are in compliance with certain financial covenants in the Credit Agreement. The Company has requested the Agent for the Credit Agreement to indicate its agreement with certain items included in the Company’s calculations of 2008 financial covenant compliance, however, the Agent has not responded to the Company’s request.  Should the Agent disagree with the Company’s financial covenant calculations, this could result in non-compliance with financial covenants during 2008 and continuing into 2009 which would constitute additional events of default under the Credit Agreement.  We filed our Annual Report on Form 10-K with the SEC on May 29, 2009.

Rights and remedies of the Lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders’ account.  Further, provisions of the Credit Agreement restrict our ability to make interest payments on our Senior Notes and our Senior Discount Notes if we are in default under the Credit Agreement.  We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan under the Credit Agreement should it be declared due.  In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes.  As of May 31, 2009, the outstanding principal balances excluding any premiums or discounts under the Credit Agreement, the Senior Notes and Senior Discount Notes (at maturity) were $108.3 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, we entered into a short-term forbearance agreement with the Lenders under the Credit Agreement relating to our financial reporting defaults, and since that time  have entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009, as extended on June 12, 2009 (the “Forbearance Agreement and Amendment”).  The Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from our failure to satisfy our financial covenants under our Credit Agreement for the periods ended December 31, 2008 and March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the Lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) July 16, 2009; (ii) June 17, 2009, unless the Company enters into a binding commitment letter (in form and substance customary for transactions of this type) with the Lenders with respect to the Credit Agreement Restructuring (as hereinafter defined) on substantially the terms of the proposed amendment to the Credit Agreement; (iii) our failure to pay the Commitment Fee (as hereinafter defined) to the Lenders when due; (iv) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (v) the occurrence or existence of any event of default under either of the Indentures for the Senior Notes or the Senior Discount Notes. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the Lenders to exercise their rights and remedies under the Credit Agreement and related security documents.

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

In consideration of this increase and a forbearance fee of $541,000, the Lenders have agreed to waive any default interest during the current forbearance period.  As of May 31, 2009, our base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, we are allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

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

On June 8, 2009, the Company  announced a plan to restructure its indebtedness, including a voluntary exchange of the Company’s Senior Discount Notes that are held by Eligible Holders for shares of Common Stock of the Company, subject to the terms and conditions of an exchange offer to be presented to such Eligible Holders (the “Exchange Offer”).  Under the restructuring, the Company is offering to issue 120.21 shares of its Common Stock for each $1,000 in principal amount at maturity of Senior Discount Notes exchanged, or an aggregate of 16,228,350 shares of Common Stock (subject to adjustment to eliminate fractional shares) if all $135 million aggregate principal amount at maturity of Senior Discount Notes are exchanged.  These shares would represent at least 89% (subject to adjustment for rounding of fractional shares) of the outstanding shares of Common Stock of the Company immediately after the closing of the Exchange Offer.  Immediately prior to the closing of the Exchange Offer, the Company would effect a one-for-five reverse stock split that would convert holdings of currently outstanding shares, and warrants to purchase shares, of Common Stock into approximately 2,005,682 shares (including warrant rights thereto), or 11% of the outstanding shares immediately after the closing of the Exchange Offer (assuming 100% of Senior Discount Notes are exchanged).  Affiliates of Monarch Alternative Capital, LP, which are stockholders of the Company and holders of approximately 33% of the aggregate principal amount at maturity of the outstanding Senior Discount Notes, have agreed to support this restructuring.

Concurrently with the Exchange Offer, the Company also is soliciting consents from the Eligible Holders (the “Consent Solicitation”) for certain amendments to the Indenture pursuant to which the Senior Discount Notes were issued, to eliminate or substantially amend all of the restrictive covenants and modify certain of the events of default and various other provisions contained in such Indenture (collectively, the “Proposed Amendment”).  Eligible Holders that tender Senior Discount Notes pursuant to the Exchange Offer must also consent to the Proposed Amendment in respect of such tendered Senior Discount Notes.  The Proposed Amendment will not become operative unless and until the Exchange Offer is consummated.

The Exchange Offer and Consent Solicitation will expire at 11:59  p.m., New York City time, on July 6, 2009, unless extended or earlier terminated.

The Company also proposes to issue to its existing stockholders, as part of the overall restructuring, warrants with a five year term to purchase up to an aggregate of approximately 1,478,390 shares of its Common Stock (assuming all Senior Discount Notes are exchanged) at an exercise price of approximately $7.40 per share (assuming all Senior Discount Notes are exchanged) (the “New Warrants”).  The shares reserved for issuance upon the exercise of the New Warrants would represent approximately 7.5% of HCC’s outstanding shares and warrants (calculated on a fully diluted basis after giving effect to the issuance of the shares represented by the New Warrants) if all the Senior Discount Notes are exchanged.  The number of shares to be covered by the New Warrants and the exercise price of the New Warrants will be subject to proportionate adjustment if all Senior Discount Notes are not exchanged in the Exchange Offer.

The consummation of the Exchange Offer will be conditioned upon the satisfaction or waiver of a number of conditions including, among others: (i) at least 95% of the aggregate principal amount of the Senior Discount Notes being validly tendered for exchange and not revoked, and Eligible Holders representing such Senior Discount Notes delivering their consents to the Proposed Amendments; (ii) the execution of a satisfactory amendment to the Credit Agreement; and (iii) holders of a majority of the outstanding shares of Common Stock consenting to an amendment to the Company’s Certificate of Incorporation to effect, among other things, the adoption of a one-for-five reverse stock split, an increase in the Company’s authorized shares of Common Stock, the adoption of cumulative voting for the election of directors, and certain other amendments to the Company’s Certificate of Incorporation.  Beneficial holders of a majority of the Company’s outstanding Common Stock have agreed to effect the amendment to its Certificate of Incorporation and have also agreed to terminate the operative provisions of the existing stockholders agreement, such that there will be no further agreements regarding the election of the Company’s directors or participation in future offerings following the closing of the Exchange Offer.

The Exchange Offer and the Consent Solicitation are part of a restructuring plan that is intended to include an amendment to the Company’s Credit Agreement and certain related transactions (the “Credit Agreement Restructuring”), so that the Company and its subsidiaries will no longer be in default under the Credit Agreement.

For a discussion of the risks associated with carrying out the Exchange Offer and the Consent Solicitations and our failure to consummate them, see “Risk Factors” in Item 1A hereof.  Moreover, there can be no assurance that any alternative out-of-court restructuring arrangement or plan will be pursued or accomplished.

The following outlines the terms of the proposed Credit Agreement Restructuring.

(i)
The Company shall make a $17,500,000 cash principal payment (the “Term Loan Paydown”) in respect of the existing secured term loan facility; thereby reducing the aggregate principal balance of the existing term loans from $108,200,000 to $90,700,000.  The Term Loan Paydown shall be allocated among certain of the existing Lenders.

(ii)
The Company shall repurchase (the “Repurchase”) 100% of the $27,475,000 principal amount of the Company’s Senior Notes held by certain of the existing Lenders constituting funds and/or accounts managed and/or advised by DDJ Capital Management, LLC (the “DDJ Noteholder Lenders”) at a 20% discount, for aggregate consideration (the “Repurchase Consideration”) consisting of interests in $21,980,000 principal amount of the new Term B Loans described in clause (iii) below.

(iii)
After giving effect to the Term Loan Paydown, (x) the $55,862,000 of aggregate principal amount of existing term loans that are held by certain Lenders (including certain of the existing term-loans held by the DDJ Noteholder Lenders) shall be converted into new first-out term A loans in the aggregate principal amount of $55,862,000 (the “Term A Loans”), and (y) the $34,838,000 aggregate principal amount of existing term loans that are held by the DDJ Noteholder Lenders, together with the $21,980,000 of Repurchase Consideration owed to the DDJ Noteholder Lenders, shall be converted into new last-out term B loans in the aggregate principal amount of $56,818,000 (the “Term B Loans” and together with the Term A Loans, the “Restructured Term Loans”), on terms and conditions satisfactory to the Lenders (including without limitation with respect to voting rights, payments and prepayments, application of proceeds, purchase options and bankruptcy rights).

(iv)
The aggregate principal amount of Restructured Term Loans outstanding after giving effect to the transactions described in clauses (i)-(iii) above shall equal $112,680,000.  Such amount does not include the aggregate amount of payment in kind interest, if any, added to the principal amount of the secured term loan facility under the Credit Agreement during the period commencing on the First Amendment Effective Date (i.e., May 7, 2009) and ending on the effective date of the closing of the transactions contemplated by the proposed debt restructuring described herein.

(v)
It is currently anticipated that the Applicable Margin on the Term A Loans shall be equal to (a) 10.75% per annum with respect to LIBOR Loans (8.75% per annum cash pay and 2.00% per annum payment in kind) and (b) 9.50% per annum with respect to Base Rate Loans (7.50% per annum cash pay and 2.00% per annum payment in kind).  It is also currently anticipate that the Applicable Margin on the Term B Loans shall be equal to (a) 15.75% per annum with respect to LIBOR Loans (13.75% per annum cash pay and 2.00% per annum payment in kind) and (b) 14.50% per annum with respect to Base Rate Loans (12.50% per annum cash pay and 2.00% per annum payment in kind).  It is currently anticipated that the LIBOR rate on all Restructured Term Loans shall have a 3.00% floor and the Base Rate on all Restructured Term Loans shall have a 5.25% floor, consistent with the existing Credit Agreement.

(vi)
The Company will pay a commitment fee to the Lenders, which commitment fee shall be earned upon the execution of a binding commitment letter with respect to the Credit Agreement Restructuring and shall be due and payable on the earliest to occur of (a) the date on which at least 90% of the Senior Discount Notes have been tendered for exchange pursuant to the Exchange Offer, (b) the date on which the Company, the Agent and the Lenders have reached substantial agreement on the documentation for the Credit Agreement Restructuring or (c) the date on which (1) at least 60% of the Senior Discount Notes have been tendered for exchange pursuant to the Exchange Offer, and (2) the Company has consummated the Exchange Offer and effected the Credit Agreement Restructuring either (i) with the consent of the Agent and the Lenders in their discretion or (ii) with alternative financing.  With limited exceptions, once paid no part of the Commitment Fee shall be refundable for any reason.

(vii)	A default under the Restructured Term Loans will trigger an additional 2.00% of interest above the stated rates.

After giving effect to the Credit Agreement Restructuring, the Credit Agreement (i) will require the Company to pay customary fees to Agent and Lenders, including, without limitation, the commitment fee and a closing fee and (ii) will furnish Agent and Lenders with rights and remedies that are typical for a transaction of this kind.  Among other remedies, upon the occurrence of an event of default, the Agent and Lenders shall be entitled to charge a default interest rate and to declare the Restructured Term Loans outstanding to be due and payable, either in whole or in part, immediately.

On June 17, 2009, Haights Cross Communications and Haights Cross executed a commitment letter (the “Commitment Letter”) with the Lenders and Agent.  Pursuant to the Commitment Letter, certain of the Lenders have made commitments to effectuate the Credit Agreement Restructuring.  The Lenders’ commitment is subject to the satisfaction or waiver of certain conditions, including the negotiation, execution and delivery of definitive documents.  Subject to the satisfaction of the conditions precedent set forth in the Commitment Letter, the funding of the Facility shall occur on a date on or before July 16, 2009.  Pursuant to the Commitment Letter, the Company agreed to (i) pay or reimburse the Lenders and the Agent for certain reasonable and documented out-of-pocket costs and expenses and (ii) the Lenders earned a commitment fee.

The Company cannot assure that it will be able to consummate a successful Exchange Offer and timely effect a Credit Agreement Restructuring as described herein, or otherwise to cure the outstanding defaults under the Credit Agreement.  In the event that the Company is not able to successfully complete such a restructuring, it intends to explore all other restructuring alternatives available to it at that time, which may include an alternative out-of-court restructuring or the commencement of a Chapter 11 plan of reorganization under the U.S. Bankruptcy Code, with or without a pre-arranged plan of reorganization. The Company cannot assure that any alternative restructuring arrangement or plan could be accomplished.

If we are unable to restructure our debt obligations, we do not believe that the lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and our Senior Discount Notes.  Moreover, our Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of our subsidiaries and none of our subsidiaries is under any obligation to make payments to us. The ability of subsidiaries to make any payments to us are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of our subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, we may not have the ability to pay the interest or any other obligations under our Senior Discount Notes. Our f ailure to make interest payments is a default under the applicable Indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate our obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the Indentures for the Senior Notes and Senior Discount Notes.

Although we intend to attempt to restructure our debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements on favorable terms, if at all. We do not have any agreement with holders of our debt obligations to restructure these obligations and cannot predict or provide assurance we will obtain such agreement.  A default under one or more of our debt arrangements, including the Credit Agreement or the Indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about the our ability to continue as a going concern.  If we are unable to extend the forbearance under the Credit Agreement and restructure our debt obligations, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.  Accordingly, amounts outstanding under the our senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008 and March 31, 2009.

These uncertainties raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Net cash used in operating activities was $8.3 million for the three months ended March 31, 2009 compared to $7.0 million of cash used in operating activities for the three months ended March 31, 2008. The decline in cash from operating activities was primarily due to an increase in the cash used for working capital during the first quarter 2009.

Cash used investing activities decreased to $4.4 million for the three months ended March 31, 2009 from cash used in investing activities $5.2 million for the three months ended March 31, 2008. Cash used in investing activities consists of expenditures for pre-publication costs and property, plant and equipment which decreased by $0.8 million from the same period 2008 to 2009.

Cash used in financing activities decreased to $0.1 million for the three months ended March 31, 2009 from $0.3 million for the three months ended March 31, 2008.  The cash used in financing activities during the first quarter 2008 represented the partial principal payment on our Term Loans, which were refinanced during the third quarter 2008 and did not require principal payments during the first quarter 2009.

Capital Expenditures

Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the three months ended March 31, 2009, we had $4.1 million of pre-publication expenditures compared to $4.9 million during the three months ended March 31, 2008. We plan expenditures of $17.9 million for pre-publication costs in 2009. This level of spending is intended to support our successful core products and allow for the development of new products.

Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the three months ended March 31, 2009, we had $0.2 million of property, building and equipment expenditures compared to $0.3 million for the three months ended March 31, 2008. We plan expenditures of $1.9 million for property and equipment in 2009.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations or commitments since December 31, 2008.

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

As of March 31, 2009, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.2 million. As of March 31, 2009, a hypothetical 10% change in the interest rate applicable to our investments would not materially impact our financial statements. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.

As of March 31, 2009, we had $108.2 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, was 11.25% .

  The functional currency of the company’s foreign operations is the local currency, or UK pounds.  Accounts of foreign operations are translated into U.S. dollars using year-end exchange rates for assets and liabilities and average monthly exchange rates for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  A 10% unfavorable change in the UK-to-US dollar exchange rate would not materially impact our March 31, 2009 balance sheet.  Gains and losses resulting from foreign currency transactions are included in determining net income (loss), and were immaterial for the three months ended March 31, 2009 and 2008.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

Pursuant to Rule 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 15d-15(e), as of March 31, 2009. Based on that evaluation, our disclosure controls and procedures were ineffective, as of the end of the period covered by this report, due to the material weakness in our internal control over financial reporting as previously reported in our Annual Report on Form 10K for the year ended December 31, 2008.

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

Regarding the material weakness as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, we have identified the following changes necessary to improve our internal control over financial reporting:

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 other than the addition of the risk factors related to the failure to consummate the Exchange Offer, relating to the Exchange Offer, and the update of certain risk factors related to the to the Company’s Financial Condition and Business as follows:

Risk Factors Relating to the Failure to Consummate the Exchange Offer

If the Exchange Offer is not consummated, we may seek relief under the U.S. Bankruptcy Code.

We believe that the substantial debt reduction contemplated by the Exchange Offer is critical to our continuing viability. In the event we do not consummate the Exchange Offer, we may seek relief under the U.S. Bankruptcy Code with a prepackaged plan or with no prepackaged plan.

The Exchange Offer and the Consent Solicitation may not be consummated.

The consummation of the Exchange Offer and the Consent Solicitation is subject to the satisfaction or waiver of several conditions. For example, we may be unable to achieve our minimum acceptance threshold or enter into an amendment to the Credit Agreement on the terms provided in the Commitment Letter. We cannot assure that such conditions will be satisfied (or waived) and thus offer no assurance that the Exchange Offer and the Consent Solicitation will be consummated. See “Risk Factors — We are in default under certain covenants of our senior secured term loan credit agreement that has raised substantial doubt about our ability to continue as a going concern.”

The consummation of the Exchange Offer could result in a change of control under the Indenture for our Senior Notes which would trigger our obligation to repurchase our Senior Notes and accelerate our obligations under our Credit Agreement, any or all of which could result in our bankruptcy and a loss of your entire investment.

Under the Indenture governing or Senior Notes we have the obligation to offer to purchase all the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest within a specified time following a change of control. The definition of the term “change of control” under the Indenture for the Senior Notes includes, among other things, the consummation of any transaction the result of which any person (as defined), other than certain excluded persons, becomes the beneficial owner, directly or indirectly, of more than 50% of our voting stock. The term “beneficial owner” is generally defined by reference to Rules 13d-3 and 13d-5 under the Exchange Act. Under Rule 13d-5, if two or more persons agree to act together for the purpose of acquiring, holding, voting or disposing of our Common Stock within the meaning of that rule, the group formed thereby shall be deemed to have acquired beneficial ownership of all Common Stock beneficially owned by each member of the group. Based upon information obtained by us regarding the identity of the beneficial holders of our Common Stock and of our Senior Discount Notes, we do not believe that any person will beneficially own more than 50% of our outstanding Common Stock upon the closing of the Exchange Offer. Each holder by accepting the Exchange Offer will be representing, among other things, that its acceptance of the Exchange Offer would not result its beneficially owning more than 50% of our voting stock. However, our information may not be complete, and one or more persons could acquire additional shares of our Common Stock or Senior Discount Notes or agree to act as a group, any of which could result in a change of control under the Indenture for the Senior Notes. As noted above, such a change of control would require us to repurchase all outstanding Senior Notes and accelerate our obligations under our Credit Agreement as well as our Indenture governing any Senior Discount Notes that are not exchanged in the Exchange Offer. The occurrence of a change of control under our Indenture for the Senior Notes as a result of the consummation of the Exchange Offer would likely result in our bankruptcy and could result in a loss of your entire investment.

We may be required to recognize cancellation of indebtedness income and our ability to utilize our net operating loss carryforwards may be limited if we successfully consummate the Exchange Offer.

We may recognize cancellation of debt (“COD”) income if the value of the Common Stock issued in exchange for the Senior Discount Notes is less than the adjusted issue price of the Senior Discount Notes.  The exact amount of any COD income recognized by us will not be determinable until the closing of the Exchange Offer. This COD income will be excluded from taxable income if the Credit Agreement Restructuring occurs to the extent we are insolvent immediately prior to the cancellation. Insolvency is determined under the Internal Revenue Code of 1986, as amended (the “Code”).  Although it is not free from doubt, we believe that a significant portion of any amount of COD income will be excluded pursuant to the insolvency exception.

If COD income is excluded from taxable income, we will generally be required to reduce our favorable tax attributes, including, but not limited to, our current year net operating losses (“NOLs”), NOL carryforwards, credit carryforwards, and basis in certain assets. We anticipate having to reduce a material amount of our NOLs if the Exchange Offer is consummated.

Further, the exchange of Senior Discount Notes for Common Stock pursuant to the Exchange Offer will result in an “ownership change” under the Code. We expect that any NOLs and other tax attributes remaining after the reduction pursuant to the COD rules could be subject to severe limitations. Further, regardless of the effect of the Exchange Offer, any future transactions or ownership changes may further limit our ability to use our NOLs.

To the extent we are solvent, COD income would be taxable income, which may be offset with our NOLs for regular tax purposes.  However, for alternative minimum tax (“AMT”) purposes, only 90% of our taxable income may be offset with NOLs.  Therefore, 10% of our AMT income, including any taxable COD income, cannot be offset with NOLs and will be subject to AMT. The current AMT rate is 20% and therefore the effective rate for these purposes is 2%. To the extent we become solvent due to this transaction we do not expect to be subject to a material amount of AMT.

Federal legislation was recently enacted that allows an eligible taxpayer to elect to defer COD income arising in 2009 or 2010.  If this election is made, the taxpayer can defer tax on the COD income for five taxable years (in the case of COD income arising in 2009) or four taxable years (in the case of COD income arising in 2010), and then recognize 20% of the COD income in each of the next five taxable years beginning with 2014.  Under this election the COD exclusions to the extent of insolvency does not apply. We do not intend to make this election.

Risk Factors Relating to the Company’s Financial Condition and Business

We are in default under certain covenants of our senior secured term loan credit agreement that has raised substantial doubt about our ability to continue as a going concern.

As of April 15, 2009, we had not completed our audited financial statements as required under the Credit Agreement or filed our Annual Report on Form 10-K with the SEC as required under the Indentures. As of May 29, 2009, we further had not completed our first quarter financial statements required under the Credit Agreement or filed our Quarterly Report on Form 10-Q with the SEC as required under the Indentures, resulting in further defaults under the Credit Agreement and the Indentures. These defaults under the Indentures also resulted in a cross-default under the Credit Agreement. In connection with the audit of our 2008 financial statements, our independent registered public accounting firm has included an explanatory paragraph in its report that indicates that, among other things, the defaults and potential defaults under the Credit Agreement raise substantial doubt about our ability to continue as a going concern. The issuance of this report with a going concern emphasis paragraph also violates a separate covenant of the Credit Agreement. Our Annual Report on Form 10-K was filed with the SEC on May 29, 2009.

Rights and remedies of the Lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders’ account. Further, provisions of the Credit Agreement restrict our ability to make interest payments on our Senior Notes and our Senior Discount Notes if we are in default under the Credit Agreement. We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment our senior secured term loans should they be declared due. In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of May 31, 2009, the outstanding principal balances excluding any premiums or discounts under the Credit Agreement, the Senior Notes and Senior Discount Notes (at maturity) were $108.3 million, $138.8 million and $135.0 million, respectively.

We have executed the Commitment Letter with the Lenders and the Agent to amend the Credit Agreement, in the context of a broader debt restructuring. If we are unable to restructure our debt obligations, we do not believe that the Lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and our Senior Discount Notes. Moreover, our Senior Discount Notes are obligations of Haights Cross Communications. These obligations are not guaranteed by any of our subsidiaries and none of our subsidiaries is under any obligation to make payments to us. The ability of subsidiaries to make any payments to us are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of our subsidiaries and various business and contractual considerations. As a result, even if otherwise permitted under the Credit Agreement, we may not have the ability to pay the interest or any other obligations under our Senior Discount Notes. Our failure to make interest payments is a default under the applicable Indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate our obligations under the notes. This would in turn also trigger further cross defaults under our Credit Agreement and the Indentures for the Senior Notes and Senior Discount Notes.

Although we intend to attempt to restructure our debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements on favorable terms, if at all. We do not have any agreement with holders of our debt obligations to restructure these obligations and cannot predict or provide assurance we will obtain such agreement. A default under one or more of our debt arrangements, including the Credit Agreement or the Indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about the our ability to continue as a going concern. If we are unable to extend the forbearance under the Credit Agreement and restructure our debt obligations, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in our consolidated balance sheet as of December 31, 2008.

We have a history of losses, which we expect to continue, and we might not ever achieve or maintain profitability.

We have experienced losses every year since our inception through 2008. In 2008, we had net loss of $38.5 million and had a stockholders deficit of $186.4 million and a working capital deficiency of $320.3 million (including long term debt in default classified as current of $381.8 million) as of December 31, 2008. The 2008 net loss was due, in part, to a goodwill impairment charge of $31.6 million. We expect to continue to incur losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our business will be harmed. [update for 3/31/09]

Our debt agreements will restrict our use of proceeds that we receive from any sales of our assets.

The Indentures governing our Senior Notes and Senior Discount Notes require us to apply net proceeds from any significant asset sales that are not applied to certain specified purposes within 365 days, including capital expenses or the repayment of the senior secured term loans (and under the Senior Discount Notes Indenture, repayment of the Senior Notes), to offer to repurchase the Senior Notes and Senior Discount Notes at a price equal to the principal amount plus accrued interest and accreted value plus accrued interest, respectively. Our Credit Agreement requires us to apply any such excess proceeds first to pay down amounts of our senior secured term loans at a price equal to the principal amount plus accrued interest.

A limited number of stockholders may own a large percentage of our Common Stock after the Credit Agreement Restructuring and will be able to influence or control substantially all corporate decisions.

We expect that after our Credit Agreement Restructuring, a large percentage of our Common Stock may be beneficially owned by a small number of stockholders. A limited number of our shareholders may therefore be able to direct our policies, select a majority of our directors and control stockholder actions such as the approval of agreements to be executed in connection with the sales process. The interests of these shareholders and their affiliates may conflict with the interest of our other investors. These conflicting interests could include, without limitation:

•	interests in our outstanding senior secured term loans, Senior Notes, remaining Senior Discount Notes or other obligations;

•	investments in media businesses and businesses that support or enhance media properties, including publishing businesses;

•	ownership of controlling or non-controlling interests in media and related businesses, including publishing businesses, some of which may compete with us; and

•	the participation in the acquisition of one or more of our business units in connection with our sales process.

To the extent that conflicts of interests may arise between us and our principal stockholders or their affiliates, these conflicts may be resolved in a manner adverse to other of our investors.

Item 5. Other Information

On June 17, 2009, Haights Cross Communications and Haights Cross executed the Commitment Letter with the Lenders and Agent. Pursuant to the Commitment Letter, the Lenders have made commitments to effectuate the Credit Agreement Restructuring. The Lenders’ commitment is subject to the satisfaction or waiver of certain conditions, including the negotiation, execution and delivery of definitive documents. Subject to the satisfaction of the conditions precedent set forth in the Commitment Letter, the funding of the Facility shall occur on a date on or before July 16, 2009. Pursuant to the Commitment Letter, the Company agreed to (i) pay or reimburse the Lenders and the Agent for certain reasonable and documented out-of-pocket costs and expenses and (ii) the Lenders earned a commitment fee. See Footnote 10 to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” for a further description of these transactions. The Commitment Letter is included as Exhibit 10.30 to this Report, and any descriptions of such Commitment Letter contained in this Report are qualified in their entirety by reference to such agreement.

Item 6. Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1
Asset Purchase Agreement by and among The Rowman & Littlefield Publishing Group, Inc., Sundance/Newbridge, LLC, Haights Cross Operating Company and Sundance/Newbridge Educational Publishing, LLC, dated as of August 27, 2008.
Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 4, 2008

3.1	Third Amended and Restated Certificate of Incorporation dated October 8, 2008, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 10, 2008

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.2(a)	Amendment to Bylaws dated August 10, 2007, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007

3.2(b)	Amendment to Bylaws dated September 21, 2007, of Haights Cross Communications, Inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

10.26	Cash Escrow Agreement dated June 30, 2008, by and among Oakstone Holding Company, LLC, Haights Cross Operating Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2009
10.27	Indemnification Agreement by and between Haights Cross Communications, Inc. and Julie McGee dated May 8, 2009	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 12, 2009

10.28	Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement dated May 7, 2009	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 12, 2008

10.29	Lease Agreement between PR Littleton Expansion LLC and Triumph Learning, LLC	Filed herewith

10.30
Commitment Letter dated June 17, 2009 among Haights Cross Communications, Inc., Haights Cross Operating Company, DDJ Capital Management, LLC as Administrative Agent and Collateral Agent, and the lenders named therein
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

HAIGHTS CROSS COMMUNICATIONS, INC.

Dated: June 18, 2009	By:	/s/ PAUL J. CRECCA
Paul J. Crecca
Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: June 18, 2009	By:	/s/ MARK KURTZ
Mark Kurtz
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing
2.1
Asset Purchase Agreement by and among The Rowman & Littlefield Publishing Group, Inc., Sundance/Newbridge, LLC, Haights Cross Operating Company and Sundance/Newbridge Educational Publishing, LLC, dated as of August 27, 2008.
Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 4, 2008

3.1	Third Amended and Restated Certificate of Incorporation dated October 8, 2008, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 10, 2008

3.2	Bylaws of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109381) filed October 2, 2003

3.2(a)	Amendment to Bylaws dated August 10, 2007, of Haights Cross Communications, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 16, 2007

3.2(b)	Amendment to Bylaws dated September 21, 2007, of Haights Cross Communications, Inc.	Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 27, 2007

10.26	Cash Escrow Agreement dated June 30, 2008, by and among Oakstone Holding Company, LLC, Haights Cross Operating Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2009

10.27	Indemnification Agreement by and between Haights Cross Communications, Inc. and Julie McGee dated May 8, 2009	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 12, 2009

10.28	Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement dated May 7, 2009	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 12, 2008

10.29	Lease Agreement between PR Littleton Expansion LLC and Triumph Learning, LLC	Filed herewith

10.30
Commitment Letter dated June 17, 2009 among Haights Cross Communications, Inc., Haights Cross Operating Company, DDJ Capital Management, LLC as Administrative Agent and Collateral Agent, and the lenders named therein
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