Form 10-Q
period 2009-06-30
HAIGHTS CROSS COMMUNICATIONS INC
filed 2009-08-11
CIK 1124289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 9,958,112 shares of Common Stock, par value $0.0003 per share, outstanding as of August 7, 2009.

HAIGHTS CROSS COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2009

Table of Contents

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue	$36,419	$44,719	$73,228	$86,010
Costs and expenses:
Cost of goods sold	10,111	12,537	19,546	23,666
Marketing and sales	6,755	10,598	14,901	20,994
Fulfillment and distribution	2,523	3,293	5,173	6,738
General and administrative	5,124	6,235	10,687	12,784
Restructuring charges	86	85	529	284
Amortization of pre-publication costs	4,860	4,151	9,904	7,882
Depreciation expense and amortization of intangibles	1,002	1,054	1,992	2,153
Total costs and expenses	30,461	37,953	62,732	74,501
Income from operations	5,958	6,766	10,496	11,509
Other (income) expense:
Interest expense	12,140	10,834	23,267	22,141
Interest income	(118)	(335)	(236)	(1,030)
Amortization of deferred financing costs	622	758	1,244	1,517
Other (income) expense	(113)	37	(410)	31
Total other expenses	12,531	11,294	23,865	22,659
Loss from continuing operations before (provision) benefit for income taxes	(6,573)	(4,528)	(13,369)	(11,150)
(Provision) benefit for income taxes	(479)	3,904	(974)	2,855
Loss from continuing operations	(7,052)	(624)	(14,343)	(8,295)
Discontinued operations:
Income (loss)from operations of discontinued operations, net of taxes of $0.3 million in 2008	(44)	1,400	(65)	(782)
Gain on disposal of discontinued operations, net of taxes of $0.5 million in 2008	73	15,564	43	15,524
Income (loss) from discontinued operations	29	16,964	(22)	14,742
Net income (loss)	$(7,023)	$16,340	$(14,365)	$6,447

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008 (Note 1)
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,140	$47,414
Accounts receivable, net	17,113	15,237
Inventory, net	18,088	18,852
Direct response advertising costs , net	1,731	2,547
Prepaid royalties	5,358	5,151
Prepaid expenses and other current assets	2,298	2,509
Escrow receivable (Note 5)	3,836	3,836
Total current assets	86,564	95,546
Pre-publication costs, net	33,940	36,242
Property and equipment, net	6,875	6,934
Goodwill	83,401	83,401
Intangible assets, net	13,499	14,601
Deferred financing costs, net	7,818	6,260
Other assets	291	392
Total assets	$232,388	$243,376
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$16,690	$23,817
Accrued interest	13,066	6,161
Deferred subscription revenue	5,028	4,054
Term loans (Note 11)	108,525	108,200
11¾% senior notes (Note 11)	139,768	139,999
12½% senior discount notes (Note 11)	135,000	133,620
Liabilities of discontinued operations	42	215
Total current liabilities	418,119	416,066
Long term liabilities:
Deferred tax liability	14,564	13,798
Other long term liabilities	58	95
Total long term liabilities	14,622	13,893
Commitments (Note 12)
Stockholders’ deficit:
Common stock, $.0003 par value, 30,000,000 shares authorized, 9,958,112 shares issued and outstanding at June 30, 2009 and December 31, 2008	3	3
Accumulated other comprehensive loss	(719)	(1,237)
Accumulated deficit	(199,637)	(185,349)
Total stockholders’ deficit	(200,353)	(186,583)
Total liabilities and stockholders’ deficit	$232,388	$243,376
See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Operating activities from Continuing Operations
Loss from continuing operations	$(14,343)	$(8,295)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Non-cash interest expense	1,705	7,383
Allowance for doubtful accounts	1,043	1,612
Allowance for obsolescence	878	1,106
Depreciation and amortization of property and equipment, pre-publication costs and intangibles	11,896	10,035
Amortization of deferred financing costs	1,244	1,517
Amortization of premium on 11 3/4% senior notes	(230)	(234)
Deferred taxes— non-cash	766	(3,198)
Restricted stock expense	77	129
Other non-operating income — non-cash	(6)	(1,258)
Changes in operating assets and liabilities:
Accounts receivable	(2,919)	(752)
Inventory	(111)	(4,911)
Prepaid expenses, royalty advances and other current assets	111	560
Direct response advertising costs	816	921
Other assets	101	(135)
Accounts payable, accrued and other liabilities	(7,220)	1,744
Accrued interest	6,905	(379)
Deferred subscription revenue	973	(683)
Net cash provided by operating activities from continuing operations	1,686	5,162
Investing activities from Continuing Operations
Additions to pre-publication costs	(7,471)	(10,606)
Additions to property and equipment	(791)	(553)
Additions to intangible assets	(14)	(16)
Proceeds from the sale of assets	13	—
Net cash used in investing activities from continuing operations	(8,263)	(11,175)
Financing activities from Continuing Operations
Repayment of senior secured term loan	—	(650)
Additions to deferred financing costs	(2,802)	—
Net cash used in financing activities from continuing operations	(2,802)	(650)
Effect of exchange rates on cash	350	2
Cash flows of discontinued operations
Operating cash flows	(245)	(1,462)
Investing cash flows	—	(867)
Net cash used in discontinued operations	(245)	(2,329)
Net decrease in cash and cash equivalents	(9,274)	(8,990)
Cash and cash equivalents at beginning of period	47,414	61,784
Cash and cash equivalents at end of period	$38,140	$52,794

See accompanying notes to unaudited consolidated financial statements.

HAIGHTS CROSS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, unless noted otherwise, except for per share data)

1. Basis of Presentation

Haights Cross Communications, Inc., a Delaware corporation (together with its subsidiaries, “we,” “our,” the “Company” or “Haights Cross Communications”), whose predecessor was formed in January 1997, is a holding company that conducts all of its operations through its direct and indirect subsidiaries, including, without limitation, its wholly-owned subsidiary Haights Cross Operating Company (“Haights Cross” or “HCOC”). Between November 2007 and January 2008, we initiated a sales process for all of our operating businesses. On June 30, 2008 we sold the subsidiary that contained our Oakstone Publishing business, which operated our Medical Education segment. On August 27, 2008, we sold the subsidiary that contained our Sundance Newbridge business, which operated our K-12 Supplemental Education segment. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. On July 1, 2008 we announced the suspension of our sale process to offer for sale our Triumph Learning and Recorded Books businesses.

The Company is a developer and publisher of products for the K-12 Education and library markets. The Company’s products include state-specific test preparation materials, skills assessment and intervention books and unabridged audiobooks. The Company’s products are sold primarily to schools and libraries.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The unaudited consolidated results of operations of interim periods are not necessarily indicative of results for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but does not include all the information required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred a net loss of $14.3 million for the six months ended June 30, 2009, has a stockholders’ deficit of $200.4 million and a working capital deficiency of $331.6 million (including long term debt in default classified as current of $383.3 million) as of June 30, 2009.  As previously reported, the Company is in default under several provisions of its credit agreement for its senior secured term loan (the “Credit Agreement”).  Such defaults under the credit agreement include, among other things, the inclusion of a going concern emphasis paragraph in the Company’s financial statements for the year ended December 31, 2008 and certain prior cross defaults with the Company’s obligations under its indentures (collectively, the “Indentures”) for its 11 3/4% Senior Notes due 2011 (“Senior Notes”) and its 12 1/2% Senior Discount Notes due 2011 (“Senior Discount Notes”).

 Rights and remedies of the lenders under the Credit Agreement (the “Lenders”) upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders’ account.  In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. The Company does not expect that its cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan should they be declared due.  As of June 30, 2009, the outstanding principal balances excluding any premiums or discounts under the Credit Agreement, the Senior Notes and Senior Discount Notes (at maturity) were $108.5 million, $138.8 million  and $135.0 million, respectively.

The Company has entered into a short-term forbearance agreement and Commitment Letter with its Lenders, and commenced a private exchange offer and consent solicitation for its Senior Discount Notes (the “Exchange Offer”).  “See Note 11”.  If the Company is unable to restructure its debt obligations as discussed in Note 11, it does not believe that the Lenders would extend their forbearance and amend the Credit Agreement so as to permit the Company to make its August 2009 interest payments on its Senior Notes and Senior Discount Notes.  The Company’s current forbearance agreement and Credit Agreement prohibit the Company from making interest payments on the Senior Discount Notes while the Company remains in default.  The Company has not paid and is currently taking advantage of the applicable 30-day grace period for making the semi-annual interest payment of approximately $8.4 million on its Senior Discount Notes that was due August 3, 2009.  Similarly, the Company also intends to take advantage of the applicable 30-day grace period for making the semi-annual interest payment of approximately $8.1 million on its Senior Notes due August 17, 2009.  Under the applicable Indentures, the Company’s failure to make interest payments is a default under the applicable Indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after the applicable 30-day grace period) to accelerate the Company’s obligations under the notes. This would in turn also trigger cross defaults under our Credit Agreement and the Indentures for the Senior Notes and Senior Discount Notes.

In addition, the Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of its subsidiaries and none of its subsidiaries is under any obligation to make payments to Haights Cross Communications. The ability of subsidiaries to make any payments to Haights Cross Communications are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of its subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, Haights Cross Communications may not have the ability to pay the interest or any other obligations under its Senior Discount Notes.

As noted above and described in further detail in Note 11, on June 8, 2009, the Company commenced the  Exchange Offer pursuant to which, among other things, it is seeking to exchange shares of Common Stock for its Senior Discount Notes held by eligible holders of those notes.  As recently revised, among other conditions, the Exchange Offer requires that at least 90% of the aggregate principal amount of the Senior Discount Notes be validly tendered, and that the Company amend its Credit Agreement.  The Lenders have further required that this 90% tender condition be met as one of the conditions to their amendment of the Credit Agreement.  As of August 7, 2009, the information and exchange agent for the Exchange Offer informed the Company that approximately $100 million (at maturity), or 74%, of the Senior Discount Notes, had been tendered and not validly withdrawn.  Although the Company has continued to extend the  Exchange Offer, the Company cannot assure that the Company will receive any further tenders or otherwise meet the conditions for closing of the Exchange Offer or the restructuring of its Credit Agreement.  The Company has commenced discussions with holders of the Senior Notes to discuss alternative restructuring plans, including the possibility of the commencement of a Chapter 11 case and plan of reorganization.

Given the current negative conditions in the economy generally and the credit markets in particular, the Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements on favorable terms, if at all. The continuing or any additional defaults under one or more of the Company’s debt arrangements, including the Credit Agreement or the Indentures governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on the Company’s business, financial condition, liquidity and operations and raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to extend the forbearance under the Credit Agreement and restructure its debt obligations, the Company may not be able to continue its operations, and the Company may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against it.  Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheets as of December 31, 2008 and June 30, 2009.

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

On January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) for certain financial assets and liabilities. This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The standard requires that assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories: Level 1: Quoted market prices in active markets for identical assets or liabilities; Level 2: Quoted prices in active markets for similar assets and liabilities in markets that are not active and models for which all significant inputs are observable either directly or indirectly; and  Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs for inactive markets. The determination of where assets and liabilities fall within this hierarchy is based upon lowest level of input that is significant to the fair value measurement. As of June 30, 2009 and December 31, 2008, the Company held approximately $38.1 million and $47.4 million, respectively,  of “Level 1” overnight cash deposits, of which fair value approximates carrying value. The Company does not have any assets and liabilities that are based on “Level 2” or “Level 3” inputs.

The provisions of SFAS 157 related to other nonfinancial assets and liabilities were adopted on January 1, 2009, and applied prospectively. The provisions of SFAS 157 related to other nonfinancial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The standard is effective for interim or annual financial periods ending after June 15, 2009.  Accordingly, the Company adopted SFAS No. 165 as of June 30, 2009.  The adoption had no material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 168 , The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework of selection the principles used in the preparation of financial statements of nongovernmental entities that are presented  in conformity with generally accepted accounting principles (GAAP) in the U.S. (the “GAAP Hierarchy”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company currently adheres to the GAAP hierarchy as presented in SFAS 168, and does not expect the adoption will have a material impact on its consolidated financial statements.

3. Inventory
Inventory consists of the following:
	June 30, 2009	December 31, 2008
Supplies	$1,251	$1,224
Work-in-process	418	357
Finished goods	19,512	20,632
	21,181	22,213
Less allowance for obsolescence	(3,093)	(3,361)
Inventory, net	$18,088	$18,852

4. Pre-publication Costs

Pre-publication costs consist of the following:
	June 30, 2009	December 31, 2008
Pre-publication costs	$109,181	$100,941
Less accumulated amortization	(75,241)	(64,699)
Pre-publication costs, net	$33,940	$36,242

5. Dispositions

Oakstone Publishing

On June 30, 2008, the Company sold the Oakstone Publishing business, reported within the Medical Education segment. The sale of this business was in accordance with the strategic plan initiated by our Board of Directors upon the completion of our recapitalization in August 2007. The Oakstone Publishing business published and marketed to doctors and dentists subscription-based continuing education materials on a variety of medical, dental and allied health specialty topics and publishes and markets subscription-based wellness information, such as newsletters and calendars, to companies seeking to improve employee awareness of health and wellness issues.

The results of operations of the Oakstone Publishing business have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The operating results of the Oakstone Publishing business for the three and six months ended June 30, 2008 were as follows:
	Three months ended June 30, 2008	Six months ended June 30, 2008

Revenue	$7,535	$14,523

Cost of goods sold	2,255	4,329
Marketing and sales	2,642	5,290
Fulfillment and distribution	943	1,802
General and administrative	990	1,951
Amortization of pre-publication costs	385	756
Depreciation expense	353	650
Loss from operations of Oakstone Publishing before provision for income taxes	(33)	(255)
Provision for income taxes	(157)	(313)
Loss from operations of Oakstone Publishing	$(190)	$(568)

On June 30, 2008, the assets and liabilities of the Oakstone Publishing business were sold for gross proceeds of $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.8 million placed in an escrow account to satisfy working capital adjustments and indemnification obligations, if any. Cash consideration from the sale was received on July 1, 2008 and recorded as a sales proceeds account receivable and the escrow account was recorded as a current asset in the consolidated balance sheet as of June 30, 2008.  The escrow account balance of $4.8 million was subject to downward purchase price adjustments, up to the full balance, based on adjustments to working capital and the representations and warranties made in the purchase agreement. Claims made against this escrow balance would have reduce the gain on sale on the Oakstone Publishing business. The Company recorded a $0.3 million accrued liability for an estimated working capital adjustment that was due to the buyer from the escrow account at June 30, 2008. Such accrual was recorded as a reduction in earnings from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008. At the time of the filing of the Quarterly Report on Form 10-Q for the period ended June 30, 2008 , the buyer had made no claims related to the working capital adjustment nor the representations and warranties recurred by the escrow balance. On December 23, 2008, the Company agreed with the buyer to settle a claim made against representations and warranties for $0.6 million and released escrow funds equal to this amount plus $0.3 million for a working capital adjustment mentioned above. As of June 30, 2009, the  Company had no substantive obligations to fulfill in order to receive the remaining escrow balance. The full escrow balance of $3.8 million was released to the Company on July 1, 2009, therefore, escrow account was recorded as a current asset in the consolidated balance sheet as of June 30, 2009. The carrying amounts of Oakstone Publishing assets and liabilities as of June 30, 2008 were as follows:

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

In addition to the $15.6 million gain on the disposal of Oakstone Publishing, a $0.05 and $0.1 million expense for Chelsea House was recorded for the three and six month periods ended June 30, 2008, respectively. Chelsea House was discontinued during 2005.

Sundance Newbridge

On August 27, 2008, we sold the assets of the subsidiary that contained our Sundance Newbridge business, which operated our K-12 Supplemental Education segment. The Sundance imprint publishes supplemental educational materials for shared reading, guided reading, independent reading, phonics, and comprehension skills for students in PreK-8. Sundance also markets non-proprietary, supplemental literature products for students in grades K-6. The Newbridge imprint publishes nonfiction, guided reading materials, Big Books and teachers’ guides in the content areas of standards-based science, social studies, and math for students in PreK-8.

The results of operations of the Sundance Newbridge business have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented

The operating results of the Sundance Newbridge business for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	$—	$7,227	$—	$10,778
Cost of goods sold	—	1,413	—	2,500
Marketing and sales	—	1,585	—	3,060
Fulfillment and distribution	—	649	—	1,307
General and administrative	44	619	65	1,134
Restructuring charges	—	576	—	1,239
Amortization of pre-publication costs	—	741	—	1,557
Depreciation expense	—	54	—	195
Income (loss) from operations of Sundance Newbridge	$(44)	$1,590	$(65)	$(214)

We also entered into a post acquisition service agreement with the purchaser of Sundance Newbridge under which Triumph Learning provides warehouse, distribution and customer service to the purchaser under an arms length agreement. The revenues and expenses of this arrangement are reported in other income and expense and included $0.3 million of revenues and $0.1 million of expense for the three months ended June 30, 2009 and $0.8 million of revenues and $0.4 million of expense for the six months ended June 30, 2009.  This agreement was terminated  effective May 16, 2009.

6. Goodwill

Goodwill and other intangible assets with indefinite lives are tested for impairment annually and more frequently if impairment indicators exist, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). First, the fair value of the reporting unit is compared to its carrying value. If the fair value is less than the carrying value, a second step is performed. In the second step, an implied goodwill value is determined by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill as calculated is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference.

7. Intangibles

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

Finite Life Assets	Lives	June 30, 2009	December 31, 2008
Customer list	10 years	$20,380	$20,380
Non-compete agreements	3-5 years	850	850
Other	5 years	178	164
		21,408	21,394
Less: accumulated amortization		(10,650)	(9,534)
		10,758	11,860
Indefinite Life Assets
Trademarks	Indefinite	2,741	2,741
Net intangible assets		$13,499	$14,601

Amortization expense for each of the three-month periods ended June 30, 2009 and 2008 was $0.6 million and for each of the six-month periods ended June 30, 2009 and 2008, was $1.1 million. Accumulated amortization amounts by asset type as of June 30, 2009 were $9.7 million for customer list, $0.8 million for non-compete agreements and $0.1 million for other intangible assets. Accumulated amortization by asset type as of December 31, 2008 was $8.7 million for customer lists, $0.7 million for non-compete agreements and $0.1 million for other intangible assets.

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Total
Amortization of intangibles:

Remainder of 2009	$1,070
2010	2,055
2011	2,048
2012	2,043
2013	2,040
2014	1,502
$10,758
8. Restructuring Charges

On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning, whereby the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing were consolidated into the shared services division; the accounting functions were taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment were incorporated into the shared service facility in Northborough, MA; and the manufacturing and product purchasing functions were consolidated into a new shared manufacturing group that was formed in our Iowa City, IA location. The purpose of this restructuring was to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning were moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions were relocated to Northborough, MA and the manufacturing functions located in New York were moved into the previously discussed shared manufacturing function in Iowa City, IA. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared service facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008.

In November 2008, the board approved the consolidation of the management of the Buckle Down/Options operations in Iowa under the Triumph Learning management in New York City.  This resulted in the elimination of the President of Buckle Down, the moving of the marketing function to the Company’s New York City facility and the consolidation of sales management  and product development to be managed in the New York office.  In addition to reducing costs, this action better allowed the Company to leverage its resources and coordinate activities in product development, sales and marketing. Subsequently, to further control costs and consolidate operations, the Company closed the Iowa facility as of May 2009 and consolidated its manufacturing and remaining product development functions into New York City.

Restructuring activity related to Buckle Down, Options Publishing and Triumph are reported within the Test-prep and Intervention segment.

During the first quarter of 2009 the Company initiated a restructuring project under which it will reduce payroll costs as part of cost cutting measures in Recorded Books . The restructuring project resulted in cost associated with severance of nineteen employees. The restructuring project was completed during the second quarter of 2009 and we incurred a total restructuring charge of $0.3 million. This restructuring activity is reported within the Library segment.

The cost of the restructuring activity by type of cost for three and six months ended June 30, 2009 and 2008 is as follows:
	Severance and Related	Lease Terminations Costs	Relocation and Other	Total Consolidation
Buckle Down — Warehouse and Order Fulfillment Consolidation
Amount expected to be incurred	$65	$404	$162	$631
2008
Accrued restructuring liability as of December 31, 2007	—	71	—	71
Restructuring expense	—	19	—	19
Cash paid	—	(28)	—	(28)
Accrued restructuring liability as of March 31, 2008	—	62	—	62
Restructuring expense	—	19	—	19
Cash paid	—	(28)	—	(28)
Accrued restructuring liability as of June 30, 2008	—	52	—	52
2009
Accrued restructuring liability as of December 31, 2008	—	32	—	32
Restructuring expense	—	19	—	19
Cash paid	—	(29)	—	(29)
Accrued restructuring liability as of March 31, 2009	—	22	—	22
Restructuring expense	—	60	—	60
Cash paid	—	(37)	—	(37)
Accrued restructuring liability as of June 30, 2009	—	45	—	45

	Severance and Related	Lease Terminations Costs	Relocation and Other	Total Consolidation
Options Publishing — Consolidation with Buckle Down
Amount expected to be incurred	$1,021	$—	$102	$1,123
2008
Accrued restructuring liability as of December 31, 2007	626	—	—	626
Restructuring expense	154	—	26	180
Cash paid	(695)	—	(26)	(721)
Accrued restructuring liability as of March 31, 2008	85	—	—	85
Restructuring expense	66	—	—	66
Cash paid	(111)	—	—	(111)
Accrued restructuring liability as of June 30, 2008	40	—	—	40
2009
Accrued restructuring liability as of December 31, 2008	—	—	—	—
Restructuring expense	—	—	22	22
Cash paid	—	—	(22)	(22)
Accrued restructuring liability as of March 31, 2009 and June 30, 2009	—		—	—

	Severance and Related	Lease Terminations Costs	Relocation and Other	Total Consolidation
Buckle Down/Options — Consolidation with Triumph Learning
Amount expected to be incurred	$1,681	$—	$127	$1,808
2009
Accrued restructuring liability as of December 31, 2008	847	—	—	847
Restructuring expense	69	—	—	69
Cash paid	(738)	—	—	(738)
Accrued restructuring liability as of March 31, 2009	178	—	—	178
Restructuring expense	26	—	—	26
Cash paid	(148)	—	—	(148)
Accrued restructuring liability as of June 30, 2009	56	—	—	56

	Severance and Related	Lease Terminations Costs	Relocation And Other		Total Consolidation
Recorded Books— Workforce restructuring
Amount expected to be incurred	$333	$—	$		$333
2009
Accrued restructuring liability as of December 31, 2008	—	—		—	—
Restructuring expense	333	—		—	333
Cash paid	(91)	—		—	(91)
Accrued restructuring liability as of March 31, 2009	242	—		—	242
Restructuring expense	—	—		—	—
Cash paid	(217)	—		—	(217)
Accrued restructuring liability as of June 30, 2009	$25	$—		$—	$25

9. Stock Based Compensation

In connection with the consummation of the previously reported recapitalization agreement in August 10, 2007, our stock option plan was terminated and all outstanding options canceled. We do not intend at this time to grant stock options in the future. Therefore the Company did not issue any form of  stock options for the three  and six months ended June 30, 2009 and 2008 . However, as described below Restricted Shares were issued to the directors and related compensation expense was recorded. Total stock-based compensation expense is recognized as a “general and administrative expense” in the consolidated statements of operations on a ratable basis over the vesting period for each share.

Pursuant to Management Stock Purchase Agreements dated August 10, 2007, Paul Crecca, our current CEO, and Peter Quandt, our former CEO, purchased, for $0.001 per share, 75,000 and 225,000 shares of restricted stock, respectively. Mr. Quandt’s 225,000 shares of common stock were deemed to be fully vested at the time of his resignation in August 2007.  Mr. Crecca’s restricted shares are subject to a three year vesting period. Each non-employee member of the Board of Directors also received a restricted stock award of 8,117 shares of our common stock with the Chairman receiving 12,175 shares. The restricted stock granted pursuant to all of these awards was to vest in February 2008. During the year ended December 31, 2007,  director Eugene I. Davis purchased 12,175 shares of restricted stock, and directors John A. McKenna, Jr., Curry E. Ford and T.J. Vigliotta purchased 8,117 shares of restricted stock each, for $0.001 per share. In January 2008, prior to the vesting of his restricted stock, Mr. Vigliotta elected to forfeit all of his restricted stock. Mr. Vigliotta resigned from the Board of Directors on May 8, 2009.  In January 2008, prior to the vesting of his restricted stock, Mr. Ford elected to forfeit all of his restricted stock in exchange for an issuance by the Company to Glenview Capital Management, LLC, of an equivalent amount under the same terms and conditions. Subsequently, we issued to Glenview Capital Management, LLC, which has designated Mr. Ford to serve as our director, a restricted stock award of 8,117 shares. All outstanding restricted stock awards fully vested on February 10, 2008,  for issuances to Mr. Davis and Glenview Capital Management, LLC and on February 21, 2008, for the issuance to Mr. McKenna.

The compensation expense recorded for these restricted shares was $39,000 and $0 for the three months ended June 30, 2009 and 2008, respectively, and $77,000 and $129,000 for the six months ended June 30, 2009 and 2008, respectively.

10. Income Taxes

Effective January 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company did not recognize any adjustments in the liability for unrecognized tax benefits. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. There were no significant interest and penalty expense related to income tax matters recorded during the three and six months ended June 30, 2009.

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

The continuing operations (provision) benefit for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current income tax (expense) benefit:
Foreign	$(76)	$(124)	$(208)	$(343)
Benefit recognized as a result of the discontinued operations gain		4,856		4,856
Deferred income tax expense:
U.S. Federal	(403)	(828)	(766)	(1,658)
Total benefit (provision) for income taxes	$(479)	$3,904	$(974)	$2,855

Foreign income tax expense is derived from taxable earnings on sales in the United Kingdom of $0.2 million and $0.4 million in the three-month periods ended June 30, 2009 and 2008, respectively, and $0.6 million and $1.1 million in the six-month periods ended June 30, 2009 and 2008.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon facts and circumstances known to the Company. The Company’s effective rate is based on expected pretax income or loss, statutory tax rates, changes in the deferred tax asset valuation allowance and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The Company has recorded an income tax benefit in continuing operations of $4.9 million as a result of the gain on the disposal of the Oakstone Publishing business, included within discontinued operations for the three and six months ended June 30, 2008. The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income.

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

11. Financing Arrangements

As previously reported, the Company is in default under several provisions of its Credit Agreement.  Such defaults under the credit agreement include, among other things, the inclusion of a going concern emphasis paragraph in the Company’s financial statements for the year ended December 31, 2008 and certain prior cross defaults with the Company’s obligations under its Indentures for its Senior Notes and Senior Discount Notes.

Rights and remedies of the Lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders’ account. Further, provisions of the Credit Agreement restrict the Company’s ability to make interest payments on its Senior Notes and its Senior Discount Notes if the Company is in default under the Credit Agreement.  The Company does not expect that its cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan under the Credit Agreement should it be declared due. In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. As of June 30, 2009, the outstanding principal balances excluding any premiums or discounts under the Credit Agreement, the Senior Notes and Senior Discount Notes (at maturity) were $108.5 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, the Company entered into a short-term forbearance agreement with the Lenders under the Credit Agreement relating to its financial reporting defaults, and since that time has entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009, as extended on August 7, 2009 (the “Forbearance Agreement and Amendment”).  The Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from the Company’s failure to satisfy its financial covenants under the Credit Agreement for the periods ended December 31, 2008 and March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the Lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) August 17, 2009; (ii) the material modification, without consent, withdrawal or termination of the Exchange Offer; (iii) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (iv) the occurrence or existence of any event of default under either of the Indentures for the Senior Notes or the Senior Discount Notes.  Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the Lenders to exercise their rights and remedies under the Credit Agreement and related security agreements.

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

In consideration of this increase and a forbearance fee of $541,000, the Lenders agreed to waive any default interest during the current forbearance period.  As of  July 31, 2009, the base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, the Company is allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

On June 8, 2009, as supplemented on July 31, 2009, the Company  announced the Exchange Offer, including a voluntary exchange of the Company’s Senior Discount Notes that are held by qualified investors (“Eligible Holders”) for shares of Common Stock.  Under the restructuring, the Company is offering to issue 120.21 shares of its Common Stock for each $1,000 in principal amount at maturity of Senior Discount Notes exchanged, or an aggregate of 16,228,350 shares of Common Stock (subject to adjustment to eliminate fractional shares) if all $135 million aggregate principal amount at maturity of Senior Discount Notes are exchanged.  These shares would represent at least 89% (subject to adjustment for rounding of fractional shares) of the outstanding shares of Common Stock of the Company immediately after the closing of the Exchange Offer.  Immediately prior to the closing of the Exchange Offer, the Company would effect a one-for-five reverse stock split that would convert holdings of currently outstanding shares, and warrants to purchase shares, of Common Stock into approximately 2,005,682 shares (including warrant rights thereto), or 11% of the outstanding shares immediately after the closing of the Exchange Offer (assuming 100% of Senior Discount Notes are exchanged).  Affiliates of Monarch Alternative Capital, LP, which are stockholders of the Company and holders of approximately 33% of the aggregate principal amount at maturity of the outstanding Senior Discount Notes, have agreed to support this restructuring.

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

The Exchange Offer and Consent Solicitation was scheduled to expire at 11:59 p.m., New York City time, on July 6, 2009, but such expiration date was extended until 11:59 p.m., New York City time, on August 14, 2009, unless further extended or earlier terminated.

The Company also proposes to issue to its existing stockholders, as part of the overall restructuring, warrants with a five year term to purchase up to an aggregate of approximately 1,478,390 shares of its Common Stock (assuming all Senior Discount Notes are exchanged) at an exercise price of approximately $7.40 per share (assuming all Senior Discount Notes are exchanged) (the “New Warrants”).  The shares reserved for issuance upon the exercise of the New Warrants would represent approximately 7.5% of the Company’s outstanding shares and warrants (calculated on a fully diluted basis after giving effect to the issuance of the shares represented by the New Warrants) if all the Senior Discount Notes are exchanged and the reverse stock split is completed.  The number of shares to be covered by the New Warrants and the exercise price of the New Warrants will be subject to proportionate adjustment if all Senior Discount Notes are not exchanged in the Exchange Offer.

The consummation of the Exchange Offer will be conditioned upon the satisfaction or waiver of a number of conditions including, among others: (i) at least 90% of the aggregate principal amount of the Senior Discount Notes being validly tendered for exchange and not revoked, and Eligible Holders representing such Senior Discount Notes delivering their consents to the Proposed Amendments; and (ii) the execution of a satisfactory amendment to the Credit Agreement; (iii) the amendment to the Company’s Certificate of Incorporation to effect, among other things, the adoption of a one-for-five reverse stock split, an increase in the Company’s authorized shares of Common Stock, and the adoption of cumulative voting for the election of directors and (iv) the termination of the Company’s obligations under its existing stockholders' agreement..  The requisite holders of the Company’s outstanding Common Stock have agreed to effect the amendment to the Certificate of Incorporation and to terminate the operative provisions of the existing stockholders agreement to be effective upon the closing of the Exchange Offer.

The Exchange Offer and the Consent Solicitation are part of a restructuring plan that is intended to include an amendment to the Company’s Credit Agreement and certain related transactions (the “Credit Agreement Restructuring”), so that the Company and its subsidiaries will no longer be in default under the Credit Agreement.

For a discussion of the risks associated with carrying out the Exchange Offer and the Credit Agreement Restructuring and our failure to consummate them, see “Risk Factors” in Item 1A hereof.  Moreover, there can be no assurance that any alternative out-of-court restructuring arrangement or plan will be pursued or accomplished.

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

(vi)	A default under the Restructured Term Loans will trigger an additional 2.00% of interest above the stated rates.

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

On June 17, 2009, and as amended on July 31, 2009 and August 7, 2009, Haights Cross Communications and Haights Cross executed a commitment letter (the “Commitment Letter”) with the Lenders and Agent.  Pursuant to the Commitment Letter, certain of the Lenders have made commitments to effectuate the Credit Agreement Restructuring.  The Lenders’ commitment is subject to the satisfaction or waiver of certain conditions, including the Company’s ability to meet its 90% minimum tender offer condition in connection with the Exchange Offer and the negotiation, execution and delivery of definitive documents.  The outside date for the satisfaction of the conditions precedent set forth in the Commitment Letter is August 17, 2009, after which the Commitment Letter will expire.  Pursuant to the Commitment Letter, the Company agreed to (i) pay or reimburse the Lenders and the Agent for certain reasonable and documented out-of-pocket costs and expenses and (ii) the Lenders earned a commitment fee. Pursuant to the extension of the Forbearance Agreement and Amendment and Commitment Letter on August 7, 2009, the commitment fee was added to the principal amount of the senior secured term loan.

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

If the Company is unable to restructure its debt obligations, it does not believe that the Lenders would extend their forbearance and amend the Credit Agreement so as to permit it to make its August 2009 interest payments on its Senior Notes and Senior Discount Notes.  The Company’s current forbearance agreement and Credit Agreement prohibit the Company from making interest payments on the Senior Discount Notes while the Company remains in default.  The Company has not paid and is currently taking advantage of the applicable 30-day grace period for making the semi-annual interest payment of approximately $8.4 million due on its Senior Discount Notes.  Similarly, the Company also intends to take advantage of the applicable 30-day grace period for making the semi-annual interest payment of approximately $8.1 million on its Senior Notes due August 17, 2009. The Company’s failure to make interest payments is a default under the applicable Indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after the applicable 30-day grace period) to accelerate the Company’s obligations under the notes. This would in turn also trigger cross defaults under our Credit Agreement and the Indentures for the Senior Notes and Senior Discount Notes.

In addition, the Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of its subsidiaries and none of its subsidiaries is under any obligation to make payments to Haights Cross Communications. The ability of subsidiaries to make any payments to Haights Cross Communications are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of its subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, Haights Cross Communications may not have the ability to pay the interest or any other obligations under its Senior Discount Notes.

As of August 7, 2009, the information and exchange agent for the Exchange Offer informed the Company that approximately $100 million (at maturity), or 74%, of the Senior Discount Notes, had been tendered and not validly withdrawn.  Although the Company has continued to extend the Exchange Offer, the Company cannot assure that the Company will receive any further tenders or otherwise meet the 90% minimum tender offer condition or other conditions for closing of the  Exchange Offer and the Credit Agreement Restructuring.  The Company has commenced discussions with holders of the Senior Notes to discuss alternative restructuring plans, including the possibility of the commencement of a Chapter 11 case and plan of reorganization.

The Company cannot give any assurance that it will be successful in restructuring its debt or finding alternative financing arrangements on favorable terms.  The continuing or any additional defaults under one or more of the Company’s debt arrangements, including the Credit Agreement or the Indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on the Company’s business, financial condition, liquidity and operations and raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to extend the forbearance under the Credit Agreement and restructure its debt obligations, the Company may not be able to continue its operations, and the Company may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against it.  Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheets as of December 31, 2008 and June 30, 2009.

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

The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and each of Haights Cross’ existing and future restricted subsidiaries. (See Note 15).

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

The final maturity date for the Term Loan is May 15, 2011. We are required to apply 75% of our annual consolidated excess cash flow (as defined) to prepay any amounts outstanding under the Term Loan. In addition, subject to certain exceptions and reinvestment basket, we are required to use any net proceeds from the sale or disposition of our assets, net casualty, condemnation proceeds or other extraordinary proceeds and net proceeds from the issuance or incurrence of debt or equity to prepay the Term Loan. In general, prepayment premiums are not applicable to partial prepayments in accordance with the above. However, prepayment premiums are applicable to (a) partial prepayments on account of debt or equity issuances above agreed-on baskets, (b) voluntary prepayments, and (c) upon payments of the Term Loan in full on account of any mandatory or voluntary prepayments. When applicable, the following prepayment premiums apply: prepayments on or prior to August 15, 2009 are subject to a premium of 2% of the principal,  prepayments after August 15, 2009, but on or before August 15, 2010 are subject to a premium of 1% of the principal. Thereafter, the Company may make prepayments without paying a premium.

As of June 30, 2009, all amounts outstanding under the Term Loan bore interest, at the Company’s option:

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

The credit facilities require Haights Cross and the other loan parties to maintain a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a minimum net EBITDA (as defined) . The maximum secured leverage ratio is 3.33:1 beginning with the quarter ending September 30, 2008, and then ranges from 3.36:1 to 2.94:1 through the fiscal quarter ending March 31, 2011. The minimum fixed charge coverage ratio is 0.83:1 beginning with the Company’s fiscal quarter ending September 30, 2008 and then ranges between 0.80:1.00 and 0.67:1 through the fiscal quarter ending March 31, 2011. The minimum net EBITDA is $29.8 million beginning with the Company’s fiscal quarter ending September 30, 2008, and then ranges over time between $29.2 million to $33.4 million through the fiscal quarter ending March 31, 2011. The secured leverage ratio is defined as the ratio of Haights Cross’ senior secured debt (net of up to $10 million of balance sheet cash) to the Company’s consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date. The fixed charge coverage ratio is defined as the ratio of the Company’s consolidated net EBITDA for the four-fiscal quarter period ending on the measurement date to the Company’s consolidated interest expense, plus total taxes and total capital expenditures (subject to certain limited exceptions) for the same period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement.  As of June 30, 2009 and the date of this report, the Company was and continues to be in default under several provisions of its Credit Agreement including, among other things, the inclusion of a going concern emphasis paragraph in the Company’s financial statements for the year ended December 31, 2008, its failure to meet its financial covenants under the Credit Agreement and certain prior cross defaults with the Company’s obligations under its Indentures for its Senior Notes and Senior Discount Notes.

As of June 30, 2009, the effective interest rate on all borrowings under the New Term Loan was 15.25%. As set forth above, commencing as of April 15, 2009, pursuant to our Forbearance Agreement we agreed to pay the Lenders under the  Term Loan an increase of 2% over the stated variable rate. Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous rate).  As of July 31, 2009, this rate of interest was 15.25%.

12 1/2% Senior Discount Notes

On February 2, 2004, Haights Cross Communications issued $135.0 million aggregate principal amount at maturity of its Senior Discount Notes, for which it received net proceeds of $73.7 million. The Senior Discount Notes mature on August 15, 2011, with each Senior Discount Note having an accreted value of $1,000 at maturity. The Senior Discount Notes will not begin to accrue cash interest until February 1, 2009, after which the Company will be required to make cash interest payments every six months in arrears on February 1 and August 1 (or if not a business day, the first business day thereafter), commencing August 1, 2009.  The Company has not paid and is currently taking advantage of the applicable 30-day grace period for making the semi-annual interest payment of approximately $8.4 million on its Senior Discount Notes that was due August 3, 2009.  The Company’s failure to make the interest payments is a default under the Indenture for the Senior Discount Notes and entitles the trustee or the holders of an applicable percentage of those notes, after the applicable 30-day grace period, to accelerate the Company’s obligations under the notes.

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

As of December 31, 2008 and June 30, 2009, due to the Term Loan default described above,  our Term Loans, Senior Discount Notes and Senior Notes  are classified as a current liabilities in the accompanying consolidated financial statements. The following table is a summary of the Company’s current outstanding debt as of June 30, 2009 (in thousands):

Instrument	Issuance Date	Due Date	Face Amount	Premium (Discount) At Issuance	Interest Rate As of June 30, 2009	Book Value As of June 30, 2009
Haights Cross:
Term Loan	08/15/08	05/15/11	$108,525	––	15.25%	$108,525

11 3/4 % Senior notes	08/20/03	08/15/11	$108,800	––	11.75%	108,800
11 3/4 % Senior notes	12/10/04	08/15/11	$30,000	$3,150	11.75%	30,968
						139,768
Haights Cross Communications:
12 1/2 % Senior discount notes	02/02/04	08/15/11	$135,000	$(61,347)	12.5%	135,000
Total debt						$383,293

12. Commitments

From time to time, the Company is involved in litigation that it considers to be ordinary routine litigation incidental to our business. The Company is not presently involved in any such legal proceedings that it expects, individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

13. Comprehensive Loss

The following table sets forth the calculation of comprehensive loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net income (loss)	$(7,023)	$16,340	$(14,365)	$6,447
Foreign currency translation adjustment	583	4	518	(3)
Comprehensive Loss	$(6,440)	$16,344	$(13,847)	$6,444

14. Segment Reporting

The Company’s operating segments are regularly reviewed by the chief operating decision maker for purposes of allocating resources and assessing performance.

The Company’s financial reporting is organized into two business segments: Test-prep and Intervention and Library.

Our Test-Prep and Intervention segment is comprised of our Triumph Learning and Buckle Down Publishing/ Options Publishing product lines. Our Library segment is comprised of our Recorded Books business. Our Medical Education segment was comprised of our Oakstone Publishing business which was sold on June 30, 2008 and our K-12 Supplemental Education segment was comprised of our Sundance Newbridge business, which was sold on August 27, 2008. As a result of these dispositions, the results of Oakstone Publishing and Sundance Newbridge have been reclassified as discontinued operations for all periods presented in the consolidated financial statements and Medical Education and K-12 Supplemental Education segments are not included in the information below. (See Note 5 “Dispositions”).

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

The results of operations and other data for the two reporting segments and corporate for the three and six-month periods ending June 30, 2009 and 2008 are as follows:

	Test-prep & Intervention	Library	Corporate	Consolidated
Three Months Ended June 30, 2009
Revenue	$15,595	$20,824	$––	$36,419
Cost of goods sold	2,796	7,315	––	10,111
Marketing and sales	3,775	2,980	––	6,755
Fulfillment and distribution	1,275	1,248	––	2,523
General and administrative	1,748	1,543	1,833	5,124
Restructuring charges	86	––	––	86
Amortization of pre-publication costs	3,373	1,487	––	4,860
Depreciation expense and amortization of intangibles	793	200	9	1,002
Income (loss) from operations	$1,749	$6,051	$(1,842)	$5,958
Interest expense	$4,460	$395	$7,285	$12,140
Capital expenditures –– property and equipment	427	150	1	578
Capital expenditures –– pre-publication costs	1,573	1,755	––	3,328
Goodwill	18,888	64,513	––	83,401
Total assets	75,301	108,253	48,834	232,388

	Test-prep & Intervention	Library	Corporate	Consolidated
Three Months Ended June 30, 2008
Revenue	$21,131	$23,588	$––	$44,719
Cost of goods sold	4,187	8,350	––	12,537
Marketing and sales	6,839	3,759	––	10,598
Fulfillment and distribution	1,779	1,514	––	3,293
General and administrative	2,032	1,861	2,342	6,235
Restructuring charges	85	––	––	85
Amortization of pre-publication costs	2,668	1,483	––	4,151
Depreciation expense and amortization of intangibles	865	177	12	1,054
Income (loss) from operations	$2,676	$6,444	$(2,354)	$6,766
Interest expense	$4,097	$831	$5,906	$10,834
Capital expenditures –– property and equipment	134	159	2	295
Capital expenditures –– pre-publication costs	4,066	1,607	––	5,673
Goodwill	50,488	64,513	––	115,001
Total assets	120,644	110,082	108,375	339,101

	Test-prep & Intervention	Library	Corporate	Consolidated
Six Months Ended June 30, 2009
Revenue	$33,797	$39,431	$––	$73,228
Cost of goods sold	5,849	13,697	––	19,546
Marketing and sales	8,431	6,470	––	14,901
Fulfillment and distribution	2,768	2,405	––	5,173
General and administrative	3,664	3,105	3,918	10,687
Restructuring charges	196	333	––	529
Amortization of pre-publication costs	6,996	2,908	––	9,904
Depreciation expense and amortization of intangibles	1,602	371	19	1,992
Income (loss) from operations	$4,291	$10,142	$(3,937)	$10,496
Interest expense	$8,856	$867	$13,544	$23,267
Capital expenditures –– property and equipment	481	305	5	791
Capital expenditures –– pre-publication costs	4,156	3,315	––	7,471
Goodwill	18,888	64,513	––	83,401
Total assets	75,301	108,253	48,834	232,388

	Test-prep & Intervention	Library	Corporate	Consolidated
Six Months Ended June 30, 2008
Revenue	$41,165	$44,845	$––	$86,010
Cost of good sold	7,896	15,770	––	23,666
Marketing and sales	13,590	7,404	––	20,994
Fulfillment and distribution	3,707	3,031	––	6,738
General and administrative	4,163	3,750	4,871	12,784
Restructuring charges	284	––	––	284
Amortization of pre-publication costs	4,990	2,892	––	7,882
Depreciation expense and amortization of intangibles	1,755	372	26	2,153
Income (loss) from operations	$4,780	$11,626	$(4,897)	$11,509
Interest expense	$8,048	$1,727	$12,366	$22,141
Capital expenditures –– property and equipment	253	296	4	553
Capital expenditures –– pre-publication costs	7,455	3,151	––	10,606
Goodwill	50,488	64,513	––	115,001
Total assets	120,644	110,082	108,375	339,101

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

Unaudited Interim Condensed Consolidating Statements of Operations:

	Three Months Ended June 30, 2009
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$––	$––	$36,419	$––	$36,419
Costs and expenses	111	1,731	28,619	––	30,461
(Loss) income from operations	(111)	(1,731)	7,800	––	5,958
Equity in the income (loss) of subsidiaries	(2,665)	2,187	––	478	––
(Income) loss from discontinued operations	––	13	(42)	––	(29)
Other expenses	4,247	3,108	5,655	––	13,010
Net (loss) income	$(7,023)	$(2,665)	$2,187	$478	$(7,023)

	Three Months Ended June 30, 2008
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$––	$––	$44,719	$––	$44,719
Costs and expenses	135	2,219	35,599	––	37,953
Income (loss) from operations	(135)	(2,219)	9,120	––	6,766
Equity in the income (loss) of subsidiaries	16,279	2,454	––	(18,733)	––
(Income) loss from discontinued operations	––	(14,908)	(2,056)	––	(16,964)
Other expenses (income)	(196)	(1,136)	8,722	––	7,390
Net (loss) income	$16,340	$16,279	$2,454	$(18,733)	$16,340

	Six Months Ended June 30, 2009
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$––	$––	$73,228	$––	$73,228
Costs and expenses	240	3,697	58,795	––	62,732
Income (loss) from operations	(240)	(3,697)	14,433	––	10,496
Equity in the income (loss) of subsidiaries	(4,833)	3,250	––	1,583	––
(Income) loss from discontinued operations	––	43	(21)	––	22
Other expenses	9,292	4,343	11,204	––	24,839
Net (loss) income	$(14,365)	$(4,833)	$3,250	$1,583	$(14,365)

	Six Months Ended June 30, 2008
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$––	$––	$86,010	$––	$86,010
Costs and expenses	254	4,643	69,604	––	74,501
Income (loss) from operations	(254)	(4,643)	16,406	––	11,509
Equity in the income (loss) of subsidiaries	11,069	(879)	––	(10,190)	––
(Income) loss from discontinued operations	––	(14,869)	127	––	(14,742)
Other expenses (income)	4,368	(1,722)	17,158	––	19,804
Net (loss) income	$6,447	$11,069	$(879)	$(10,190)	$6,447

Unaudited Interim Condensed Consolidating Balance Sheets:

	As of June 30, 2009
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets	$3,719	$37,254	$45,591	$—	$86,564
Investment in subsidiaries	(48,412)	164,403	—	(115,991)	—
Long term assets	849	7,012	137,963	—	145,824
Total assets	$(43,844)	$208,669	$183,554	$(115,991)	$232,388
Liabilities and Stockholders’ Deficit
Current liabilities	$141,945	$257,081	$19,093	$—	$418,119
Long term liabilities	14,564	—	58	—	14,622
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit and other	(200,356)	(48,412)	164,403	(115,991)	(200,356)
Total stockholders’ deficit	(200,353)	(48,412)	164,403	(115,991)	(200,353)
Total liabilities and stockholders’ deficit	$(43,844)	$208,669	$183,554	$(115,991)	$232,388

	As of December 31, 2008
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets	$3,991	$47,290	$44,265	$—	$95,546
Investment in subsidiaries	(44,206)	160,755	—	(116,549)	—
Long term assets	1,050	5,283	141,497	—	147,830
Total assets	$(39,165)	$213,328	$185,762	$(116,549)	$243,376
Liabilities and Stockholders’ Deficit
Current liabilities	$133,620	$257,534	$24,912	$—	$416,066
Long term liabilities	13,798	—	95	—	13,893
Stockholders’ deficit:
Common stock	3	—	—	—	3
Accumulated deficit	(186,586)	(44,206)	160,755	(116,549)	(186,586)
Total stockholders’ deficit	(186,583)	(44,206)	160,755	(116,549)	(186,583)
Total liabilities and stockholders’ deficit	$(39,165)	$213,328	$185,762	$(116,549)	$243,376

Unaudited Interim Condensed Consolidating Statements of Cash Flows:

	Six Months Ended June 30, 2009
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(240)	$(7,121)	$9,047	$––	$1,686
Investing activities from continuing operations:
Additions to pre––publication costs	––		(7,471)	––	(7,471)
Additions to property and equipment	––	(5)	(786)	––	(791)
Additions to intangible assets	––	––	(14)	––	(14)
Proceeds from the sale of assets	––	––	13	––	13
Intercompany activity	(34)	153	(119)	––	––
Net cash provided by (used in) investing activities	(34)	148	(8,377)	––	(8,263)
Financing activities:
Additions to deferred financing costs	––	(2,802)	––	––	(2,802)
Net cash used in financing activities	––	(2,802)	––	––	(2,802)
Effect of exchange rates on cash	––	––	350	––	350
Net cash used in discontinued operations	––	(93)	(152)	––	(245)
Net change in cash and cash equivalents	(274)	(9,868)	868	––	(9,274)
Cash and cash equivalents at beginning of period	3,935	43,121	358	––	47,414
Cash and cash equivalents at end of period	$3,661	$33,253	$1,226	$––	$38,140

	Six Months Ended June 30, 2008
	Parent Guarantor	HCOC	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash provided by (used in):
Operating activities from continuing operations:	$(238)	$(978)	$6,378	$––	$5,162
Investing activities from continuing operations:
Additions to pre––publication costs	––		(10,606)	––	(10,606)
Additions to property and equipment	––	(4)	(549)	––	(553)
Additions to intangible assets	––	––	(16)	––	(16)
Intercompany activity	286	(8,046)	7,760	––	––
Net cash provided by (used in) investing activities	286	(8,050)	(3,411)	––	(11,175)
Financing activities:
Repayment of senior secured term loan	––	(650)	––	––	(650)
Net cash used in financing activities	––	(650)	––	––	(650)
Effect of exchange rates on cash	––	––	2	––	2
Net cash used in discontinued operations	––	(2,051)	(278)	––	(2,329)
Net change in cash and cash equivalents	48	(11,729)	2,691	––	(8,990)
Cash and cash equivalents at beginning of period	3,872	56,237	1,675	––	61,784
Cash and cash equivalents at end of period	$3,920	$44,508	$4,366	$––	$52,794

18. Subsequent Events

In accordance with SFAS No. 165, Subsequent Events, the Company evaluated subsequent events for recognition and disclosure through August 11, 2009, the date of the filing of this Quarterly Report on Form 10-Q.  The evaluation resulted in no impact to the interim consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, without limitation any statements regarding the anticipated sales process or the anticipated results of that process. The forward-looking statements included in this Quarterly Report on Form 10-Q include statements concerning our debt restructuring efforts, plans, objectives, goals, strategies, future events, future sales or performance, adequacy of capital, capital expenditures, financing needs, plans or intentions relating to business trends and other information that is not historical information. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of business trends, are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.

The forward-looking statements that we make in this Quarterly Report on Form 10-Q are subject to a variety of risks, uncertainties, and other factors known and unknown that could cause actual results to differ materially from such forward-looking statements. We refer you to documents filed by us with the Securities and Exchange Commission, , as may be amended from time to time, specifically the risk factors set forth in our Annual Report on Form 10-K for our year ended December 31, 2008, Item 1A of this Quarterly Report on Form 10-Q and the notes to the consolidated financial statements included herein which identify important risks that could cause our actual results to differ materially from those contained in our forward-looking statements. Among other things, if we are  unable to consummate the Exchange Offer and restructure our Credit Agreement or other debt obligations as further described herein, we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.  Other factors could also materially affect our actual results.

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

Recent Developments

Refinancing and Repurchase of Senior Notes

On August 15, 2008, we entered into a credit agreement with DDJ Capital Management LLC, as administrative agent, and collateral agent (the “Agent”), and certain other lenders (the “Lenders”) (the “Credit Agreement”). Under the Credit Agreement, we borrowed $108.2 million under a senior secured term loan facility with a maturity of May 15, 2011. We used a combination of the net proceeds of the Term Loan and cash on hand, including the net proceeds from our previous sale of our Oakstone Publishing business, to repay the full amount of our Term Loans due August 15, 2008 in full. In addition, on August 15, 2008, we repurchased and retired Senior Notes in the aggregate principal amount of $31.2 million from certain of the Lenders and their affiliates for a purchase price equal to the aggregate principal amount of the notes retired, plus accrued but unpaid interest, if any. See Note 11 to our consolidated financial statements and “Liquidity and Capital Resources”.

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

Restructuring

On September 28, 2007, the Board of Directors authorized a restructuring of Options Publishing and Triumph Learning , whereby the management of Options Publishing was merged into Triumph Learning and the warehouse functions of Options Publishing were consolidated into the shared services division; the accounting functions were taken over by the Triumph Learning general accounting group located in New York City; customer services, warehousing and fulfillment were incorporated into the shared service facility in Northborough, MA; and the manufacturing and product purchasing functions were consolidated into a new shared manufacturing group that was formed in our Iowa City, IA location. The purpose of this restructuring was to save operational costs and to improve the product development process. Furthermore, certain functions of Triumph Learning were moved to other locations to improve processes, leverage shared resources and take advantage of lower cost facilities. The accounts receivable and cash applications functions were relocated to Northborough, MA and the manufacturing functions located in New York were moved into the previously discussed shared manufacturing function in Iowa City, IA. Additionally, as of January 1, 2008, the Triumph Learning accounting group took over certain accounting functions from Sundance/Newbridge related to the shared service facility in Northborough, MA. The Company completed the restructuring process during the first quarter of 2008.

In November 2008, the board approved the consolidation of the management of the Buckle Down/Options operations in Iowa under the Triumph Learning management in New York City.  This resulted in the elimination of the President of Buckle Down, the moving of the marketing function to the Company’s New York City facility and the consolidation of sales management  and product development to be managed in the New York office.  In addition to reducing costs, this action better allowed the company to leverage its resources and coordinate activities in product development, sales and marketing. Subsequently, to further control costs and consolidate operations, the Company closed the Iowa facility as of May 2009 and consolidated its manufacturing and remaining product development functions into New York City.

Restructuring activity related to the  Buckle Down, Options Publishing and Triumph are reported within the Test-prep and Intervention segment.

During the first quarter of 2009 the Company initiated a restructuring project under which it will reduce payroll costs as part of cost cutting measures in Recorded Books . The restructuring project resulted in cost associated with severance of nineteen employees. The restructuring project was completed during the second quarter of 2009 and we incurred a total restructuring charge of $0.3 million. This restructuring activity is reported within the Library segment.

Recent U.S. Economic Developments

Weaknesses in the United States economy have resulted in the curtailment, delay or reduction in federal, state and local government funding available to schools and libraries and has adversely impacted retail purchases. In our fourth quarter of 2008 and continuing in the second of quarter 2009, we experienced a decline in revenues across our business lines which we believe was due to this weakness in the economy.  However, the recent federal stimulus package provides for a significant increase in funding for education programs in K-12 education. This significant increase could have an important impact on our businesses. Additional funds for K-12 education could enable school districts to purchase products created by Triumph Learning and the school division of Recorded Books .

Schools districts are in the process of receiving these additional funds. These funds mostly benefit large urban districts, where both Triumph Learning and the school division of Recorded Books, has an important presence and where our products are already in use.

In addition, the allowable use for these stimulus funds includes after-school, extended day and summer school, and Response to Intervention (RTI) programs. We believe that Triumph Learning, Buckle Down, Options and Recorded Books school products are well suited for these programs.

Triumph Learning and Recorded Books has an already existing relationship with schools currently receiving federal education funds, as a result of their extensive marketing efforts (direct mail, email, inside sales), and national sales organizations. These already existing relationships should position Triumph Learning and Recorded Books to benefit from these additional funds.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have incurred a net loss of $14.3 million for the six months ended June 30, 2009, have a stockholders deficit of $200.4 million and a working capital deficiency of $331.6 million (including long term debt in default classified as current of $383.3 million) as of June 30, 2009.

As previously reported, we are in default under several provisions of our Credit Agreement.  Such defaults under the credit agreement include, among other things, the inclusion of a going concern emphasis paragraph in our financial statements for the year ended December 31, 2008 and certain prior cross defaults with the Indentures for our Senior Notes and our Senior Discount Notes.

 Rights and remedies of the lenders under the Credit Agreement (the “Lenders”) upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders’ account. In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes.  We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan should they be declared due. As of June 30, 2009, the outstanding principal balances excluding any premiums or discounts under the Credit Agreement, the Senior Notes and Senior Discount Notes (at maturity) were $108.5 million, $138.8 million  and $135.0 million, respectively.

We have entered into a short-term forbearance agreement and Commitment Letter with our Lenders, and commenced the Exchange Offer for our Senior Discount Notes.  See Note 11.  If we are unable to restructure our debt obligations as discussed in Note 11, we do not believe that the Lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and Senior Discount Notes.  Our current forbearance agreement and Credit Agreement prohibit us from making interest payments on the Senior Discount Notes while we remain in default.  Therefore, we have not paid and are currently taking advantage of the applicable 30-day grace period for making the semi-annual interest payment on our Senior Discount Notes of approximately $8.4 million due August 3, 2009.  Similarly, we also intend to take advantage of the applicable 30-day grace period for making the semi-annual interest payment on or Senior Notes of approximately $8.1 million due August 17, 2009.  Our failure to make interest payments is a default under the applicable Indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after the applicable 30-day grace period) to accelerate our obligations under the notes. This would in turn also trigger cross defaults under our Credit Agreement and the Indentures for the Senior Notes and Senior Discount Notes.

In addition, the Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of its subsidiaries and none of its subsidiaries is under any obligation to make payments to Haights Cross Communications. The ability of subsidiaries to make any payments to Haights Cross Communications are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of its subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, Haights Cross Communications may not have the ability to pay the interest or any other obligations under its Senior Discount Notes.

As described in further detail in Note 11 to our consolidated financial statements included herein, on June 8, 2009, we commenced the Exchange Offer pursuant to which, among other things, we are seeking to exchange shares of our Common Stock for Senior Discount Notes held by eligible holders of those notes.  As recently revised, among other conditions, the Exchange Offer requires that at least 90% of the aggregate principal amount of the Senior Discount Notes be validly tendered, and that we amend our Credit Agreement.  The Lenders have further required that this 90% minimum tender condition be met as one of the conditions to their amendment of the Credit Agreement.  As of August 7, 2009, the information and exchange agent for the Exchange Offer informed us that approximately $100 million (at maturity), or 74%, of the Senior Discount Notes, had been tendered and not validly withdrawn.  Although we have continued to extend the Exchange Offer, we cannot assure that we will receive any further tenders or otherwise meet the conditions for closing of the Exchange Offer or the restructuring of the Credit Agreement.  We have commenced discussions with holders of the Senior Notes to discuss alternative restructuring plans, including the possibility of the commencement of a Chapter 11 case and plan of reorganization.

  The continuing or any additional defaults under one or more of our debt arrangements, including the Credit Agreement or the Indentures governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about our ability to continue as a going concern.  If the we are unable to extend the forbearance under the Credit Agreement and restructure our debt obligations, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.  Accordingly, amounts outstanding under our senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheets as of December 31, 2008 and June 30, 2009.

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

•
Test-prep and Intervention: We publish state-specific test preparation materials for K-12 competency tests under our well-recognized imprints and brands such as Triumph Learning, Coach and Buckle Down . We also offer skills assessment products and intervention materials for struggling math and reading students under the widely known Options Publishing imprint.

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

Revenue and Expense Recognition

We recognize revenue from books when the product is shipped to the customer and collectability is reasonably assured at the time of shipment. Product shipment terms are FOB shipping point.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of net acquisition cost over the estimated fair value of net assets acquired of purchased companies. We follow the provisions of  Statement of Financial Accounting Standards No. 142, “ Goodwill and Other Intangible Assets ” (“SFAS No. 142”). Under SFAS No. 142, intangible assets considered to have indefinite lives, such as goodwill, are no longer amortized to expense but are periodically evaluated for impairment at the reporting unit level. Intangible assets with finite lives continue to be amortized to expense over their useful lives.

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

Income Taxes

We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, “ Accounting for Income Taxes ” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. A history of generating taxable income is required in order to substantiate the recording of a net deferred tax asset.

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

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

The following table summarizes the results of operations and the percentage of total revenue represented by each category for the three-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	(In thousands)
Revenue
Test Prep and Intervention	$15,595	42.8%	$21,131	47.3%
Library	20,824	57.2%	23,588	52.7%
Total Revenue	36,419	100.0%	44,719	100.0%
Cost of goods sold	10,111	27.8%	12,537	28.0%
Selling, general and administrative expenses:
Marketing and sales	6,755	18.6%	10,598	23.7%
Fulfillment and distribution	2,523	6.9%	3,293	7.4%
General and administrative expense	5,124	14.1%	6,235	13.9%
Restructuring charges	86	0.2%	85	0.2%
Total selling, general and administrative expenses	14,488	39.8%	20,211	45.2%
Amortization of pre-publication costs	4,860	13.3%	4,151	9.3%
Depreciation expense/amortization of intangibles	1,002	2.8%	1,054	2.4%
Income from operations	5,958	16.3%	6,766	15.1%
Interest expense	12,140	33.3%	10,834	24.2%
Other expenses, net of interest income	391	1.1%	460	1.0%
Loss before taxes	(6,573)	(18.1)%	(4,528)	(10.1)%
Benefit (provision) for income taxes	(479)	(1.3)%	3,904	8.7%
Loss from continuing operations	(7,052)	(19.4)%	(624)	(1.4)%
Income from discontinued operations	29	0.1%	16,964	37.9%
Net income (loss)	$(7,023)	(19.3)%	$16,340	36.5%

Revenue

Our total revenue decreased $8.3 million, or 18.6%, to $36.4 million for the three-month period ended June 30, 2009, from $44.7 million for the three-month period ended June 30, 2008. The decrease is due to declines in revenue at both our Test-prep and Intervention and Library segments.

Test-prep and Intervention. Revenue for the Test-prep and Intervention segment decreased $5.5 million, or 26.2%, to $15.6 million for the three-month period ended June 30, 2009, from $21.1 million for the three-month period ended June 30, 2008. This decrease is attributable to the impact of a weakened economy on our Coach and Buckle Down/Options product lines as schools react to budgetary pressures. A key provision of the NCLB Act required each state to implement; beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, and science and social studies are the subject of Triumph Learning’s test-prep study materials. Triumph Learning proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states.

Library. The Library segment, which consists of our Recorded Books business, publishes unabridged audiobooks and other audio-based products in both CD and audiocassette formats. Recorded Books markets to public libraries, schools, retail vendors and directly to consumers, with sales to public libraries generally accounting for more than two-thirds of revenue. Revenue for the Library segment decreased $2.8 million, or 11.7%, to $20.8 million for the three-month period ended June 30, 2009, from $23.6 million for the three-month period ended June 30, 2008. The segment revenue decrease is attributable to revenue decline in our Core Library Channel which includes WF Howes, a UK subsidiary of Recorded Books, and our school channel, which decreased 15.0% and 13.2% respectively.  The change in the foreign currency exchange rates contributed to the decrease in our Core Library Channel revenue.  The decrease was partially offset by growth in our retail channel, which increased 32.3%.

Cost of Goods Sold

Cost of goods sold decreased $2.4 million, or 19.4%, to $10.1 million for the three-month period ended June 30, 2009, from $12.5 million for the three-month period ended June 30, 2008 primarily due to the decline in revenue. Cost of goods sold as a percentage of revenue was 27.8% for the period ended June 30, 2009 and 28.0% for the period ended June 30, 2008.

Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment decreased $1.4 million, or 33.2%, to $2.8 million for the three-month period ended June 30, 2009, from $4.2 million for the three-month period ended June 30, 2008. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 17.9% from 19.8% period over period due cost savings efforts and lower inventory obsolescence charges.

Library. Cost of goods sold for the Library segment decreased $1.0 million, or 12.4%, to $7.3 million for the three-month period ended June 30, 2009, from $8.3 million for the three-month period ended June 30, 2008 primarily due to the decline in revenue. Cost of goods sold as a percentage of revenue remained substantially the same, decreasing to 35.1% from 35.4% period over period.

Selling, General and Administrative Expense

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense decreased $5.7 million, or 28.3%, to $14.5 million for the three-month period ended June 30, 2009, from $20.2 million for the three-month period ended June 30, 2008, primarily due to a reduction in compensation expense from our business restructuring efforts, lower catalog, sample, and direct mail costs and a decrease in professional fees offset by an increase in legal fees associated with our debt restructuring efforts and restructuring related costs associated with moving our Test-prep and Intervention warehouse. Selling, general and administrative expense as a percentage of revenue decreased to 39.8% from 45.2%, period over period.

Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment decreased $3.8 million, or 35.6%, to $6.9 million for the three-month period ended June 30, 2009, from $10.7 million for the three-month period ended June 30, 2008. The decrease was primarily due to lower overhead costs from the Buckle Down/Options reorganization, lower commissions due to the lower revenue, reduced catalog and direct mail related marketing expenses, and lower freight costs offset by an increase in restructuring related costs associated with moving our warehouse. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment decreased to 44.2% from 50.8% period over period due primarily to the reduction in overhead costs.

Library. Selling, general and administrative expense for the Library segment decreased $1.4 million, or 19.2%, to $5.8 million for the three-month period ended June 30, 2009, from $7.1 million for the three-month period ended June 30, 2008 primarily due to decreased compensation expense related to the restructuring efforts, lower commission expense with the decline in revenue, and lower freight, catalog and direct mail expense. Selling, general and administrative expense as a percentage of revenue decreased to 27.7% from 30.2% period over period.

Corporate. Our corporate general and administrative expense decreased $0.5 million to $1.8 million for the three month period ended June 30, 2009, from $2.3 million for the three-month period ended June 30, 2008 primarily due to a decrease in compensation expense and professional fees.

Amortization of Pre-Publication Costs

Amortization of pre-publication costs increased $0.7 million to $4.9 million for the three-month period ended June 30, 2009, from $4.2 million for the three-month period ended June 30, 2008. The increase over the prior period is a result of the accelerated amortization within the Test-Prep and Intervention segment.

Depreciation Expense and Amortization of Intangibles

Depreciation expense and amortization of intangibles was $1.0 and $1.1 million for the three-month periods ended June 30, 2009 and 2008.

Interest Expense

Interest expense increased $1.3 million, or 12.05%, to $12.1 million for the three-month period ended June 30, 2009 from $10.8 million for the three-month period ended June 30, 2008.  This resulted from the increased interest rate on our Term Loans.  The interest rate on our Term Loans was increased from 7.7% to 15.25% as explained in Note 11. Our total outstanding debt decreased from $421.4 million as of June 30, 2008 to $383.3 million as of June 30, 2009.

Cash interest expense increased $4.8 million to $11.9 million for the three-month period ended June 30, 2009 from $7.1 million for the three-month period ended June 30, 2008, primarily due to cash interest expense on the Senior Discount Notes. Our cash interest bearing outstanding debt was $383.3 million as of June 30, 2009 compared to $295.6 million as of June 30, 2008.

Interest expense consists of the following:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Interest expense:
Senior secured term loans—cash	$3,535	$2,128
Senior secured term loans— non-cash	325	—
11 3/4% senior notes—cash	4,077	4,994
12 1/2% senior discount notes —cash	4,242	—
12 1/2% senior discount notes — non-cash	—	3,737
Other	2	7
Total interest expense	12,181	10,866
Less: capitalized interest	(41)	(32)
Net Interest expense	$12,140	$10,834

As of June 30, 2009, the Company had $108.5 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at of 15.25% .. Commencing as of April 15, 2009, pursuant to our Forbearance Agreement we agreed to pay the Lenders under the Term Loan an increase of 2% over the stated variable rate. Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous rate).  As of July 31, 2009, this rate of interest was 15.25%. (See Liquidity and Capital Resources for further discussion on the Credit Agreement, including interest rates).

Discontinued Operations

On June 30, 2008, the assets and liabilities of Oakstone Publishing were sold for gross proceeds for $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.5 million placed in an escrow account, of which $3.8 million was collected in July 2009. A gain of $15.6 million presented as a gain on disposal of discontinued operations, was recorded on the sale.

Provision for Income Taxes

The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income. The provision for income taxes in continuing operations for the three months ended June 30, 2008, includes an income tax benefit of $4.9 million as a result of the gain on the disposal of the Oakstone Publishing business, included within discontinued operations.

Net Income (Loss)

Net loss for the three-month period ended June 30, 2009, was $7.0 million and net income for the three-month period ended June 30, 2008 was $16.3 million. Net income for the three-month period ended June 30, 2008 included a gain on discontinued operations of $17.0 million. Operating income decreased $0.8 million to $6.0 million for the three month period ended June 30, 2009, from $6.8 million for the three month period ended June 30, 2008 primarily due to the decrease in revenue offset by decreases in costs of goods sold and selling, general and administrative expenses. Other expense increased by $1.2 million period over period, due to the increase in interest expense.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

The following table summarizes the results of operations and the percentage of total revenue represented by each category for the six-month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009		2008
	(In thousands)
Revenue
Test Prep and Intervention	$33,797	46.2%	$41,165	47.9%
Library	39,431	53.8%	44,845	52.1%
Total Revenue	73,228	100.0%	86,010	100.0%
Cost of goods sold	19,546	26.7%	23,666	27.5%
Selling, general and administrative expenses:
Marketing and sales	14,901	20.3%	20,994	24.4%
Fulfillment and distribution	5,173	7.1%	6,738	7.8%
General and administrative expense	10,687	14.6%	12,784	14.9%
Restructuring charges	529	0.7%	284	0.3%
Total selling, general and administrative expenses	31,290	42.7%	40,800	47.4%
Amortization of pre-publication costs	9,904	13.5%	7,882	9.2%
Depreciation expense/amortization of intangibles	1,992	2.8%	2,153	2.5%
Income from operations	10,496	14.3%	11,509	13.4%
Interest expense	23,267	31.8%	22,141	25.7%
Other expenses, net of interest income	598	0.8%	518	0.7%
Loss before taxes	(13,369)	(18.3)%	(11,150)	(13.0)%
Tax benefit (provision)	(974)	(1.3)%	2,855	3.4%
Loss from continuing operations	(14,343)	(19.6)%	(8,295)	(9.6)%
Income (loss) from discontinued operations	(22)	0.0%	14,742	17.1%
Net income (loss)	$(14,365)	(19.6)%	$6,447	(7.5)%

Revenue

Our total revenue decreased $12.8 million, or 14.9%, to $73.2 million for the six-month period ended June 30, 2009, from $86.0 million for the six-month period ended June 30, 2008. The decrease is due to declines in both the Library and Test-prep and Intervention segments.

Test-prep and Intervention. Revenue for the Test-prep and Intervention segment decreased $7.4 million, or 17.9%, to $33.8 million for the six-month period ended June 30, 2009, from $41.2 million for the six-month period ended June 30, 2008. This decrease is attributable to the impact of the weakened economy on our Coach and Buckle Down/Options product lines. A key provision of the NCLB Act required each state to implement beginning with the 2005-2006 school year, increased standardized testing across many grade levels. The state standardized tests in reading, math, and science and social studies are the subject of Triumph Learning’s test-prep study materials. Triumph Learning proactively sought to benefit from the demand created by the NCLB Act by publishing new state, subject and grade specific test-prep study materials (for example a State of New York, Grade 5, Math test-preparation workbook) corresponding to these new tests for many but not all states.

Library. Revenue for the Library segment decreased $5.4 million, or 12.1%, to $39.4 million for the six-month period ended June 30, 2009, from $44.8 million for the six-month period ended June 30, 2008. The majority of the decline is due to the decrease in the Core Library Channel which includes WF Howes, a UK subsidiary of Recorded Books, which decreased $5.1 million, or 15.8%.  The change in the foreign currency exchange rates contributed to the decrease in our Core Library Channel revenues. Partially offsetting the decrease is an increase in the Retail channel, which was up 13.5%.

Cost of Goods Sold

Cost of goods sold decreased $4.1 million, or 17.4%, to $19.5 million for the six-month period ended June 30, 2009, from $23.7 million for the six-month period ended June 30, 2008. The decrease was due primarily to the decline in revenues period over period. Cost of goods sold as a percentage of revenue decreased slightly to 26.7% from 27.5% period over period.

Test-prep and Intervention. Cost of goods sold for the Test-prep and Intervention segment decreased $2.0 million, or 25.9%, to $5.8 million for the six-month period ended June 30, 2009, from $7.9 million for the six-month period ended June 30, 2008, due to the decline in revenue. Cost of goods sold as a percentage of revenue for the Test-prep and Intervention segment decreased to 17.3% from 19.2% period over period, primarily due to cost savings measures and lower inventory obsolescence charges during the 2009 period.

Library. Cost of goods sold for the Library segment decreased $2.1 million, or 13.1% to $13.7 million for the six-month period ended June 30, 2009, from $15.8 million for the six-month period ended June 30, 2008, due to the decline in revenue. Cost of goods sold as a percentage of revenue decreased slightly to 34.7% from 35.2% period over period.

Selling, General and Administrative Expense

Selling, general and administrative expense is comprised of marketing and sales, fulfillment and distribution, general and administrative, and restructuring charges in the accompanying consolidated statements of operations. Selling, general and administrative expense decreased $9.5 million, or 23.3%, to $31.3 million for the six-month period ended June 30, 2009, from $40.8 million for the six-month period ended June 30, 2008 primarily due to a reduction in compensation expense due to reduced headcount, lower catalog, sample, and direct mail costs and decrease in professional fees offset by an increase in restructuring and restructuring related costs related to the reorganization of the Library segment and costs incurred to move our Test-prep Intervention warehouse.  Selling, general and administrative expense as a percentage of revenue decreased to 42.7% from 47.4% period over period.

Test-prep and Intervention. Selling, general and administrative expense for the Test-prep and Intervention segment decreased $6.7 million, or 30.7%, to $15.1 million for the six-month period ended June 30, 2009, from $21.7 million for the six-month period ended June 30, 2008. The decrease was primarily due to decreased overhead costs resulting from the Buckle Down/Options reorganization, lower catalog and direct mail related marketing expenses and compensation expense and lower freight costs, offset by increase in restructuring related costs associated with moving our warehouse. Selling, general and administrative expenses as a percentage of revenue for the Test-prep and Intervention segment decreased to 44.6% from 52.8% period over period.

Library. Selling, general and administrative expense for the Library segment decreased $1.9 million, or 13.2%, to $12.3 million for the six-month period ended June 30, 2009, from $14.2 million for the six-month period ended June 30, 2008, primarily due to decreased compensation expense, freight and catalog expenses offset by an increase in restructuring costs. Selling, general and administrative expense as a percentage of revenue decreased to 31.2% from 31.6% period over period.

Corporate. Our corporate general and administrative expenses decreased $1.0 million, or 19.6% to $3.9 million for the six-month period ended June 30, 2009, from $4.9 million for the six-month period ended June 30, 2008, primarily due to decreased compensation expense and professional fees.

Amortization of Pre-Publication Costs

Amortization of pre-publication costs increased $2.0 million to $9.9 million for the six-month period ended June 30, 2009, from $7.9 million for the six-month period ended June 30, 2008. The increase over the prior period is a direct result of the accelerated amortization within the Test-Prep and Intervention segment.

Depreciation Expense and Amortization of Intangibles

Depreciation expense and amortization of intangibles was $2.0 million and $2.2 for the six-month period ended June 30, 2009 and 2008, respectively.

Interest Expense

Interest expense increased $1.1 million, or 5.08%, to $23.3 million for the six-month period ended June 30, 2009 from $22.1 million for the six-month period ended June 30, 2008. This resulted from the increased interest rate on our Term Loans.  The interest rate on our Term Loans was increased from 7.7% to 15.25%  as explained in Note 11. Our total outstanding debt decreased from $421.4 million as of June 30, 2008 to $383.3 million as of June 30, 2009.

Cash interest expense increased $6.8 million to $21.6 million for the six-month period ended June 30, 2009 from $14.8 million for the six-month period ended June 30, 2008, primarily due to cash interest on the Senior Discount Notes. Our cash interest bearing outstanding debt was $383.3 million as of June 30, 2009 compared to $295.6 million as of June 30, 2008.

Interest expense consists of the following:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Interest expense:
Senior secured term loans—cash	$6,578	$4,821
Senior secured term loans— non-cash	325	—
11 3/4% senior notes—cash	8,113	9,987
12 1/2% senior discount notes —cash	6,946	—
12 1/2% senior discount notes — non-cash	1,380	7,383
Other	6	13
Total interest expense	23,348	22,204
Less: capitalized interest	(81)	(63)
Net Interest expense	$23,267	$22,141

As of June 30, 2009, the Company had $ 108.5 million in aggregate principal amount outstanding under the Term Loans, with such amount bearing interest at of 15.25% .. Commencing as of April 15, 2009, pursuant to our Forbearance Agreement we agreed to pay the Lenders under the Term Loan an increase of 2% over the stated variable rate. Effective, May 7, 2009, the Credit Agreement was amended to increase the base interest rate by 4% over the stated variable rate (an increase of 2% over the previous rate).  As of July 31, 2009, this rate of interest was 15.25%. (See Liquidity and Capital Resources for further discussion on the Credit Agreement, including interest rates).

Discontinued Operations

On June 30, 2008, the assets and liabilities of Oakstone Publishing was sold for gross proceeds for $47.5 million, consisting of consideration received from the buyer of $42.8 million and $4.5 million placed in an escrow account, of which $3.8 million was collected in July 2009. A gain of $15.6 million presented as a gain on disposal of discontinued operations, was recorded on the sale.

Provision for Income Taxes

The deferred income tax expense reflects the increase in deferred tax liabilities as a result of the amortization for income tax purposes of goodwill and indefinite lived assets not reflected in book income. The provision for income taxes in continuing operations for the six months ended June 30, 2008 includes an income tax benefit of $4.9 million as a result of the gain on the disposal of the Oakstone Publishing business, included within discontinued operations.

Net Income (Loss)

Net loss for the six-month period ended June 30, 2009, was $14.4 million and net income for the six-month period ended June 30, 2008 was $6.4 million. Net income for the six-month period ended June 30, 2008 included a gain on discontinued operations of $14.7 million. Operating income decreased $1.0 million to $10.5 million for the six month period ended June 30, 2009 from $11.5 million for the six month period ended June 30, 2008, primarily due to  the decline in revenue and increased amortization of prepublication costs which were partially offset by decreases in costs of goods sold and selling, general and administrative costs. Other expense increased $1.2 million period over period, primarily due to the increase in interest expense and decrease in interest income offset by decrease in amortization of deferred financing costs and increase in other income.

Liquidity and Capital Resources

We have relied primarily on our available cash balance to fund our working capital, capital expenditures, business acquisition and debt service requirements. As of June 30, 2009, we had an available cash balance of $38.1 million. During the six months ended June 30, 2009, we funded $7.5 million in pre-publication costs for new product development, $0.8 million of capital expenditures for property and equipment, and $14.7 million of cash interest payments.

As of June 30, 2009, we had total indebtedness outstanding of $383.3 million, including our Term Loan in the principal amount of $108.5 million, Senior Notes in the aggregate principal amount of $139.8 million and Senior Discount Notes in the aggregate accreted amount of $135.0 million. See Note 11 to our Consolidated Financial Statements. The Senior Notes which remain outstanding are general unsecured obligations of our subsidiary, Haights Cross, and also are guaranteed by our other subsidiaries and Haights Cross Communications. The Senior Notes are effectively subordinated to the Term Loan to the extent of the collateral securing the Term Loan. The Senior Discount Notes are general unsecured obligations of Haights Cross Communications, ranking equally with all of Haights Cross Communications’ senior debt. However, the Senior Discount Notes are structurally subordinated to all existing and future liabilities of our subsidiaries, including the Term Loans and the Senior Notes, and are effectively subordinated to the Term Loan to the extent of the value of the collateral securing the Term Loan.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have incurred a net loss of $14.3 million for the six months ended June 30, 2009 and we have a stockholders’ deficit of $200.4  million and a working capital deficiency of $331.6 million (including long term debt in default classified as current of $383.3 million) as of June 30, 2009.

As previously reported, we are in default under several provisions of our Credit Agreement.  Such defaults under the credit agreement include, among other things, the inclusion of a going concern emphasis paragraph in our financial statements for the year ended December 31, 2008 and certain prior cross defaults with the Indentures for our Senior Notes and our Senior Discount Notes.

Rights and remedies of the Lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, and blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders’ account.   In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes.  We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment of our senior secured term loan under the Credit Agreement should it be declared due .   As of June 30, 2009, the outstanding principal balances excluding any premiums or discounts under the Credit Agreement, the Senior Notes and Senior Discount Notes (at maturity) were $108.5 million, $138.8 million  and $135.0 million, respectively.

On April 15, 2009, we entered into a short-term forbearance agreement with the Lenders under the Credit Agreement relating to our financial reporting defaults, and since that time  have entered into further forbearance agreements to extend the applicable forbearance period, including a Fourth Forbearance Agreement and Amendment No. 1 to Credit Agreement on May 7, 2009, as extended on August 7, 2009 (the “Forbearance Agreement and Amendment”).  The Forbearance Agreement and Amendment also provides for a forbearance relating to defaults, if any, resulting from our failure to satisfy our financial covenants under our Credit Agreement for the periods ended December 31, 2008 and  March 31, 2009. Pursuant to the Forbearance Agreement and Amendment, the Lenders have agreed to forbear exercising any rights and remedies under the Credit Agreement until the earliest of (i) August 17, 2009; (ii) the material modification without consent, withdrawal or termination of the Exchange Offer; (iii) the occurrence of an event of default under the Credit Agreement other than those events covered by the Forbearance Agreement and Amendment; or (iv) the occurrence or existence of any event of default under either of the Indentures for the Senior Notes or the Senior Discount Notes. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect, which would permit the Lenders to exercise their rights and remedies under the Credit Agreement and related security documents.

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

In consideration of this increase and a forbearance fee of $541,000, the Lenders have agreed to waive any default interest during the current forbearance period.  As of July 31, 2009, our base rate of interest under the Credit Agreement was 15.25%.  Under certain circumstances, we are allowed to make an election to have a portion of the interest, not to exceed 2% per annum, paid-in-kind through an increase in the outstanding principal amount of the term loans.

On June 8, 2009, as supplemented on July 31, 2009, the Company announced a plan to restructure its indebtedness, including a voluntary exchange of the Company’s Senior Discount Notes that are held by Eligible Holders for shares of Common Stock of the Company, subject to the terms and conditions of the Exchange Offer presented to such Eligible Holders (the “Exchange Offer”).  Under the restructuring, the Company is offering to issue 120.21 shares of its Common Stock for each $1,000 in principal amount at maturity of Senior Discount Notes exchanged, or an aggregate of 16,228,350 shares of Common Stock (subject to adjustment to eliminate fractional shares) if all $135 million aggregate principal amount at maturity of Senior Discount Notes are exchanged.  These shares would represent at least 89% (subject to adjustment for rounding of fractional shares) of the outstanding shares of Common Stock of the Company immediately after the closing of the Exchange Offer.  Immediately prior to the closing of the Exchange Offer, the Company would effect a one-for-five reverse stock split that would convert holdings of currently outstanding shares, and warrants to purchase shares, of Common Stock into approximately 2,005,682 shares (including warrant rights thereto), or 11% of the outstanding shares immediately after the closing of the Exchange Offer (assuming 100% of Senior Discount Notes are exchanged).  Affiliates of Monarch Alternative Capital, LP, which are stockholders of the Company and holders of approximately 33% of the aggregate principal amount at maturity of the outstanding Senior Discount Notes, have agreed to support this restructuring.

Concurrently with the Exchange Offer, we also are soliciting consents from the Eligible Holders (the “Consent Solicitation”) for certain amendments to the Indenture pursuant to which the Senior Discount Notes were issued, to eliminate or substantially amend all of the restrictive covenants and modify certain of the events of default and various other provisions contained in such Indenture (collectively, the “Proposed Amendment”).  Eligible Holders that tender Senior Discount Notes pursuant to the Exchange Offer must also consent to the Proposed Amendment in respect of such tendered Senior Discount Notes.  The Proposed Amendment will not become operative unless and until the Exchange Offer is consummated.

The Exchange Offer and Consent Solicitation was scheduled to expire at 11:59 p.m., New York City time, on July 6, 2009, but such expiration date was extended until 11:59 p.m., New York City time, on August 14, 2009, unless further extended or earlier terminated.

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

The consummation of the Exchange Offer will be conditioned upon the satisfaction or waiver of a number of conditions including, among others: (i) at least 90% of the aggregate principal amount of the Senior Discount Notes being validly tendered for exchange and not revoked, and Eligible Holders representing such Senior Discount Notes delivering their consents to the Proposed Amendments; (ii) the execution of a satisfactory amendment to the Credit Agreement; and (iii) the amendment to our Certificate of Incorporation to effect, among other things, the adoption of a one-for-five reverse stock split, an increase in our authorized shares of Common Stock, and the adoption of cumulative voting for the election of directors and (iv) the termination of our obligations under our existing stockholders’ agreement. The requisite holders of our outstanding Common Stock have agreed to effect the amendment to our Certificate of Incorporation and to terminate the operative provisions of the existing stockholders agreement upon the closing of the Exchange Offer.

 The Exchange Offer and the Consent Solicitation are part of a restructuring plan that is intended to include an amendment to our Credit Agreement and certain related transactions (the “Credit Agreement Restructuring”), so that the Company and its subsidiaries will no longer be in default under the Credit Agreement.

For a discussion of the risks associated with carrying out the Exchange Offer and the Credit Agreement Restructuring and our failure to consummate them, see “Risk Factors” in Item 1A hereof.  Moreover, there can be no assurance that any alternative out-of-court restructuring arrangement or plan will be pursued or accomplished.

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

(vi)	A default under the Restructured Term Loans will trigger an additional 2.00% of interest above the stated rates.

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

On June 17, 2009, as amended on July 31, 2009 and August 7, 2009, we executed a commitment letter (the “Commitment Letter”) with the Lenders and Agent.  Pursuant to the Commitment Letter, certain of the Lenders have made commitments to effectuate the Credit Agreement Restructuring.  The Lenders’ commitment is subject to the satisfaction or waiver of certain conditions, including our ability to meet the 90% minimum tender offer condition in connection with the Exchange Offer, and the negotiation, execution and delivery of definitive documents.  The outside date for the satisfaction of the conditions precedent set forth in the Commitment Letter and the funding of the facility is August 17, 2009, after which the Commitment Letter will expire.  Pursuant to the Commitment Letter, we agreed to (i) pay or reimburse the Lenders and the Agent for certain reasonable and documented out-of-pocket costs and expenses and (ii) the Lenders earned a commitment fee. Pursuant to the extension of the Forbearance Agreement and Amendment and Commitment Letter on August 7, 2009, the commitment fee was added to the principal amount of the senior secured term loan.

We cannot assure that we will be able to consummate a successful Exchange Offer and timely effect a Credit Agreement Restructuring as described herein, or otherwise to cure the outstanding defaults under the Credit Agreement.  In the event that we are not able to successfully complete such a restructuring, we intends to explore all other restructuring alternatives available to us at that time, which may include an alternative out-of-court restructuring or the commencement of a Chapter 11 plan of reorganization under the U.S. Bankruptcy Code, with or without a pre-arranged plan of reorganization. We cannot assure that any alternative restructuring arrangement or plan could be accomplished.

If we are unable to restructure our debt obligations, we do not believe that the lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and our Senior Discount Notes.  Our current forbearance agreement and Credit Agreement prohibit us from making interest payments on the Senior Discount Notes while we remain in default. We have not paid and are currently taking advantage of the applicable 30-day grace period for making the semi-annual interest payment on or Senior Discount Notes of approximately $8.4 million due on August 3, 2009.  Similarly, we also intend to take advantage of the applicable 30-day grace period for making the semi-annual interest payment on our Senior Notes of approximately $8.1 million due August 17, 2009. Our failure to make interest payments is a default under the applicable Indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after the applicable 30-day grace period) to accelerate our obligations under the notes. This would in turn also trigger cross defaults under our Credit Agreement and the Indentures for the Senior Notes and Senior Discount Notes.

In addition, our Senior Discount Notes are obligations of Haights Cross Communications.  These obligations are not guaranteed by any of our subsidiaries and none of our subsidiaries is under any obligation to make payments to Haights Cross Communications. The ability of subsidiaries to make any payments to Haights Cross Communications are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of our subsidiaries and various business and contractual considerations.  As a result, even if otherwise permitted under the Credit Agreement, Haights Cross Communications may not have the ability to pay the interest or any other obligations under our Senior Discount Notes.

As of August 7, 2009, the information and exchange agent for the Exchange Offer informed us that approximately $100 million (at maturity), or 74%, of the Senior Discount Notes, had been tendered and not validly withdrawn.  Although we have continued to extend the Exchange Offer, we cannot assure that we will receive any further tenders or otherwise meet the 90% tender or other conditions for closing of the Exchange Offer and the Credit Agreement Restructuring.  We have commenced discussions with holders of the Senior Notes to discuss alternative restructuring plans, including the possibility of the commencement of a Chapter 11 case and plan of reorganization

Although we intend to attempt to restructure our debt obligations under one or more of these arrangements, given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements on favorable terms, if at all.  The continuing or any additional defaults under one or more of our debt arrangements, including the Credit Agreement or the Indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about the our ability to continue as a going concern.  If we are unable to extend the forbearance under the Credit Agreement and restructure our debt obligations, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.  Accordingly, amounts outstanding under the our senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in the accompanying consolidated balance sheets as of December 31, 2008 and June 30, 2009.

These uncertainties raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 Cash Flows

Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2009 compared to $5.2 million for the six months ended June 30, 2008. The decline in cash from operating activities was primarily due to increase in loss from continuing operations.

Cash used in investing activities primarily consists of expenditures for pre-publication costs and property, plant and equipment. Cash used in investing activities decreased to $8.3 million for the six months ended June 30, 2009 from $11.2 million for the six months ended June 30, 2008, primarily due to a decrease in pre- publication cost of $3.1 million, offset by $0.2 million increase in property, plant and equipment expenditures. The decline in pre-publication cost is primarily due to testing cycles which have resulted in not as much new product being released for Triumph Learning during 2009 as was released during 2008 and efficiencies created in the pre-publication process due to the restructuring.

Cash used in financing activities decreased to $2.8 million for the six months ended June 30, 2009 from $0.7 million for the six months ended June 30, 2008.  The cash used in financing activities during the six months ended June 30, 2008 represented the partial principal payment on our Term Loans, which were refinanced during the third quarter 2008.  The cash used in financing activities during the six months ended June 30, 2009 primarily represents the deferred financing cost related to our debt restructuring efforts in 2009.

Capital Expenditures

Capital expenditures — pre-publication costs relate to the costs incurred in the development of new products. For the six months ended June 30, 2009, we had $7.5 million of pre-publication expenditures compared to $10.6 million during the six months ended June 30, 2008. We plan expenditures of $17.9 million for pre-publication costs in 2009. This level of spending is intended to support our successful core products and allow for the development of new products. The decline in pre-publication cost is primarily due to testing cycles which have resulted in not as much new product being released for Triumph Learning during 2009 as was released during 2008 and efficiencies created in the pre-publication process due to the restructuring.

Capital expenditures — property and equipment relate to the purchase of tangible fixed assets such as computers, software and leasehold improvements. For the six months ended June 30, 2009, we had $0.8 million of property, building and equipment expenditures compared to $0.6 million for the six months ended June 30, 2008. We plan expenditures of $1.9 million for property and equipment in 2009.

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

As of June 3, 2009, a hypothetical 10% change in interest costs of our variable rate debt would change interest expense on an annual basis by $1.3 million. As of June 30, 2009, a hypothetical 10% change in the interest rate applicable to our investments would not materially impact our financial statements. These amounts are determined by calculating the effect of a hypothetical interest rate change on our variable rate debt and our investments, and without regard to the effects of other possible occurrences, such as actions to mitigate these risks or changes in our financial structure.

As of June 30, 2009, we had $108.5 million in aggregate principal amount outstanding under the Term Loans. The applicable interest rates on the Term Loans, which are based on LIBOR plus an applicable spread, was 15.25% .

  The functional currency of the Company’s foreign operations is the local currency, or UK pounds.  Accounts of foreign operations are translated into U.S. dollars using period exchange rates for assets and liabilities and average monthly exchange rates for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.  A 10% unfavorable change in the UK-to-US dollar exchange rate would not materially impact our June 30, 2009 balance sheet.  Gains and losses resulting from foreign currency transactions are included in determining net income (loss), and were immaterial for all periods presented.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

Pursuant to Rule 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 15d-15(e), as of June 30, 2009. Based on that evaluation, our disclosure controls and procedures were ineffective, as of the end of the period covered by this report, due to the material weakness in our internal control over financial reporting as previously reported in our Annual Report on Form 10K for the year ended December 31, 2008.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect our business, financial condition or future results. The risks described herein or in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We are in default under several provisions of its Credit Agreement.  Such defaults under the credit agreement include, among other things, the inclusion of a going concern emphasis paragraph in our financial statements for the year ended December 31, 2008 and certain prior cross defaults with our obligations under our Indentures for our Senior Notes and its Senior Discount Notes.

Rights and remedies of the Lenders under the Credit Agreement upon the occurrence of an event of default include the right to charge a default interest rate, to declare the loans outstanding to be due and payable, either in whole or in part, immediately, and to foreclose on our assets securing our obligations under the Credit Agreement, including without limitation taking control of our operating subsidiaries through our pledge of the shares of those subsidiaries, blocking our access to cash held in deposit accounts subject to control agreements (which includes substantially all of our cash) and sweeping that cash into the Lenders’ account. In addition, an acceleration of the senior secured term loan would cause defaults under the Senior Notes and Senior Discount Notes. We do not expect that our cash on hand and cash generated from operations will be sufficient to fund the repayment our senior secured term loans should they be declared due. As of June 30, 2009, the outstanding principal balances excluding any premiums or discounts under the Credit Agreement, the Senior Notes and Senior Discount Notes (at maturity) were $108.5 million, $138.8 million and $135.0 million, respectively.

We have executed the Commitment Letter with the Lenders and the Agent to amend the Credit Agreement, in the context of a broader debt restructuring. If we are unable to restructure our debt obligations, we do not believe that the Lenders would extend their forbearance and amend the Credit Agreement so as to permit us to make our August 2009 interest payments on our Senior Notes and our Senior Discount Notes. Moreover, our Senior Discount Notes are obligations of Haights Cross Communications. These obligations are not guaranteed by any of our subsidiaries and none of our subsidiaries is under any obligation to make payments to us. The ability of subsidiaries to make any payments to us are limited by statutory and other contractual restrictions that would depend on the earnings or financial condition of our subsidiaries and various business and contractual considerations. As a result, even if otherwise permitted under the Credit Agreement, we may not have the ability to pay the interest or any other obligations under our Senior Discount Notes. Our failure to make interest payments is a default under the applicable Indenture governing those notes and entitles the trustee or the holders of an applicable percentage of those notes (after an applicable grace period) to accelerate our obligations under the notes. This would in turn also trigger cross defaults under our Credit Agreement and the Indentures for the Senior Notes and Senior Discount Notes.

Given the current negative conditions in the economy generally and the credit markets in particular, we cannot give any assurance that we will be successful in restructuring our debt or finding alternative financing arrangements on favorable terms, if at all. The continuing or any additional defaults under one or more of our debt arrangements, including the Credit Agreement or the Indenture governing the Senior Notes or the Senior Discount Notes, could cause cross defaults of other agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about the our ability to continue as a going concern. If we are unable to extend the forbearance under the Credit Agreement and restructure our debt obligations, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. Accordingly, amounts outstanding under the Company’s senior secured term loan, Senior Notes and Senior Discount Notes have been classified as current liabilities in our consolidated balance sheets as of December 31, 2008 and June 30, 2009.

We have a history of losses, which we expect to continue, and we might not ever achieve or maintain profitability.

We have experienced losses every year since our inception through 2008. In 2008, we had net loss of $38.5 million and had a stockholders’ deficit of $186.4 million and a working capital deficiency of $320.3 million (including long term debt in default classified as current of $381.8 million) as of December 31, 2008. The 2008 net loss was due, in part, to a goodwill impairment charge of $31.6 million. We expect to continue to incur losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations, our business will be harmed.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 17, 2009, by written consent of the stockholders in lieu of special meeting, the stockholders of the Company holding the requisite number of shares of common stock of the Company consented to the adoption of a proposal to amend the Company’s Third Amended and Restated Certificate of Incorporation as reflected in that certain Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company (the “Amendment”).  The Company currently contemplates that the Amendment will be filed only upon the successful consummation of the Exchange Offer described in Note 11 to the Company’s financial statements included herein.

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
HAIGHTS CROSS COMMUNICATIONS, INC.

Dated: August 11, 2009	By:	/s/ PAUL J. CRECCA
Paul J. Crecca
Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 11, 2009	By:	/s/ MARK KURTZ
Mark Kurtz
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)